Form 10KSB
period 1998-01-31
NEW WORLD PUBLISHING INC /CO/
filed 1998-03-31
CIK 1049505

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB
              Annual Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934
           For the Fiscal Year Ended: January 31, 1998
                      Commission File No. 0-23365

                    NEW WORLD PUBLISHING, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

             COLORADO                           84-1290152
          (State or other               (IRS Employer File Number)
          jurisdiction of
          incorporation)


          1977 S. Vivian Street
            LAKEWOOD, COLORADO                           80228
     (Address of principal executive offices)          (zip code)


                         (303) 763-5630
       (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

 Securities to be Registered Pursuant to Section 12(g) of the Act:

             Common Stock, $0.0001 per share par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X
No:

     Check if there  is  no  disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year $-0-; The aggregate market value of the voting stock of the Registrant held by non-affiliates as of January 31, 1998 was not able to be determined since the Registrant's stock has not ever traded. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 1, 1998, was 10,781,500

                DOCUMENTS INCORPORATED BY REFERENCE
     Documents incorporated by reference are found in Item 13.

                              PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

     (a)  GENERAL DEVELOPMENT OF BUSINESS

     New World Publishing, Inc. (the "Company" or the "Registrant"), is a Colorado corporation. The principal business address is 1977 S. Vivian Street, Lakewood, Colorado 80228.

     The Company was originally incorporated as JLQ, Inc. under the laws of the State of Colorado on December 28, 1994 to buy, sell, and to generally deal in the wholesale distribution of picture frames and to provide associated services. Since its inception the Company has been in the development stage. Currently, the Company has no substantial revenues. See "Financial Statements" below.

     The present management has been involved with the Company since its inception. In 1997, the Company elected one new Director, Ms. Judith Harayda, who also became the Treasurer of the Company at that time. On October 15, 1997, the Company approved a one-for-five hundred forward split of its common stock. As of October 31, 1997, the Company had a total of 10,781,500 common shares issued and outstanding. The Company has not been subject to any bankruptcy, receivership or similar proceeding.

     (b)  NARRATIVE DESCRIPTION OF THE BUSINESS

     GENERAL

     From the Company's inception in 1994 to the date hereof, the Company has had minimal activities. During this period, the Company has carried no substantial inventories or accounts receivable. No independent market surveys have ever been conducted to determine demand for the Company's products and services, since the Company has never provided substantial products or services. During this period, the Company has carried on no material operations and generated no material revenues.

     HISTORICAL OPERATIONS

     From inception to the date hereof, the Company has been primarily engaged in the wholesale distribution of picture frames and art. Most of the Company's activities to date have involved procuring art for hotels and resorts. The Company has supplied art for the Disney Boardwalk Hotel rooms and lobby, for a Hilton Hotel project in Las Vegas, and for a Marriott Corp. project on Marco Island, Florida.

     Since inception, the Company has also carried on limited operations involving the publishing of art works on behalf of various artists. No operations currently are being carried on by the Company. The Company has investigated certain possibilities and has decided to focus its future operations primarily in the area of publishing art works. To that end, in October, 1997, the Company changed its name from JLQ, Inc. to New World Publishing, Inc.

     ORGANIZATION

     The Company presently comprises one corporation with no subsidiaries or parent entities and is in the developmental stage.

    (c)   OPERATIONS

     PROPOSED BUSINESS

      The Company plans to engage in two lines of business. The former primary line of business, which was the wholesale distribution of picture frames, will become a secondary line of business.

     The principal line of business for the Company will be the publishing of art works on behalf of various artists. Since inception, the Company has, on occasion, published art works. The primary published works in the past have been the William Hoffman Cowboy Artist of America Series. These art works were created to appeal to the Western spirit and the cowboy lifestyle. Mr. Hoffman, who died in 1992, received the Cowboy Artist of America award in 1989, which is an annual award only bestowed upon the finest artist in this specialized field

     The Company's plan in publishing the art work of artists will be to find new or unknown artists, place them under exclusive contract, publish their works through prints or similar reproductive media, and to seek to profit from the increased recognition of and demand for these artists' works. During this last fiscal year, the primary activity of the Company has been directed towards organizational efforts.

     A typical project would involve signing an exclusive contract with an artist, printing an art work in an edition of approximately two thousand prints, and retailing the prints at approximately $150 per print. As the artist becomes more recognized, the price of the prints would increase, along with the profit to the Company.

     During this fiscal year, the Company plans to search for and to identify potential artists and to publish their art works. As of the date hereof, the Company is negotiating the rights to publish the art works of the following artists: Michael Delaroux, a French artist who paints European street scenes; Patrick Swazo Hinds, a Native American artist, who works in the style of R.C. Gorman, the Navajo artist; and Don Clark, a Navajo Indian artist who specializes in depicting Navajo babies wrapped in blankets. No final agreements have been signed as of the date hereof.

     The Company's secondary business segment will be in the wholesale frame business. In connection with this business, the Company plans to import finished frames, principally from Mexico, and to sell them in the United States to retail customers. However, this activity will be only an adjunct to, and in support of, the art publishing business.

     The Company also proposes to investigate and, if warranted, to merge with or acquire the assets or common stock of an entity actively engaged in a business which generates revenues. The Company will seek opportunities for long-term growth potential as opposed to short-term earnings. Although the Company's primary business for the foreseeable future is expected to be in the art publishing and wholesale picture frame business, the Company may also examine other businesses, both related and non-related to its current activities, as potential acquisition candidates. As of the date hereof, the Company has not engaged in any preliminary efforts intended to identify such possible business opportunities and has neither conducted negotiations nor entered into a letter of intent concerning any such business opportunity.

     (d)  MARKETS

     The Company's initial marketing plan will be focused completely on developing the art publishing and wholesale picture frame business. Other than the securing of initial contracts with several artists as disclosed herein, no efforts toward this marketing plan have been made as of the date hereof.

     (e)  RAW MATERIALS

     The use of raw materials is not now material factor in the Company's operations at the present time.

     (f)  CUSTOMERS AND COMPETITION

     At the present time, the Company is expected to be experience intense competition in the art publishing and wholesale picture frame business. There are a number of established companies, many of which are larger and better capitalized than the Company and/or have greater personnel resources and technical expertise. The principal companies in this business with whom the Company can expect to compete are Greenwich Work Shop, Haddly House, and Lighthouse Publishing. There are also a significant number of smaller companies which would be potential competitors. In view of the Company's extremely limited financial resources, the Company will be at a significant competitive disadvantage compared to the Company's competitors.

     The Company plans to compete by acquiring exclusive contracts with artists and focusing on attempting to acquire art properties that may become popular with the public. There can be no guarantee that the Company will be successful in these efforts.

     (g)  BACKLOG

     At January  31, 1998, the Company had no backlogs.

     (h)  EMPLOYEES

     At as of the date hereof, the Company has one employee, its President, Mr. John B. Quam, who presently does not receive any compensation. The Company does not plan to hire additional employees in the future but will rely upon independent contractors to fulfill its business plan.

     (i)  PROPRIETARY INFORMATION

      The Company has no proprietary information.

     (j)  GOVERNMENT REGULATION

     The Company is not expected to be subject to material governmental regulation.

     (k)  RESEARCH AND DEVELOPMENT

     The Company has never spent any amount in research and development activities.

     (l)  ENVIRONMENTAL COMPLIANCE

     The Company is not expected to be subject to material environmental compliance.

ITEM 2. DESCRIPTION OF PROPERTIES.

     As of October 31, 1997, the Company's business office was located at 1977 S. Vivian Street, Lakewood, Colorado 80228, the home of Mr. John B. Quam, its President, and Mrs. Laurie L. Quam, its Secretary, for which it pays no rent. The Company has no other properties.

ITEM 3.   LEGAL PROCEEDINGS.

     No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                              PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     (a)  PRINCIPAL MARKET OR MARKETS

           The Company's securities have never been listed for trading on any market and are not quoted at the present time. At the present time, the Company does not know where secondary trading will eventually be conducted. The place of trading, to a large extent, will depend upon the size of the Company's eventual acquisition. To the extent, however, that trading will be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board," a shareholder may find it more difficult to dispose of or obtain accurate quotations as to price of the Company's securities. In addition, The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock.

     (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of the date hereof, a total of 10,781,500 of shares of the Company's Common Stock were outstanding and the number of holders of record of the Company's common stock at that date was twenty-five.

     (c)  DIVIDENDS

     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

     (d)  THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless the Company can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that the Company's securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in the Company's securities may be required to provide additional information related to their fitness to trade the Company's shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade the Company's securities and would thereby make it unlikely that any liquid trading market would ever result in the Company's securities while the provisions of this Act might be applicable to those securities.

     (e)  BLUE SKY COMPLIANCE

     The trading of blank check companies may be restricted by the securities laws ("Blue Sky" laws) of the several states. Management is aware that a number of states currently prohibit the unrestricted trading of blank check companies absent the availability of exemptions, which are in the discretion of the states' securities administrators. The effect of these states' laws would be to limit the trading market, if any, for the shares of the Company and to make resale of shares acquired by investors more difficult.

     The impact of these Blue Sky laws is considered to be minimal since the Company does not intend to qualify the Company's outstanding securities for secondary trading in any state until such time as an acquisition or merger has been consummated.

     (f)  INVESTMENT COMPANY ACT OF 1940

     The Company does not intend to engage in any activities which would cause it to be classified as an "investment company" under the Investment Company Act of 1940, as amended. However, to the extent that the Company would inadvertently become an investment company because of its activities, the Company would be subjected to additional, costly and restrictive regulation.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION.

     Results of Operations

     The Company has generated no substantial revenues from its operations since inception and has been a development stage company during this period. Since the Company has not substantial generated revenues and has not been in a profitable position, it operates with minimal overhead. The Company's primary activity for the foreseeable future will be in the art publishing and wholesale picture frame business. As of the end of the reporting period, the Company has concluded no acquisitions and has spoken with no potential candidates.

     Liquidity and Capital Resources

     As of the end of the reporting period, the Company had minimal cash and cash equivalents. There was no significant change in working capital during this fiscal year.

     Management feels that the Company has inadequate working capital to pursue any business opportunities other than seeking artists for its publishing business. The Company will have negligible capital requirements in publishing art works, which it intends to fulfill by loans, additional equity investment, or joint ventures. The Company does not intend to pay dividends in the foreseeable future.

ITEM 7.   Financial Statements.

          The complete financial statements are included at Item 13 herein.

ITEM 8.   DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND   FINANCIAL
DISCLOSURE.

          The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company, their ages and positions held in the Company as of January 31, 1998 are as follows:

NAME                AGE            POSITION HELD
John B. Quam         34             President and Director

Laurie L. Quam       37            Secretary and  Director

Judith F. Harayda    49            Treasurer and Director

     The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The officers serve at the discretion of the Company's Directors. John and Laurie Quam are husband and wife. Otherwise, there are no family relationships among the Company's officers and directors, nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

     Mr. Quam should be considered the "parent" or "promoter" of the Company (as such terms are defined under the Securities Act), inasmuch as Mr. Quam has taken significant initiative in founding and organizing the business of the Company and because of the shareholdings and control positions held by him in the Company.

     JOHN B. QUAM. Mr. Quam has been the President and a Director of the Company since its inception in 1994. Prior to that time, he was Sales Manager of Art Supplies for ABC Moulding Co., a private Colorado corporation, from 1991 to 1994. Mr. Quam has a Bachelor's Degree in Geology from the University of Colorado. He will devote approximately 40 hours per week to the affairs of the Company.

     LAURIE L. QUAM . Mrs. Quam has been Secretary and a Director of the Company since inception in 1994. Prior to that time, she was the owner of Budget Framer, a private business, from 1990 to 1994. She attended Miami Dade Community College in Miami, Florida. She will devote approximately 40 hours per week to the affairs of the Company.

     JUDITH F. HARAYDA . Ms. Harayda has been Treasurer and a Director of the Company since October, 1997. She has been the owner of Promos, Inc., a private Colorado corporation, from 1992 to the present. Ms. Harayda received a Bachelors Degree in Education from Edinboro University. She will devote approximately 10 hours per month to the affairs of the Company.

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires the Company's officers and directors and persons owning more than ten percent of the Company's Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires the Company to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, the Company has the following report to make under this section. None of the Officers or Directors of the Company made timely filings of their Forms 3 and 5 in the last fiscal year. All such persons eventually made the filings and have been counseled concerning their responsibilities regarding future compliance with these rules.

ITEM 10.  EXECUTIVE COMPENSATION.

     None of the Company's officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Registrant has generated revenues from operations. Any compensation will be dependent upon a combination of factors, including the percentage of time a person devotes to the business of the Registrant, experience, ability of the Registrant to pay, and other items.

     The Company has no retirement, pension, profit sharing, stock option, insurance or other similar programs.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following sets forth the number of shares of the Registrant's $0.0001 par value common stock beneficially owned by (i) each person who, as of January 31, 1998, was known by the Company to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors of the Registrant and (iii) the Officers and Directors of the Registrant as a group. As of January 31, 1998, there were 10,781,500 common shares issued and outstanding.

NAME AND ADDRESS          AMOUNT AND NATURE OF     PERCENT OF
OF BENEFICIAL OWNER       BENEFICIAL OWNERSHIP (1)(2)     CLASS
John B. Quam(3)                8,625,000                80.00%

Laurie L. Quam(3)              8,625,000                80.00%

Judith F. Harayda                 10,000                  .09%

All Officers and Directors as
 a Group                       8,635,000                80.09%
(three persons)

(1)   All   ownership   is  beneficial  and  of  record,  unless  indicated
otherwise.

(2) Beneficial owner listed above has sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3) John and Laurie Quam are husband and wife. Each should be considered to be the beneficial owner of the other's shares, although the shares are owned of record as indicated above. The table reflects the total ownership of both persons.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 The Company's business office is located at 1977 S. Vivian Street, Lakewood, Colorado 80228, the home of Mr. John B. Quam, its President, and Mrs. Laurie L. Quam, its Secretary, for which it pays no rent. From inception through January 31, 1997, Mr. John B. Quam had made advances to the Company from time to time. This eventually totaled $25,544. Although these advances have been recorded on the financial statements of the Company as a loan, there were no formal documents evidencing these advances. As of October 15, 1997, this loan amount was forgiven in full. The Company has no other properties.

                              PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

           (a) The following financial information is filed as part of this report:

                (1) FINANCIAL STATEMENTS

                (2)  SCHEDULES

                (3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

EXHIBIT NO.     DESCRIPTION
   3A           Articles of Incorporation*

   3B           Articles of Amendment*

   3CBylaws*

*Previously filed

           (b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended January 31, 1998.

                           NEW WORLD PUBLISHING, INC.
                          (Formerly known as JLQ, Inc.)




                                  AUDIT REPORTS

                         January 31, 1998, 1997 and 1996














                            Janet Loss, C.P.A., P.C.
                           Certified Public Accountant
                       3525 South Tamarac Drive, Suite 120
                             Denver, Colorado  80237

                           NEW WORLD PUBLISHING, INC.
                          (Formerly known as JLQ, Inc.)

                          INDEX TO FINANCIAL STATEMENTS



                                TABLE OF CONTENTS

ITEM                                             PAGE

Report of Certified Public Accountant   ............1

Balance Sheets, January 31, 1998 and 1997  .........2

Statements Of Operations, For the Years Ended
  January 31, 1998, 1997 and 1996  .................3

Statements of Stockholders' Equity(Deficit), For the
  Years Ended January 31, 1998 and 1997  ...........4

Statements of Cash Flows, For the Years Ended
  January 31, 1998, 1997 and 1996  .................5

Notes to Financial Statements ....................6-7

                            Janet Loss, C.P.A., P.C.
                           Certified Public Accountant
                       3525 South Tamarac Drive, Suite 120
                             Denver, Colorado  80237
                                 (303) 220-0227




Board of Directors
New World Publishing, Inc.
(Formerly known as JLQ, Inc.)
1977 South Union Street
Lakewood, Colorado  80228

I have audited the balance sheets of New World Publishing, Inc., (formerly known as JLQ, Inc.) as of January 31, 1998 and 1997, and the statements of operations, stockholders' equity (Deficit) and cash flows for the years ended January 31, 1998, 1997 and 1996. My examination was made in accordance with generally accepted auditing standards and, accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

In my opinion, the financial statements referred to above present fairly the financial position of New World Publishing, Inc. as of January 31, 1998 and 1997, and the results of its operations and changes in its cash flows for the years ended January 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles applied on a consistent basis.

Janet Loss, C.P.A., P.C.

March 10, 1998

                    NEW WORLD PUBLISHING, INC.
                          (Formerly known as JLQ, Inc.)

                                 BALANCE SHEETS
                            January 31, 1998 and 1997

                                1998              1997

                                     ASSETS
CURRENT ASSETS:
  Cash in checking        $  6,060         $   355
  Inventory, Lower of
  Cost or Market (Note 2)    26,760         26,760

    Total Current Assets: $  32,820      $  27,115

FIXED ASSETS:

  Furniture and Equipment     7,885          7,885
  Less Accumulative
  Depreciation               (5,237)        (4,100)

    Net Fixed Assets:     $   2,648      $   3,785

OTHER ASSETS:

  Organization Costs, Net
  of Amortization         $     244      $     312
  Deferred Offering Costs     4,086              0

    Total Other Assets:       4,330            312

TOTAL ASSETS              $  39,798      $  31,212

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                1998  1997

CURRENT LIABILITIES:     $       0       $       0

LONG TERM LIABILITIES:

  Stockholders' Loan     $       0       $  25,544

STOCKHOLDERS' EQUITY:

  Preferred stock, $0.10
    par value, 10,000,000
    shares authorized, no
    shares issued and
    outstanding                 0                0
  Common stock, $.0001 par value
    100,000,000 shares authorized,
    10,781,500 and 10,750,000
    shares issued
    outstanding **          5,740            5,737

  Additional Paid-In-
   Capital                 11,497            2,400
  Contributed Paid-In-
   Capital                 29,144                0
  (Deficit)                (6,583)         (2,469)

    TOTAL STOCKHOLDERS'
     EQUITY                39,798            5,668

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY $ 39,798        $  31,212

**Common stock shares retroactively adjusted for October 15, 1997 stock split

The accompanying notes are an integral part of these financial statements.

                                     NEW WORLD PUBLISHING, INC.
                                    (Formerly known as JLQ, Inc.)

                                      STATEMENTS OF OPERATIONS

                         For the Years Ended January 31, 1998, 1997 and 1996


                                1998      1997              1996

REVENUES:
  Sales                        $      0   $  87,996         $9,068

OPERATING EXPENSES:

  Accounting and Legal         $    135    $     320        $    0
  Amortization                       69           92           104
  Auto expenses, gas and repairs      0            0         2,132
  Bank charges                       82           54            84
  Depreciation expense            1,136        2,523         1,577
  Filing Fees                        95            0             0
  Office expenses                   997          258           989
  Rent expense                    1,200        1,200         1,200
  Supplies & Purchases                0       25,419            40
  Subcontract                         0       58,250         3,700
  Telephone expenses                15             0           791
  Travel and entertainment          250            0           839

Total Operating Expenses:         4,114       88,116        11,456

INCOME (LOSS) FROM OPERATIONS: (  4,114)    $(   120)     $( 2,388)

OTHER INCOME AND EXPENSES:

  Interest Income                     0            0             39

    NET INCOME (LOSS)          $( 4,114)    $(   120)       $(2,349)

    NET INCOME (LOSS) PER

      SHARE OF COMMON STOCK          N/A         N/A            N/A


The accompanying notes are an integral part of these financial statements.

                                     NEW WORLD PUBLISHING, INC.
                                    (Formerly known as JLQ, Inc.)

                             STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                            For the Years Ended January 31, 1998 and 1997



         Common stock  Common  Additional                         Stockholders'
         Number of     stock  Paid-In-    Contributed             Equity
         shares      Amount   Capital      Capital    (Deficit)   (Deficit)
Balance,
February 1,
1996**    10,750,000   5,737  $   0        $1,200      $ (2,349)    $ 4,588

Contributed
Capital for
rent                                        1,200                     1,200

Net (Loss)
for the year
ended January
31, 1997                                                (   120)    (  120)

Balance,
January 31,
1997      10,750,000  $5,737 $   0         $2,400       $(2,469)   $ 5,668

31,500 shares
issued for cash,
October 31,
1997          31,500       3   11,497          0             0      11,500

Contributed
capital for
debt forgiveness
and rent                                  26,744                    26,744

Net (Loss)
for the year
ended January
31, 1998                                  (4,114)                  (4,114)

Balance,
January
31, 1998  10,781,500  $5,740 $11,497     $29,144       $(6,583)    $39,798

** Common stock shares retroactively adjusted for October 15, 1997 stock split.

The accompanying notes are an integral part of these financial statements.

                    NEW WORLD PUBLISHING, INC.
                   (Formerly known as JLQ, Inc.)

                     STATEMENTS OF CASH FLOWS
        For the Years Ended January 31, 1998, 1997 and 1996

                                   1998      1997      1996
CASH FLOWS FROM OPERATING
ACTIVITIES:

    Net Income (Loss)           $(4,114)  $(  120)  $(2,349)

  Adjustments to reconcile
  net loss to net cash
  used by operating activities:

    Amortizatio n                     69        92       101
    Depreciation                   1,136     2,523     1,577
    Increase in inventory              0    (3,576)  (18,132)
    Purchased fixed assets             0         0   (   182)
    Organizational costs               0         0   (   459)
    Deferred offering costs       (4,086)        0       0

  Net cash provided (Used) by
  Operating activities            (6,995)   (1,081)   (19,444)

CASH FLOWS FROM INVESTING
ACTIVITIES:

    Loans from stockholder       (25,544)   (  219)    11,150

CASH FLOWS FROM FINANCING
ACTIVITIES:

    Issuance of common stock       11,500        0          0
    Contributed Capital            26,744     1,200     1,200
    Net cash provided (used)
      from financing activities    38,244     1,200     1,200
    Net Increase (Decrease)
      in cash                       5,705    (  100)   (7,094)

CASH, BEGINNING OF THE
PERIOD:                               355       455      7,549

CASH, END OF THE PERIOD           $ 6,060    $  355     $  455

The accompanying notes are an integral part of these financial statements.

                    NEW WORLD PUBLISHING, INC.
                   (Formerly known as JLQ, Inc.)

                   NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New World Publishing, Inc. was incorporated in October of 1994. However the Company was dormant in 1994 and had no business activity until 1995. The Company was in the wholesale business of frames, pictures and hobby goods.

 Accounting Method

      The Company records income and expenses on the accrual method.

 Organization Costs

      Costs incurred in organizing the Company are being amortized over a sixty (60) year period.

 Inventory

      Inventories are stated at the lower cost or market.

 Fixed Assets

      Equipment  and  furniture  are  recorded  at  cost.   Depreciation  is
      provided on the straight-line method over five (5) years. Maintenance and repairs are charged to expense as incurred.

NOTE 2 - INVENTORY

Inventories are stated at the lower of cost or market, principally using average cost for purchases made in 1997 thru 1995. Inventory has not been written down to market since the inventory is appreciable at work and its fair market value is greater than cost. Fair market value of the inventory was based on evaluations of the act work at January 31, 1998, 1997 and 1996 and October 31, 1997 and 1996.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company maintains its office in the space provided by an officer of the Company pursuant to an oral agreement on a rent free basis with reimbursement for out of pocket expenses, such as telephone. The stockholder of the Company has advanced monies to the Corporation from inception to January 31, 1997. As of October 15, 1997, the stockholder has forgiven this loan of $25,544.00 in full.

NOTE 4 - CAPITAL STOCK

On October 15, 1997, the Company issued a 500 to 1 forward stock split for common stock. Thus the total common stock authorized changed from 50,000 to 100,000,000 shares, and from $1.00 par value to $0.0001 per share. The Company also authorized 10,000,000 preferred shares with a par value of $0.10 per share.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principals, which contemplate continuation of the Company's ability to continue as a going concern is dependent upon the Company's ability to obtain financing.

                            SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   New World Publishing, Inc.





Dated:     3/31/98                 By:   ///JOHN B. QUAM///
                                        John B. Quam
                                        President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                   CHIEF FINANCIAL AND ACCOUNTING
                                              OFFICER





Dated:   3/31/98                   By:   ///JUDITH F. HARAYDA///
                                        Judith F. Harayda
                                        Treasurer

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549





                            FORM 10-KSB

                             EXHIBITS
                                TO
                    New World Publishing, Inc.

                         INDEX TO EXHIBITS


  Exhibit                                Page or
  NUMBER         DESCRIPTION            CROSS REFERENCE

   3A          Articles of Incorporation*

   3B          Articles of Amendment*

   3C          Bylaws*

*Previously filed