Form 10QSB
period 1998-03-31
NEW WORLD PUBLISHING INC /CO/
filed 1998-05-15
CIK 1049505

SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended April 30, 1998.
                                or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

                    Commission File No.0-23365

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

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.    Yes X     No

The number of shares outstanding of Registrant's common stock, par value $
 .0001 per share, as of May 1, 1998 were 10,781,500 common shares.

                  PART 1 - FINANCIAL INFORMATION

ITEM I.   Financial Statements
          See attached financial statements

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

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

                    PART II- OTHER INFORMATION

ITEM 1.   Legal Proceedings

     No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 2.   Changes in Securities. None.

ITEM 3.   Defaults upon Senior Securities.  None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.  None

ITEM 5.   Other Information. None.

ITEM 6.   Exhibits and Reports on Form 8-K.

No exhibits as set forth in Regulation S-K are considered necessary in this
lO-QSB filing.  No  reports   on  Form 8-K were filed as of the most recent
fiscal quarter.

                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NEW WORLD PUBLISHING, INC.





Dated:5/15/98                      By.    ///JOHN B. QUAM///
                                         John B. Quam
                                         President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              CHIEF FINANCIAL AND ACCOUNTING
                               OFFICER




Dated:5/15/98                      By:      ///JUDITH F. HARAYADA///
                                           Judith F. Harayda
                                           Treasurer

            NEW WORLD PUBLISHING, INC.
           (Formerly Known as JLQ, Inc.)









           FORM 10-QSB QUARTERLY REPORT

                  APRIL 30, 1998



































              Janet Loss, C.P.A, P.C.

            Certified Public Accountant
        3525 South Tamarac Drive, Suite 120
              Denver, Colorado  80237

            NEW WORLD PUBLISHING, INC.
           (Formerly Known as JLQ, Inc.)

       INDEX TO FORM 10-QSB QUARTERLY REPORT


                 TABLE OF CONTENTS

   PART I - FINANCIAL STATEMENTS

ITEM                                             PAGE

Condensed Balance Sheets as of
  April 30, 1998 and January 31, 1998...... 1

Condensed Statements of Operations
  for the three months ended
  April 30, 1998 and 1997......................2

Statement of Stockholders' Equity (Deficit)
  for the three months ended
  April 30, 1998...............................3

Condensed Statements of Cash Flows
  for the three months ended
  April 30, 1998 and 1997......................4

Notes to Condensed Financial Statements......... 5

Item 2 - Management's Discussion and
  Analysis or Plan of Operation................6

   Part II - Other Information

Exhibits and Reports on Form 8-K

   (A)  Exhibits - None

   (B)  Reports on Form 8-K

            NEW WORLD PUBLISHING, INC.
           (Formerly Known as JLQ, Inc.)

             CONDENSED BALANCE SHEETS

                         April 30,
                           1998    January 31,
                       (UNAUDITED)     1998
                      ASSETS
CURRENT ASSETS:

  Cash in Checking        $1,160         $6,060
  Inventory, Lower of
    Cost or Market
    (Note 2)         26,760         26,760

Total Current Assets      27,920         32,820

FIXED ASSETS:

  Furniture and
    Equipment              7,885          7,885
  Less accumulated
    depreciation          (5,465)        (5,237)

Net Fixed Assets           2,420          2,648

OTHER ASSETS:

  Organization costs,
    net of amortization      219            244
  Deferred Offering costs  8,237          4,086

Total Other Assets         8,456          4,330

TOTAL ASSETS        $38,796         39,798

       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:      $    0          $   0

STOCKHOLDERS' EQUITY:

  Preferred stock, no par
    value, 10,000,000
    shares authorized,
    none issued                0              0

  Common stock, $.0001
    par value, 100,000,000
    shares authorized,
    10,781,500 shares
    issued and outstanding 5,740     5,740

  Additional Paid-In-
    Capital               11,497         11,497

  Contributed Paid-In-
    Capital          29,144         29,144

  Deficit                 (7,585)        (6,583)

TOTAL STOCKHOLDERS'
EQUITY                    38,796         39,798

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY     $38,796         39,798

"See notes to condensed financial statements."

                 NEW WORLD PUBLISHING, INC.
                (Formerly Known as JLQ, Inc.)

       CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                        For the three     For the three
                        months ended      months ended
                        APRIL 30, 1998    APRIL 30, 1997
REVENUES:

  Sales                  $     0           $     0

OPERATING EXPENSES:

  Amortization                25                25
  Depreciation Expense       227               378
  Office Expense             140                50
  Filing and Transfer
    Fees                     610                   0

Total Operating Expenses:    1,002               453

  NET INCOME (LOSS)      $(1,002)          $ (453)

  NET INCOME (LOSS) PER
    SHARE OF COMMON STOCK $   N/A          $   N/A

Weighted average number of
  shares outstanding  10,781,500        10,781,500

"See notes to condensed financial statements."

                         NEW WORLD PUBLISHING, INC.
                        (Formerly Known as JLQ, Inc.)

                      STATEMENTS OF STOCKHOLDERS EQUITY
                  For the three months ended April 30, 1998



            Common stock  Common  Additional                   Stockholders'
             Number of    stock   Paid-In-  Contributed       Equity
             SHARES     AMOUNT   CAPITAL     CAPITAL  (DEFICIT)   (DEFICIT)
Balance,
February 1,
1998        10,781,500   $5,740   $11,497     $29,144    $(6,583)    $39,798

Net (Loss)
for the three
months ended
April 30, 1998                                            (1,002)     (1,002)

Balance,
April 30,
1998        10,781,500   $5,740   $11,497      29,144     (7,585)    $38,796


"See notes to condensed financial statements."

                 NEW WORLD PUBLISHING, INC.
                (Formerly Known as JLQ, Inc.)

       CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                        For the three     For the three
                        months ended      months ended
                        APRIL 30, 1998    APRIL 30, 1997

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net Income (Loss)            $(1,002)            (453)

Adjustments to reconcile
  net loss to net cash
  used in operating
  activities

    Amortization                    25                25
    Depreciation Expense           227               378
    Deferred Offering Costs     (4,150)                0

  Net cash provided (Used) by
  Operating activities          (4,900)              (50)

CASH, BEGINNING OF THE
PERIOD                            6,060              355

CASH, END OF THE PERIOD         $1,160              $305

"See notes to condensed financial statements."

                 NEW WORLD PUBLISHING, INC.
                (Formerly Known as JLQ, Inc.)

     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's January 31, 1998 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the full calendar year ended January 31, 1998. The financial statements are presented on the accrual basis.