Form 10QSB
period 1998-07-31
NEW WORLD PUBLISHING INC /CO/
filed 1998-09-15
CIK 1049505

SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 1998.
                                or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares outstanding of Registrant's common stock, par value $
 .0001 per share, as of August 1, 1998 were 10,781,500 common shares.

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


                                   NEW WORLD PUBLISHING, INC.





Dated:9/14/98                      By.    ///JOHN B. QUAM///
                                         John B. Quam
                                         President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              CHIEF FINANCIAL AND ACCOUNTING
                               OFFICER



Dated:9/14/98                      By:      ///JUDITH F. HARAYADA///
                                           Judith F. Harayda
                                           Treasurer

            NEW WORLD PUBLISHING, INC.
           (Formerly Known as JLQ, Inc.)









           FORM 10-QSB QUARTERLY REPORT

                   JULY 31, 1998

              Janet Loss, C.P.A, P.C.
            Certified Public Accountant
        3525 South Tamarac Drive, Suite 120
              Denver, Colorado  80237

            NEW WORLD PUBLISHING, INC.
           (Formerly Known as JLQ, Inc.)

       INDEX TO FORM 10-QSB QUARTERLY REPORT


                 TABLE OF CONTENTS

   PART I - FINANCIAL STATEMENTS

ITEM                                             PAGE

Condensed Balance Sheets as of
  July 31, 1998 and January 31, 1998...........1

Condensed Statements of Operations
  for the three and six months ended
  July 31, 1998 and 1997.......................2

Statement of Stockholders' Equity (Deficit)
  for the six months ended
  July 31, 1998................................3

Condensed Statements of Cash Flows
  for the six months ended
  July 31, 1998 and 1997.......................4

Notes to Condensed Financial Statements........5

Item 2 - Management's Discussion and
  Analysis or Plan of Operation................6

   Part II - Other Information

Exhibits and Reports on Form 8-K

   (A)  Exhibits - None

   (B)  Reports on Form 8-K

            NEW WORLD PUBLISHING, INC.
           (Formerly Known as JLQ, Inc.)

             CONDENSED BALANCE SHEETS


                         July 31,
                           1998    January 31,
                       (UNAUDITED)     1998
                      ASSETS
CURRENT ASSETS:

  Cash in Checking       $   231         $6,060
  Inventory, Lower of
    Cost or Market
    (Note 2)              26,760         26,760

Total Current Assets      26,991         32,820

FIXED ASSETS:

  Furniture and
    Equipment              7,885          7,885
  Less accumulated
    depreciation          (5,692)        (5,237)

Net Fixed Assets           2,193          2,648

OTHER ASSETS:

  Organization costs,
    net of amortization      194            244
  Deferred Offering costs  8,237          4,086

Total Other Assets         8,431          4,330

TOTAL ASSETS        $37,615         39,798

       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:      $    0          $   0

STOCKHOLDERS' EQUITY:

  Preferred stock, no par
    value, 10,000,000
    shares authorized,
    none issued                0              0

  Common stock, $.0001
    par value, 100,000,000
    shares authorized,
    10,781,500 shares
    issued and outstanding      5,740     5,740

  Additional Paid-In-
    Capital               11,497         11,497

  Contributed Paid-In-
    Capital               29,144         29,144

  Deficit                 (8,766)        (6,583)

TOTAL STOCKHOLDERS'
EQUITY                    37,615         39,798

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY     $37,615         39,798

"See notes to condensed financial statements."

                         NEW WORLD PUBLISHING, INC.
                        (Formerly Known as JLQ, Inc.)

               CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                     For the three          For the six
                                     months ended           months ended
                                        JULY 31,               JULY 31,
                                   1998        1997       1998        1997
REVENUES:

  Sales                          $   0        $   0      $   0       $  0

OPERATING EXPENSES:

  Amortization                      25           25         50          46
  Depreciation Expense             227          252        454         504
  Entertainment Expenses           291            0        291           0
  Legal and Accounting             277            0        277           0
  Filing and Transfer Fees           0            0        610           0
  Directors' Meetings              139            0        139           0
  Office Expense                   212           17        362          67
  Rent Expenses                      0          300          0         600

Total Operating Expenses:        1,171          594      2,183       1,217

  NET INCOME (LOSS)            $(1,171)      $( 594)   $(2,183)    $(1,217)

  NET INCOME (LOSS) PER
    SHARE OF COMMON STOCK          N/A          N/A        N/A         N/A

Weighted average number of
  shares outstanding         10,781,500   10,781,500  10,781,500  10,781,500

"See notes to condensed financial statements."

                         NEW WORLD PUBLISHING, INC.
                        (Formerly Known as JLQ, Inc.)

                      STATEMENTS OF STOCKHOLDERS EQUITY
                  For the three months ended April 30, 1998


          Common stock   Common    Additional                     Stockholders'
           Number of      stock     Paid-In-  Contributed            Equity
            SHARES        AMOUNT  CAPITAL       CAPITAL   (DEFICIT) (DEFICIT)


Balance,
February 1,
1998        10,781,500    $5,740   $11,497     $29,144      $(6,583)    $39,798

Net (Loss)
for the six
months ended
July 31, 1998                                               (2,183)    (2,183)

Balance,
July 31,
1998         10,781,500    $5,740   $11,497     29,144      (8,766)    $37,615


"See notes to condensed financial statements."

                 NEW WORLD PUBLISHING, INC.
                (Formerly Known as JLQ, Inc.)

       CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                              For the six       For the six
                              months ended      months ended
                              JULY 31, 1998     JULY 31, 1997
CASH FLOWS FROM OPERATING
ACTIVITIES:

  Net Income (Loss)            $(2,183)         $(1,217)

Adjustments to reconcile
  net loss to net cash
  used in operating
  activities

    Amortization                    50                46
    Depreciation Expense           454               504
    Deferred Offering Costs     (4,150)                0
    Increase in Accounts
      Payable                        0               700

  Net cash provided (Used) by
  Operating activities          (5,829)               33

CASH, BEGINNING OF THE
PERIOD                            6,060              355

CASH, END OF THE PERIOD           $ 231             $  388

"See notes to condensed financial statements."

                 NEW WORLD PUBLISHING, INC.
                (Formerly Known as JLQ, Inc.)

     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's January 31, 1998 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the full calendar year ended January 31, 1999. The financial statements are presented on the accrual basis.