Form 10QSB
period 1998-09-30
NEW WORLD PUBLISHING INC /CO/
filed 1998-12-14
CIK 1049505

SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31, 1998.
                                or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares outstanding of Registrant's  common stock, par value $
 .0001 per share, as of October 31, 1998 were 10,781,500 common shares.

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

                              NEW WORLD PUBLISHING, INC.




Dated:12/1/98                  By.    ///JOHN B. QUAM///
                               John B. Quam
                               President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                   CHIEF FINANCIAL AND ACCOUNTING
                                              OFFICER



Dated:12/1/98                      By:      ///JUDITH F. HARAYADA///
                                           Judith F. Harayda
                                           Treasurer

                    NEW WORLD PUBLISHING, INC.
                   (Formerly Known as JLQ, Inc.)









                   FORM 10-QSB QUARTERLY REPORT

                         OCTOBER 31, 1998



































                      Janet Loss, C.P.A, P.C.
                    Certified Public Accountant
                3525 South Tamarac Drive, Suite 120
                      Denver, Colorado  80237

                    NEW WORLD PUBLISHING, INC.
                   (Formerly Known as JLQ, Inc.)

               INDEX TO FORM 10-QSB QUARTERLY REPORT


                         TABLE OF CONTENTS

     PART I - FINANCIAL STATEMENTS

ITEM                                          PAGE

Condensed Balance Sheets as of
  October 31, 1998 and January 31, 1998  ...1

Condensed Statements of Operations
  for the three and nine months ended
  October 31, 1998 and 1997 ................2

Statement of Stockholders' Equity (Deficit)
  for the nine months ended
  October 31, 1998 .........................3

Condensed Statements of Cash Flows
  for the nine months ended
  October 31, 1998 and 1997 ................4

Notes to Condensed Financial Statements  ...5

Item 2 - Management's Discussion and
  Analysis or Plan of Operation  ...........6

     Part II - Other Information

Exhibits and Reports on Form 8-K

     (A)  Exhibits - None

     (B)  Reports on Form 8-K

                    NEW WORLD PUBLISHING, INC.
                   (Formerly Known as JLQ, Inc.)

                     CONDENSED BALANCE SHEETS


                          October 31,   January 31,
                             1998       1998
                         (UNAUDITED)

                              ASSETS
CURRENT ASSETS:

  Cash in Checking     $   26         $6,060
  Inventory, Lower of
    Cost or Market
    (Note 2)           26,760         26,760

Total Current Assets   26,786         32,820

FIXED ASSETS:

  Furniture and
    Equipment           7,885          7,885
  Less accumulated
    depreciation       (5,919)        (5,237)

Net Fixed Assets        1,966          2,648

OTHER ASSETS:

  Organization costs,
    net of amortization   169            244
  Deferred Offering
    costs               8,237          4,086

Total Other Assets      8,406          4,330

TOTAL ASSETS          $37,158         39,798

               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:   $    0          $   0

STOCKHOLDERS' EQUITY:

  Preferred stock, no par
    value, 10,000,000
    shares authorized,
    none issued             0              0

  Common stock, $.0001
    par value, 100,000,000
    shares authorized,
    10,781,500 shares
    issued and
     outstanding        5,740          5,740

  Additional Paid-In-
    Capital            11,497         11,497

  Contributed Paid-In-
    Capital            29,144         29,144

  Deficit              (9,223)        (6,583)

TOTAL STOCKHOLDERS'
EQUITY                 37,158         39,798

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY  $37,158         39,798


"See notes to condensed financial statements."


                                NEW WORLD PUBLISHING, INC.
                                 (Formerly Known as JLQ, Inc.)

                          CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                 For the three    For the nine
                                 months ended    months ended
                                  OCTOBER 31,      OCTOBER 31,
                          1998    1997   1998    1997
REVENUES:

  Sales                  $   0  $   0   $   0  $   0

OPERATING EXPENSES:

  Amortization              25      0      75      46
  Depreciation Expense     227    202     681     706
  Entertainment Expenses     0      0     291       0
  Legal and Accounting     170      0     447       0
  Filing and Transfer Fees   0      0     610       0
  Directors' Meetings        0      0     139       0
  Office Expense           35      30     397      97
  Rent Expenses             0     300       0     900

Total Operating Expenses: 457     532   2,640   1,749

  NET INCOME (LOSS)     $(457)  $(532) $(2,640)$(1,749)

  NET INCOME (LOSS) PER
    SHARE OF COMMON STOCK N/A     N/A    N/A     N/A

Weighted average number of
  shares outstanding 10,781,500 10,781,500 10,781,500 10,781,500


"See notes to condensed financial statements."

                                    NEW WORLD PUBLISHING, INC.
                                   (Formerly Known as JLQ, Inc.)

                                 STATEMENTS OF STOCKHOLDERS EQUITY
                            For the nine months ended October 31, 1998



             Common stock  Common   Additional                      Stockholders
              Number  of   stock    Paid-In-    Contributed         Equity
              SHARES       AMOUNT   CAPITAL      CAPITAL   (DEFICIT)(DEFICIT)
Balance,
February 1,
1998         10,781,500    $5,740   $11,497     $29,144    $(6,583)  $39,798

Net (Loss)
for the nine
months ended
September 31,
1998                                                        (2,640)   (2,640)

Balance,
October 31,
1998         10,781,500    $5,740   $11,497      29,144    (9,223)    $37,158


"See notes to condensed financial statements."

                          NEW WORLD PUBLISHING, INC.
                         (Formerly Known as JLQ, Inc.)

                CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                 For the nine    For the nine
                                 months ended      months ended
                                 September 30,     September 30,
                                 1998                1997
CASH FLOWS FROM OPERATING
ACTIVITIES:

  Net Income (Loss)         $(2,640)         $(1,749)

ADJUSTMENTS TO RECONCILE
NET LOSS TO NET CASH
USED IN OPERATING
ACTIVITIES:

  Amortization                   75                46
  Depreciation Expense          681               706
  Deferred Offering Costs    (4,150)                0
  Increase in Loans               0            12,399

Net cash provided (Used) by
  Operating activities       (6,034)           11,402

CASH, BEGINNING OF THE
PERIOD                         6,060              355

CASH, END OF THE PERIOD        $  26         $ 11,757

"See notes to condensed financial statements."

                          NEW WORLD PUBLISHING, INC.
                         (Formerly Known as JLQ, Inc.)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's January 31, 1998 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the full calendar year ended January 31, 1999. The financial statements are presented on the accrual basis.