Form 10KSB
period 1999-01-31
NEW WORLD PUBLISHING INC /CO/
filed 1999-04-09
CIK 1049505

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB
              Annual Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934
            For the Fiscal Year Ended: January 31, 1999
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

                          (303) 988-8602
       (Registrant's telephone number, including area code)

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

     Check if there  is  no  disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year $-0-; The aggregate market value of the voting stock of the Registrant held by non-affiliates as of January 31, 1999 was approximately $4,295,000. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 1, 1999, was 10,781,500

                DOCUMENTS INCORPORATED BY REFERENCE
     Documents incorporated by reference are found in Item 13.
                              PART I

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

     The present management has been involved with the Company since its inception. In 1997, the Company elected one new Director, Ms. Judith Harayda, who also became the Treasurer of the Company at that time. On October 15, 1997, the Company approved a one-for-five hundred forward split of its common stock. Since October 31, 1997, the Company has had a total of 10,781,500 common shares issued and outstanding. The Company has not been subject to any bankruptcy, receivership or similar proceeding.

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

     (g)  BACKLOG

     At January  31, 1999, the Company had no backlogs.

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

     (i)  ENVIRONMENTAL COMPLIANCE

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

                              PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     (a)  PRINCIPAL MARKET OR MARKETS

     The Company's began trading in January, 1999. Prior to that time, the Company's securities had never been listed for trading on any market. Market makers and other dealers provide bid and ask quotations of the Company's Common Stock under the symbol "NWPB." Trading is conducted in the over-the-counter market on the NASD's "Electronic Bulletin Board."

     The table below represents the range of high and low bid quotations of the common shares of the Company as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.

Fiscal Year 1999         HIGH      LOW

Fourth Quarter           $2.75     $1.50
Common Shares

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

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          The Directors and Executive Officers of the Company, their ages and positions held in the Company as of January 31, 1999 are as follows:

NAME                AGE            POSITION HELD
John B. Quam         35            President and Director

Laurie L. Quam       38            Secretary and  Director

Judith F. Harayda    50            Treasurer and Director

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

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires the Company's officers and directors and persons owning more than ten percent of the Company's Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires the Company to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, the Company has the following report to make under this section. No filings were required during the last fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following sets forth the number of shares of the Registrant's $0.0001 par value common stock beneficially owned by (i) each person who, as of January 31, 1999, was known by the Company to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors of the Registrant and (iii) the Officers and Directors of the Registrant as a group. As of January 31, 1999, there were 10,781,500 common shares issued and outstanding.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company's business office is located at 1977 S. Vivian Street, Lakewood, Colorado 80228, the home of Mr. John B. Quam, its President, and Mrs. Laurie L. Quam, its Secretary, for which it pays no rent. From inception through January 31, 1997, Mr. John B. Quam had made advances to the Company from time to time. This eventually totaled $25,544. Although theseadvances have been recorded on the financial statements of the Company as a loan, there were no formal documents evidencing these advances. As of October 15, 1997, this loan amount was forgiven in full. The Company has no other properties.

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

                    (1) FINANCIAL STATEMENTS

                    (2)  SCHEDULES

                    (3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

EXHIBIT NO.    DESCRIPTION
   3A          Articles of Incorporation*

   3B          Articles of Amendment*

   3CBylaws*

*Previously filed

               (b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended January 31, 1999.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   New World Publishing, Inc.




Dated:     3/22/99                 By:     ///JOHN B. QUAM///
                                        John B. Quam
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                   CHIEF FINANCIAL AND ACCOUNTING
                                              OFFICER



Dated:   3/22/99                   By:      ///JUDITH F. HARAYDA///
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

               January 31, 1999, 1998 and 1997














































                  Janet Loss, C.P.A., P.C.
                 Certified Public Accountant
             3525 South Tamarac Drive, Suite 120
                   Denver, Colorado  80237

                 NEW WORLD PUBLISHING, INC.
                (Formerly known as JLQ, Inc.)

                INDEX TO FINANCIAL STATEMENTS





                      TABLE OF CONTENTS

ITEM                                                    PAGE

Report of Certified Public Accountant......................1

Balance Sheets, January 31, 1999 and 1998..................2

Statements Of Operations, For the Years Ended
  January 31, 1999, 1998 and 1997..........................3

Statements of Stockholders' Equity, For the
  Years Ended January 31, 1999 and 1998....................4

Statements of Cash Flows, For the Years Ended
  January 31, 1999, 1998 and 1997..........................5

Notes to Financial Statements............................6-7

                  Janet Loss, C.P.A., P.C.
                 Certified Public Accountant
             3525 South Tamarac Drive, Suite 120
                   Denver, Colorado  80237
                       (303) 220-0227




Board of Directors
New World Publishing, Inc.
(Formerly known as JLQ, Inc.)
1977 South Union Street
Lakewood, Colorado  80228

I have audited the balance sheets of New World Publishing, Inc., (formerly known as JLQ, Inc.) as of January 31, 1999 and 1998, and the statements of operations, stockholders' equity (Deficit) and cash flows for the years ended January 31, 1999, 1998 and 1997. My examination was made in accordance with generally accepted auditing standards and, accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

In my opinion, the financial statements referred to above present fairly the financial position of New World Publishing, Inc. as of January 31, 1998 and 1997, and the results of its operations and changes in its cash flows for the years ended January 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles applied on a consistent basis.

Janet Loss, C.P.A., P.C.

February 8, 1999

                 NEW WORLD PUBLISHING, INC.
                (Formerly known as JLQ, Inc.)

                       BALANCE SHEETS
                  January 31, 1999 and 1998

                                    1999        1998
                           ASSETS
CURRENT ASSETS:

  Cash in checking                  $  991   $   6,060
  Inventory, Lower of
    Cost or Market (Note 2)         26,760      26,760

    Total Current Assets:        $  27,751   $  32,820

FIXED ASSETS:

  Furniture and Equipment            7,885       7,885
  Less Accumulative
    Depreciation                    (6,146)     (5,237)

    Net Fixed Assets:            $   1,739   $   2,648

OTHER ASSETS:

  Organization Costs, Net
    of Amortization              $     144   $     244
  Deferred Offering Costs                0       4,086

    Total Other Assets:                144       4,330

TOTAL ASSETS                     $  29,634   $  39,798

      LIABILITIES AND STOCKHOLDERS' EQUITY

                                    1999        1998

CURRENT LIABILITIES:          $       0   $         0

LONG TERM LIABILITIES:

  Stockholder's Loan          $    1,000  $

STOCKHOLDERS' EQUITY:

  Preferred stock, $0.10
    par value, 10,000,000
    shares authorized, no
    shares issued and outstanding        0           0

  Common stock, $.0001 par value
    100,000,000 shares authorized,
    10,781,500 shares issued
    outstanding                      5,740       5,740

  Additional Paid-In-Capital        11,497      11,497

  Contributed Paid-In-Capital       29,144      29,144

  (Deficit)                        (17,747)     (6,583)

    TOTAL STOCKHOLDERS' EQUITY      28,634      39,798

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY         $  29,634   $  39,798

The accompanying notes are an integral part of these financial statements.

                         NEW WORLD PUBLISHING, INC.
                        (Formerly known as JLQ, Inc.)

                          STATEMENTS OF OPERATIONS

             For the Years Ended January 31, 1999, 1998 and 1997

                                      1999           1998              1997

REVENUES:

  Sales                              $      0      $       0        $87,996

OPERATING EXPENSES:

  Accounting and Legal             $    7,557      $     135       $    320
  Amortization                            100            100            100
  Bank charges                             64             82             54
  Depreciation expense                    908          1,136          2,523
  Filing and transfer fees              1,384             95              0
  Office and printing expenses            808            966            250
  Rent expense                              0          1,200          1,200
  Supplies & Purchases                      0              0         25,419
  Subcontract                               0              0         58,250
  Telephone expenses                       50            150              0
  Travel and entertainment                292            250              0


Total Operating Expenses:              11,163          4,114         88,116

INCOME (LOSS) FROM OPERATIONS:      $(  11,163)     $( 4,114)        $( 120)

OTHER INCOME AND EXPENSES:

        Interest Income                      0             0             39

    NET INCOME (LOSS)             $ ( 11,163)      $(   4,114)        $(120)

    NET INCOME (LOSS) PER
      SHARE OF COMMON STOCK             N/A             N/A            N/A


The accompanying notes are an integral part of these financial statements.

                         NEW WORLD PUBLISHING, INC.
                        (Formerly known as JLQ, Inc.)

                 STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                For the Years Ended January 31, 1999 and 1998



           Common stock   Common    Additional                     Stockholders'
            Number of      stock     Paid-In-    Contributed        Equity
           SHARES        AMOUNT     CAPITAL     CAPITAL     (DEFICIT) (DEFICIT)
Balance,
February 1,
1997       10,750,000    $5,737      $ 0         $2,400      $(2,469)  $ 5,668

31,500 shares
issued for cash,
October 31, 1997  31,500      3    11,497             0            0    11,500

Contributed
Capital for
debt forgiveness
and rent                                         26,744                 26,744

Net (Loss)
for the year
ended January
31, 1998                                                   (  4,114)  (   4,114)

Balance,
January 31,
1998      10,781,500    $5,740      $11,497     $29,144     $(6,583)  $ 39,798

Net (Loss)
for the year
ended January
31, 1999                                                   (11,164)   (11,164)

Balance,
January
31, 1999  10,781,500     $5,740       $11,497    $29,144     $(17,747)   $28,634


The accompanying notes are an integral part of these financial statements.

                 NEW WORLD PUBLISHING, INC.
                (Formerly known as JLQ, Inc.)

                  STATEMENTS OF CASH FLOWS
     For the Years Ended January 31, 1999, 1998 and 1997

                                  1999     1998      1997
CASH FLOWS FROM OPERATING
ACTIVITIES:

  Net Income (Loss)           $(11,163)  $(4,114)   $(  120)

  Adjustments to reconcile
  net loss to net cash
  used by operating activities:

    Amortization                   100       100        100
    Depreciation                   910     1,136      2,523
    Increase in inventory            0         0     (3,584)
    Deferred offering costs      4,086    (4,086)         0
    Miscellaneous                   (2)

  Net cash provided (Used) by
  Operating activities          (6,069)   (6,964)   (1,081)

CASH FLOWS FROM INVESTING
ACTIVITIES:

    Loans from stockholder       1,000   (25,575)    ( 219)

CASH FLOWS FROM FINANCING
ACTIVITIES:

    Issuance of common stock         0    11,500         0
    Contributed Capital              0    26,744      1,200

    Net cash provided (used)
      from financing activities  1,000    38,244      1,200

    Net Increase (Decrease)
      in cash                   (5,069)    5,705       (100)

CASH, BEGINNING OF THE
PERIOD:                           6,060      355        455

CASH, END OF THE PERIOD        $    991   $6,060     $  355

The accompanying notes are an integral part of these financial statements.

                 NEW WORLD PUBLISHING, INC.
                (Formerly known as JLQ, Inc.)

                NOTES TO FINANCIAL STATEMENTS


NOTE 1 - HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New World Publishing, Inc. was incorporated on December 28, 1994. However the Company was dormant in 1994 and had no business activity until 1995. The Company was in the wholesale business of frames, pictures and hobby goods.

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

NOTE 2 - INVENTORY

Inventories are stated at the lower of cost or market, principally using average cost for purchases made in 1997 thru 1995. Inventory has not been written down to market since the inventory is appreciable at work and its fair market value is greater than cost. Fair market value of the inventory was based on evaluations of the act work at January 31, 1999, 1998 and 1997.

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