Form 10QSB
period 1999-04-30
NEW WORLD PUBLISHING INC /CO/
filed 1999-06-18
CIK 1049505

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999.

( )   TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-23365

                           NEW WORLD PUBLISHING, INC.
           (Exact name of small business as specified in its charter)


             Colorado                               84-1290152
      ----------------------                    ----------------
   (State or other jurisdiction                  (IRS Employer
   of incorporation or organization)             Identification No.)


                         11872 La Grange Ave., 2nd Floor
                              Los Angeles, CA 90025
                    (Address of principal executive offices)

                                 (877) 733-1333
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No
                                  ----        ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : June 14, 1999, 22,388,667 shares.

Transitional Small Business Disclosure Format (check one) :
                              Yes          No   X
                                  ----        ----

                           NEW WORLD PUBLISHING, INC.
                          (FORMERLY KNOWN AS JLQ, INC.)

                      INDEX TO FORM 10-QSB QUARTERLY REPORT


                                TABLE OF CONTENTS

                          PART I - FINANCIAL STATEMENTS


ITEM                                                       PAGE
----                                                       ----

Condensed Balance Sheets as of
April 30, 1999 and January 31, 1999 .......................  1

Condensed Statements of Operations
for the three months ended April
30, 1999 and 1998 .........................................  2

Statement of Stockholders' Equity (Deficit)
For the three months ended April 30, 1999 .................  3

Condensed Statements of Cash Flows
For the three months ended
April 30, 1999 and 1998 ...................................  4

Notes to Condensed Financial Statements ...................  5

Item 2 - Management's Discussion and
  Analysis or Plan of Operation ...........................  6


                           PART II - OTHER INFORMATION

Exhibits and Reports on Form 8-K

     (A) Exhibits - None

     (B) Reports on Form 8-K

                           NEW WORLD PUBLISHING, INC.
                          (FORMERLY KNOWN AS JLQ, INC.)

                            CONDENSED BALANCE SHEETS

                                               April 30, 1999        January 31,
                                                (Unaudited)             1999
                                                -----------          -----------
         ASSETS
         ------

CURRENT ASSETS:
     Cash in checking                           $       35            $     991
     Inventory, Lower of
      Cost or Market                                26,760               26,760
                                                -----------           ----------
         Total Current Assets                       26,795               27,751
                                                -----------           ----------

FIXED ASSETS:
     Furniture and Equipment                         7,885                7,885
     Less accumulated
      Depreciation                                  (6,373)              (6,146)
                                                -----------           ----------
         Net Fixed Assets                            1,512                1,739
                                                -----------           ----------

OTHER ASSETS:
     Organization Costs, net
      Of amortization                                  119                  144
                                                -----------           ----------
         Total Assets                           $   28,426            $  29,634
                                                ===========           ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable, Stockholder                    $    1,000            $   1,000
   Accrued Interest                                     28                    0
                                                -----------           ----------
         Total Current Liabilities                   1,028                1,000
                                                -----------           ----------

STOCKHOLDERS' EQUITY:
     Preferred stock, no
      Par value, 10,000,000
      Shares authorized, none issue                      0                    0
     Common stock, $.0001 par
      Value, 100,000,000 shares
      Authorized, 10,781,500 shares
      Issued and outstanding                         5,740                5,740
     Additional Paid-In-Capital                     11,497               11,497
     Contributed Paid-In-Capital                    29,144               29,144
     (Deficit)                                     (18,983)             (17,747)
                                                -----------           ----------
     Total Stockholders' Equity                     27,398               28,634
                                                -----------           ----------
     TOTAL LIABILITIES
     AND STOCKHOLDERS' EQUITY                   $   28,426            $  29,634
                                                ===========           ==========


                 "See notes to condensed financial statements."

                           NEW WORLD PUBLISHING, INC.
                          (FORMERLY KNOWN AS JLQ, INC.)


                       CONDENSED STATEMENTS OF OPERATIONS

               For the three months ended April 30, 1999 and 1998



                                                 FOR THE THREE     FOR THE THREE
                                                 MONTHS ENDED      MONTHS ENDED
                                                APRIL 30, 1999    APRIL 30, 1998
                                                --------------    --------------

     REVENUES:
         Sales                                  $           0     $           0
                                                --------------    --------------

     OPERATING EXPENSES:
         Accounting                                       475                 0

         Amortization                                      25                25

         Depreciation Expense                             227               227

         Office Expense                                    57               140

         Entertainment                                    100                 0

         Filing and Transfer Fees                         326               610
                                                --------------    --------------

     TOTAL OPERATING EXPENSES                           1,210             1,002
                                                --------------    --------------

         Net (Loss) From
          Operations                                   (1,210)           (1,002)

     OTHER INCOME AND (EXPENSES):
         Interest Expense                                  26                 0
                                                --------------    --------------

         NET INCOME (LOSS)                      $      (1,236)    $      (1,002)
                                                ==============    ==============

         NET INCOME (LOSS) PER
          SHARE OF COMMON STOCK                           N/A               N/A
                                                ==============    ==============

     Weighted average
     Number of Shares
     Outstanding                                   10,781,500        10,781,500
                                                ==============    ==============


                 "See notes to condensed financial statements."
                                        2


                           NEW WORLD PUBLISHING, INC.
                          (FORMERLY KNOWN AS JLQ, INC.)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                    For the three months ended April 30, 1999


                               Common                                                                           Stock
                               Stock            Common       Additional                                        Holders'
                              Number of         Stock         Paid-In        Contributed                       Equity
                               Shares           Amount        Capital          Capital      (Deficit)         (Deficit)
                            -------------   -------------   -------------   -------------   -------------   -------------
Balance
February 1,1999               10,781,500    $      5,740    $     11,497    $     29,144    $    (17,747)   $     28,634
                            -------------   -------------   -------------   -------------   -------------   -------------


Net (Loss) for three
months ended April 30,
1999                                   0               0               0               0          (1,236)   $     (1,236)
                            -------------   -------------   -------------   -------------   -------------   -------------


Balance,
April 30, 1999                10,781,500    $      5,740    $     11,497    $     29,144    $   (18,983)    $     27,398
                            =============   =============   =============   =============   ============    =============





                  "See notes of condensed financial statements"
                                        3

                           NEW WORLD PUBLISHING, INC.
                          (FORMERLY KNOWN AS JLQ, INC.)

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                  FOR THE THREE    FOR THE THREE
                                                   MONTHS ENDED    MONTHS ENDED
                                                 APRIL 30, 1999   APRIL 30, 1998
                                                 --------------   --------------


     CASH FLOWS FROM OPERATION
     ACTIVITIES:

         Net Income (Loss)                       $   (1,236)       $   (1,002)

     Adjustments to Reconcile Net loss to net cash used In operating activities:

         Amortization                                    25                 25

         Depreciation Expenses                          227                227

         Deferred offering Costs                          0             (4,150)

         Increase in Payables                            28                  0
                                                 -----------       ------------

     Net Cash Provided (Used)
     by operating activities                           (956)            (4,900)

     CASH, BEGINNING OF PERIOD                          991              6,060
                                                 -----------       ------------

     CASH END OF THE
         PERIOD                                  $       35        $     1,160
                                                 ===========       ============






                  "See notes to condensed financial statements"
                                        4

                           NEW WORLD PUBLISHING, INC.
                          (FORMERLY KNOWN AS JLQ, INC.)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's January 31, 1999 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the full calendar year ended January 31, 1999. The financial statements are presented on the accrual basis.

PART I - FINANCIAL INFORMATION

ITEM      1. Financial Statements See attached financial statements.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

              PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THE 1995 ACT SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

          Results of Operations

          The Company has generated no substantial revenues from its operations since inception and has been a development stage during this period. Since the Company has not substantial generated revenues and has not been in a profitable position, it operates with minimal overhead. The Company entered into the Agreement and Plan of Reorganization dated as of May 18, 1999 with Communications Television, Inc., which was transaction was successfully completed.

          Liquidity and Capital Resources

          As of the end of the reporting period, the Company had minimal cash and cash equivalents. There was no significant change in working capital during this fiscal year.

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

          No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company had minimal cash and cash equivalents. There was no significant change in working capital during this fiscal year.

ITEM 2.   Changes in Securities. None.

ITEM 3.   Defaults upon Senior Securities. None.

ITEM 4.   Submission of Matter to a Vote of Security Holders.
          None.

ITEM 5.   Other Information. None.

ITEM 6.   Exhibits and Report on Form 8-K.

          Applicable Forms 8-K was filed for the event dated May 18, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    NEW WORLD PUBLISHING, INC.
                                    (Registrant)

Date: June 17, 1999                 /S/ David Baeza
                                    ----------------------------------
                                    David Baeza, CEO and President

Date: June 17, 1999                 /S/ William Cooper
                                    ----------------------------------
                                    William Cooper,
                                    Chief Financial Officer