Form 10QSB
period 1999-06-30
NEW WORLD PUBLISHING INC /CO/
filed 1999-08-23
CIK 1049505

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : June 30, 1999, 22,376,667 shares.

Transitional Small Business Disclosure Format (check one) :
                              Yes          No   X
                                  ----        ----

                           NEW WORLD PUBLISHING, INC.
                          (FORMERLY KNOWN AS JLQ, INC.)

                      INDEX TO FORM 10-QSB QUARTERLY REPORT


                                TABLE OF CONTENTS

                          PART I - FINANCIAL STATEMENTS


ITEM                                                       PAGE
----                                                       ----

Condensed Balance Sheets as of
June 30, 1999 (unaudited) and March 31, 1999 ...............................  1

Condensed Statements of Operations
for the three months ended June 30, 1999 (unaudited) and for the period from July 20, 1998 (inception) to June 30, 1999 (unaudited)..........  2

Condensed Statements of Cash Flows
For the three months ended June 30, 1999 (unaudited) and for the period from July 20, 1998 (inception) to June 30, 1999 (unaudited)..........  3

Notes to Condensed Financial Statements (unaudited) ........................  4

Item 2 - Management's Discussion and
  Analysis or Plan of Operation ............................................  6


                           PART II - OTHER INFORMATION

Exhibits and Reports on Form 8-K

     (A) Exhibits - None

     (B) Reports on Form 8-K

                    NEW WORLD PUBLISHING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 1999 AND JUNE 30, 1999 (UNAUDITED)
=================================================================================================


                                     ASSETS

                                                                      March 31,        June 30,
                                                                        1999             1999
                                                                    -------------   -------------
                                                                                      (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                      $    127,654   $     238,937
     Note receivable                                                      45,000               -
     Due from related parties                                              9,383          35,975
     Deferred financing costs                                            303,685         638,820
     Prepaid services                                                     59,375          62,790
     Prepaid expenses and other current assets                            17,918          38,700
                                                                    -------------   -------------
         Total current assets                                            563,015       1,015,222

Furniture and equipment, net                                              10,682          24,103
                                                                    -------------   -------------
                      TOTAL ASSETS                                  $    573,697    $  1,039,325
                                                                    =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      March 31,        June 30,
                                                                        1999             1999
                                                                    -------------   -------------
                                                                                      (unaudited)
CURRENT LIABILITIES
     Accounts payable                                               $     50,923    $     46,592
     Accrued expenses                                                     27,577          21,201
     Notes payable                                                       370,000         370,000
                                                                    -------------   -------------
         Total current liabilities                                       448,500         437,793

Convertible promissory notes                                                   -         500,000
                                                                    -------------   -------------
              Total liabilities                                          448,500         937,793
                                                                    -------------   -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
     Preferred stock, no par value
         10,000,000 shares authorized
         1,072,505 and 0 shares (unaudited) issued and
              outstanding                                                742,550               -
     Common stock, $0.0001 par value
         100,000,000 shares authorized
         20,743,258 and 22,376,667 (unaudited) shares issued
              and outstanding                                              2,074           2,237
     Additional paid-in capital                                        1,069,795       2,875,682
     Deficit accumulated during the development stage                 (1,689,222)     (2,776,387)
                                                                    -------------   -------------
                  Total shareholders' equity                             125,197         101,532
                                                                    -------------   -------------


                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $    573,697    $  1,039,325
                                                                    =============   =============


   The accompanying notes are an integral part of these financial statements.

                    NEW WORLD PUBLISHING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE MONTHS ENDED JUNE 30, 1999 (UNAUDITED) AND
   FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO JUNE 30, 1999 (UNAUDITED)
================================================================================


                                                     For the          For the
                                                      Three         Period from
                                                      Months       July 20, 1998
                                                      Ended         (Inception)
                                                     June 30,       to June 30,
                                                       1999            1999
                                                   -------------   -------------
                                                    (unaudited)    (unaudited)
OPERATING EXPENSES
     General and administrative                    $    698,999    $  1,948,387
     Consulting - related parties                       120,000         313,150
                                                   -------------   -------------
         Total operating expenses                       818,999       2,261,537
                                                   -------------   -------------
LOSS FROM OPERATIONS                                   (818,999)     (2,261,537)
                                                   -------------   -------------
OTHER INCOME (EXPENSE)
     Interest expense                                  (270,680)       (518,056)
     Interest income                                      2,514           3,206
                                                   -------------   -------------
         Total other income (expense)                  (268,166)       (514,850)
                                                   -------------   -------------
NET LOSS                                           $ (1,087,165)   $ (2,776,387)
                                                   =============   =============

BASIC LOSS PER SHARE                               $      (0.05)   $      (0.14)
                                                   =============   =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING           21,519,678      20,166,620
                                                   =============   =============

   The accompanying notes are an integral part of these financial statements.


                    NEW WORLD PUBLISHING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED JUNE 30, 1999 (UNAUDITED) AND
   FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO JUNE 30, 1999 (UNAUDITED)
=============================================================================================================

                                                                                  For the           For the
                                                                                   Three          Period from
                                                                                  Months         July 20, 1998
                                                                                   Ended          (Inception)
                                                                                  June 30,        to June 30,
                                                                                    1999             1999
                                                                                -------------   -------------
                                                                                 (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $ (1,087,165)   $ (2,776,387)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation                                                             2,949           9,583
              Amortization                                                           141,740         365,680
              Interest charges on convertible promissory notes                       137,500         137,500
              Issuance of stock for services rendered                                      -         125,000
              Issuance of options for services rendered                               35,000         499,975
     (Increase) decrease in
         Deferred financing costs                                                    (50,000)        (87,000)
         Prepaid services                                                                  -         (75,000)
         Prepaid expenses                                                            (33,572)        (51,490)
     Increase (decrease) in
         Accounts payable                                                             (4,331)         46,592
         Accrued expenses                                                             (6,376)         21,201
                                                                                -------------   -------------

                  Net cash used in operating activities                             (864,255)     (1,784,346)
                                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                                             (16,370)        (33,686)
     Disbursement on note receivable                                                       -         (45,000)
     Repayment of note receivable                                                     45,000          45,000
     Repayments from related parties                                                   6,894           6,894
     Payments to related parties                                                     (33,486)        (35,975)
                                                                                -------------   -------------
                  Net cash used in investing activities                                2,038         (62,767)
                                                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                                           -         370,000
     Proceeds from convertible promissory notes                                      500,000         500,000
     Proceeds from preferred stock, net                                              473,500       1,216,050
                                                                                -------------   -------------
                  Net cash provided by financing activities                          973,500       2,086,050
                                                                                -------------   -------------


   The accompanying notes are an integral part of these financial statements.


                    NEW WORLD PUBLISHING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
            FOR THE THREE MONTHS ENDED JUNE 30, 1999 (UNAUDITED) AND
   FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO JUNE 30, 1999 (UNAUDITED)
=============================================================================================================
                                                                                  For the           For the
                                                                                   Three          Period from
                                                                                  Months         July 20, 1998
                                                                                   Ended          (Inception)
                                                                                  June 30,        to June 30,
                                                                                    1999             1999
                                                                                -------------   -------------
                                                                                 (unaudited)     (unaudited)

                      Net increase in cash and cash equivalents                 $    111,283    $    238,937
                                                                                -------------   -------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       127,654               -
                                                                                -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    238,937    $    238,937
                                                                                =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                              $     12,250    $     66,797
                                                                                =============   =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the period from July 20, 1998 (inception) to June 30, 1999, the Company issued 1,113,688 shares (unaudited) of common stock valued at $480,000 (unaudited) to the holders of the notes payable as additional financing costs.

During the period form July 20, 1998 (inception) to June 30, 1999, the Company issued 174,014 shares of common stock (unaudited) valued at $75,000 to a third party for services rendered in connection with the issuance of the preferred stock and 116,009 shares of common stock (unaudited) valued at $50,000 to a third party for services rendered.

During the period form July 20, 1998 (inception) to June 30, 1999, the Company issued 15,994,648 shares of common stock (unaudited) valued at $6,894 to founders of the Company in exchange for notes receivable. These notes were repaid prior to June 30, 1999 (unaudited).



   The accompanying notes are an integral part of these financial statements.

                    NEW WORLD PUBLISHING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (UNAUDITED)
================================================================================

NOTE 1 - ORGANIZATION AND BUSINESS

         New World Publishing, Inc. ("New World"), a Colorado publicly-traded corporation, is in the design and development stage of becoming an Internet service provider that will offer local dial-up Internet access nationwide to 81 cities through the use of its network of 96 points of presence. New World also plans to develop, market, and operate Internet communities or vertical portals. New World will acquire subscribers through the use of television advertising, Internet advertising, direct mail, and telemarketing campaigns. New World's revenue streams will be generated from monthly subscriber fees, monthly web-hosting service fees, and portal advertising fees as well as fees charged for enhanced services. New World is also planning to use direct response television marketing techniques, combined with toll-free interactive audio text services to create monthly recurring membership programs. The primary revenue-producing products from such membership programs include club membership fees, telecommunication products and other club-related services and products.

         Communications Television, Inc. ("CTV") was formed under the laws of California on July 20, 1998. On May 18, 1999, New World entered into an Agreement and Plan of Reorganization whereby it acquired all of the outstanding common stock of CTV in exchange for an aggregate of 19,020,167 shares of newly issued common stock. For accounting purposes, the transaction has been treated as a recapitalization of CTV, with CTV as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of New World have been included with those of the CTV from the acquisition date.

         New World was incorporated in Colorado on December 28, 1994. New World had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Therefore, no pro forma information is presented. Since this was the first year of operations for CTV, it has selected March 31 as its fiscal year end.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 8-K/A registration statement, as amended, for the period from July 20, 1998 (inception) to March 31, 1999. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

                                       NEW WORLD PUBLISHING, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 1999 (UNAUDITED)
================================================================================



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Loss per Share
         --------------
         For the period from July 20, 1998 (inception) to March 31, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share is not presented because common stock equivalents are anti-dilutive.

         Income Taxes
         ------------
         The Company accounts for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets.

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

         Overview of the Company's Business

         New World Publishing, Inc. (the "Company"), a Colorado corporation, is in the design and development stage of becoming an Internet service provider that will offer local dial-up Internet access nationwide to 81 cities through the use of its network of 96 points of presence. The Company also plans to develop, market, and operate Internet communities or vertical portals. The Company intends to acquire subscribers through the use of television advertising, Internet advertising, direct mail, and telemarketing campaigns. The Company's revenue streams will be generated from monthly subscriber fees, monthly web-hosting service fees, and portal advertising fees as well as fees charged for enhanced services. The Company is also planning to use direct response television marketing techniques, combined with toll-free interactive audio text services to create monthly recurring membership programs. The primary revenue-producing products from such membership programs include club membership fees, telecommunication products and other club-related services and products.

         Results of Operations

         The Company has been in the developmental stage since its inception. The Company incurred net losses of $1,087,165 (unaudited) and $2,776,387 (unaudited), during the three months ended June 30, 1999 and the period from July 20, 1998 (inception)to June 30, 1999, respectively. The Company had no revenues during the three months' period ended June 30, 1999. The Company is seeking to raise funds to fully implement its business plan.

         Liquidity and Capital Resources

         As of the end of the reporting period, the Company had $238,937 (unaudited) in cash and cash equivalents. The Company plans to raise funds for working capital and development of the Company's operations.

         Year 2000 Compliance

         The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue.

         The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

         Based on the review of the computer systems, management does not believe the cost of implementation will be material to the Company's financial position and results of operations.
                                       7

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         None.

ITEM 2.  Changes in Securities. None.

ITEM 3.  Defaults upon Senior Securities. None.

ITEM 4.  Submission of Matter to a Vote of Security Holders.
         None.

ITEM 5.  Other Information. None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         Form 8-K/A was filed for Item. 7 and Item 8.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  NEW WORLD PUBLISHING, INC.
                                    (Registrant)

Date: August 18, 1999                 /S/David Baeza
                                    ----------------------------------
                                    David Baeza, CEO and President

Date: August 18, 1999                 /S/ William Cooper
                                    ----------------------------------
                                    William Cooper,
                                    Chief Financial Officer