Form 10QSB
period 1999-09-30
NEW WORLD PUBLISHING INC /CO/
filed 1999-11-22
CIK 1049505

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
(X)      QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.

(  )     TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                         Commission file number 0-23365


                               SONICPORT.COM, INC.
           (Exact name of small business as specified in its charter)

              Colorado                                          84-1290152
 (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                            Identification No.)

                    1641 20th Street, Santa Monica, CA 90404
                    (Address of principal executive offices)

                                 (310) 828-1999
                           (Issuer's telephone number)

                     Former name: New World Publishing, Inc.
                     ---------------------------------------
    Former address: 11872 La Grange Avenue, 2nd Floor, Los Angeles, CA 90025
    ------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (X) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : November 19, 1999, 23,633,774 shares.

Transitional Small Business Disclosure Format (check one) :  Yes  (  )   No  (X)

                               SONICPORT.COM, INC.
                      (Formerly New World Publishing, Inc.)

                      INDEX TO FORM 10-QSB QUARTERLY REPORT


                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (Unaudited):

             Consolidated Balance Sheet as of September 30, 1999...........  1

             Consolidated Statement of Operations for the three months
             ended September 30, 1999, for the period from July 20, 1998 (inception) to September 30, 1998, and for the period from
             July 20, 1998 (inception) to September 30, 1999...............  2

             Consolidated Statement of Operations for the six months ended September 30, 1999, for the period from July 20, 1998 (inception) to September 30, 1998, and for the period from July 20, 1998
             (inception) to September 30, 1999.............................  3

             Consolidated Statement of Cash Flows for the six months ended September 30, 1999, for the period from July 20, 1998 (inception) to September 30, 1998, and for the period from July 20, 1998
             (inception) to September 30, 1999.............................  4


             Notes to Consolidated Financial Statements....................  6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION................................. 12


PART II - OTHER INFORMATION................................................ 14

     Exhibits and Reports on Form 8-K

     (A) Exhibits - None

     (B) Reports on Form 8-K

                               SONICPORT.COM, INC.
                      (Formerly New World Publishing, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 1999

                                                                   September 30,
                                                                       1999
                                                                       ----
                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                  $    23,745
         Due from related parties                                        42,633
         Deferred financing costs                                       137,835
         Prepaid services                                               230,625
         Prepaid expenses and other current assets                       77,168
                                                                    ------------
                  Total current assets                                  512,006

Furniture, fixtures  and equipment, net                               1,230,043
                                                                    ------------

                                                                    $ 1,742,049
                                                                    ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                                           $    77,610
         Accrued expenses                                                31,155
                                                                    ------------
                  Total current liabilities                             108,765

LONG TERM DEBT
         Notes payable                                                  360,000
         Convertible promissory notes                                 1,225,000
                                                                    ------------
                  Total liabilities                                   1,693,765
                                                                    ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value
         100,000,000 shares authorized
         23,633,774 shares issued and outstanding                         2,363
Common stock committed, $0.0001 par value,
         300,000 shares committed but not yet issued                  1,125,000
Additional paid-in capital                                            4,411,117
Deficit accumulated during the development stage                     (5,490,196)
                                                                    ------------
                  Total shareholders' equity                             48,284
                                                                    ------------

                                                                    $ 1,742,049
                                                                    ============

The accompanying notes are an integral part of these financial statements.

                                              SONICPORT.COM, INC.
                                     (Formerly New World Publishing, Inc.)
                                         (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND
                      FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO SEPTEMBER 30, 1998


                                                                                   For the          For the
                                                                 For the         period from      period from
                                                               three months      July 20,1998     July 20,1998
                                                                  ended        (inception) to    (inception) to
                                                              September 30,     September 30,     September 30,
                                                                  1999              1998              1999
                                                                  ----              ----              ----
                                                               (Unaudited)       (Unaudited)       (Unaudited)

SALES                                                         $      1,220      $          -       $      1,766
                                                              -------------     -------------      -------------
OPERATING EXPENSES
         General and administrative                              1,347,094           296,119          3,296,387
         Consulting - related parties                                    -            37,950            313,150
                                                              -------------     -------------      -------------
                      Total operating expenses                   1,347,094           334,069          3,609,537
                                                              -------------     -------------      -------------

LOSS FROM OPERATIONS                                            (1,345,874)         (334,069)        (3,607,771)
                                                              -------------     -------------      -------------

OTHER INCOME (EXPENSE)
         Interest expense                                       (1,368,692)          (27,947)        (1,886,748)
         Interest income                                             1,117                 -              4,323
                                                              -------------     -------------      -------------
         Total other income (expense)                           (1,367,575)          (27,947)        (1,882,425)
                                                              -------------     -------------      -------------

NET LOSS                                                      $ (2,713,449)     $   (362,016)      $ (5,490,196)
                                                              =============     =============      =============

BASIC LOSS PER SHARE                                          $       (.12)     $       (.02)      $       (.27)
                                                              =============     =============      =============
WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING                                              22,814,571        18,672,359         20,716,151
                                                              =============     =============      =============

The accompanying notes are an integral part of these financial statements.


                                              SONICPORT.COM, INC.
                                     (Formerly New World Publishing, Inc.)
                                         (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND
                      FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO SEPTEMBER 30, 1998

                                                                                   For the          For the
                                                                 For the         period from      period from
                                                               six months       July 20,1998      July 20,1998
                                                                  ended        (inception) to    (inception) to
                                                              September 30,     September 30,     September 30,
                                                                  1999              1998              1999
                                                                  ----              ----              ----
                                                               (Unaudited)       (Unaudited)       (Unaudited)

SALES                                                         $      1,766      $          -       $      1,766
                                                              -------------     -------------      -------------

OPERATING EXPENSES
         General and administrative                              2,156,999           296,119          3,296,387
         Consulting - related parties                               10,000            37,950            313,150
                                                              -------------     -------------      -------------
                      Total operating expenses                   2,166,999           334,069          3,609,537
                                                              -------------     -------------      -------------



LOSS FROM OPERATIONS                                            (2,165,233)         (334,069)        (3,607,771)
                                                              -------------     -------------      -------------

OTHER INCOME (EXPENSE)
         Interest expense                                       (1,639,372)          (27,947)        (1,886,748)
         Interest income                                             3,631                 -              4,323
                                                              -------------     -------------      -------------
         Total other income (expense)                           (1,635,741)          (27,947)        (1,882,425)
                                                              -------------     -------------      -------------

NET LOSS                                                      $ (3,800,974)     $   (362,016)      $ (5,490,196)
                                                              =============     =============      =============

BASIC LOSS PER SHARE                                          $       (.17)     $       (.02)      $       (.27)
                                                              =============     =============      =============

WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING                                              22,170,661        18,672,359         20,716,151
                                                              =============     =============      =============

The accompanying notes are an integral part of these financial statements.


                                              SONICPORT.COM, INC.
                                     (Formerly New World Publishing, Inc.)
                                         (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND
                      FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO SEPTEMBER 30, 1998

                                                                                               For the          For the
                                                                             For the         period from      period from
                                                                           six months       July 20,1998      July 20,1998
                                                                              ended        (inception) to    (inception) to
                                                                          September 30,     September 30,     September 30,
                                                                              1999              1998              1999
                                                                              ----              ----              ----
                                                                          (Unaudited)       (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                         $ (3,800,974)     $   (362,016)      $ (5,490,196)
         Adjustments to reconcile net loss to net
         cash used in operating activities
         Depreciation                                                           73,293                               79,927
         Amortization                                                          309,600            20,605            533,540
         Interest charges on convertible promissory notes                    1,258,220                            1,258,220
         Issuance of stock for services rendered                               140,000            75,000            265,000
         Issuance of options for services rendered                             458,563                              923,538
         Finance charge on notes payable                                        73,778                               73,778
         (Increase) decrease in
                  Accounts receivable                                                            (28,026)
                  Deferred financing costs                                    (120,000)          (21,500)          (157,000)
                  Prepaid services                                                                                  (75,000)
                  Prepaid expenses and other                                   (59,250)          (11,000)           (77,168)
         Increase (decrease) in
                  Accounts payable                                              26,687            60,848             77,610
                  Accrued expenses                                               3,578             7,757             31,155
                                                                          -------------     -------------      -------------
                  Net cash used in operating activities                     (1,636,505)         (258,332)        (2,556,596)
                                                                          -------------     -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of furniture and equipment                                  (167,654)          (17,316)          (184,970)
         Repayments from related parties                                         6,894            (1,505)           (40,595)
         Repayment of note receivable                                           45,000                               45,000
         Payments to related parties                                           (40,144)                -            (40,144)
                                                                          -------------     -------------      -------------
                  Net cash used in investing activities                       (155,904)          (18,821)          (220,709)
                                                                          -------------     -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Payments on notes payable                                             (10,000)
         Proceeds from notes payable                                                             245,300            360,000
         Proceeds from convertible promissory notes                          1,225,000                            1,225,000
         Proceeds from preferred stock, net                                    473,500            39,810          1,216,050
                                                                          -------------     -------------      -------------
                  Net cash provided by financing activities                  1,688,500           285,110          2,801,050
                                                                          -------------     -------------      -------------
                  Net increase in cash and cash equivalents                   (103,909)            7,957             23,745
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 127,654                 -                  -
                                                                          -------------     -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     23,745      $      7,957       $     23,745
                                                                          =============     =============      =============
INTEREST PAID                                                             $     15,583      $     27,947 $     $     70,124
                                                                          =============     =============      =============

The accompanying notes are an integral part of these financial statements.

                               SONICPORT.COM, INC.
                      (Formerly New World Publishing, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
                 FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND
       FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO SEPTEMBER 30, 1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the period from July 20, 1998 (inception) to September 30, 1998, the Company issued 607,408 shares of its common stock valued at $260,000 to the holders of the notes payable as additional financing costs. During the six months ended September 30, 1999, the Company issued to the note holders an additional 11,601 shares valued at $5,000.

During the period from July 20, 1998 to September 30, 1998, the Company issued 174,014 shares of common stock valued at $75,000 to third parties for services rendered in connection with the issuance of preferred stock, During the six months ended September 30, 1999, the Company issued 340,000 shares of common stock valued at $330,000 to third parties for other services rendered.

During the period form July 20, 1998 (inception) to March 31, 1999, the Company issued 15,994,648 shares of common stock valued at $6,894 to founders of the Company in exchange for notes receivable. These notes were repaid prior to September 30, 1999.

During the six months ended September 30, 1999, convertible promissory notes payable totaling $150,000 were exchanged for 46,940 shares of the Company's common stock.

During the three months ended September 30, 1999, the Company purchased 96 Points of Presence in exchange for 300,000 restricted shares of the Company's common stock valued at $1,125,000.

                               SONICPORT.COM, INC.
                      (Formerly New World Publishing, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

NOTE 1 - ORGANIZATION AND BUSINESS

Sonicport is in the design and development stage of becoming the next generation of Internet service, a hybrid of demographic specific portals and national Internet access. Subscribers will be acquired through aggressive direct response television, direct mail, telemarketing and Internet advertising. The Company plans to offer Internet access to 75% of the U.S. population in 81 major U.S. cities, including New York, Los Angeles and Chicago. The Company believes that the Internet's expected growth (five times as many users in the next four years, studies suggest) will fuel demand for value-added services that link together users with like-minded interests. The Company intends to bring those users together in "virtual communities" that offer products, services and information specific to their interests. Sonicport's revenue streams will be generated from monthly subscriber fees, monthly web-hosting service fees, and portal advertising fees as well as fees charged for enhanced services.

Communications Television, Inc. ("CTV") was formed under the laws of California on July 20, 1998. Effective May 18, 1999, CTV and Sonicport.com, Inc. (previously known as New World Publishing, Inc., a Colorado publicly traded corporation (collectively, the "Company" or "Sonicport"), entered into an Agreement and Plan of Reorganization, whereby all of the outstanding shares of common stock of CTV were exchanged for an aggregate of 19,020,167 shares of New World Publishing, Inc. ("New World"). For accounting purposes, the transaction has been treated as a recapitalization of CTV, with CTV as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of Sonicport have been included with those of the CTV from the acquisition date. On October 12, 1999, a special meeting of the stockholders was held and the following actions were approved by the stockholders: (i) the change of the Company's name to "Sonicport.com, Inc." from New World Publishing, Inc., effective October 18, 1999, (ii) adoption of the 1999 Company's Incentive Stock Option Plan, (iii) the change of the Company's state of incorporation to Nevada from Colorado, and (iv) the change in the Company's firm of independent certified public accountants to Singer, Lewak, Greenbaum & Goldstein LLP.

New World was incorporated in Colorado on December 28, 1994. New World had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Therefore, no pro forma information is presented.

Effective July 23, 1999, the Company purchased 96 Points of Presence (POP's) that will allow it to become an Internet service provider in 81 cities in the United States. The Company issued 50,000 shares of restricted common stock with piggyback registration rights and 250,000 restricted shares to purchase the POP's. The shares issued were valued at $1,125,000 using the closing price of the Company's common stock on July 23, 1999, the closing date of the acquisition. The closing price was $5.00 per share, discounted by 25% to reflect the issuance of restricted stock and the fact that the Company's stock is thinly traded.

                               SONICPORT.COM, INC.
                      (Formerly New World Publishing, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                               SEPTEMBER 30, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's report on Form 8-K/A for the period from July 20, 1998 (inception) to June 30, 1999. The results of operations for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

Loss per Share
--------------

The Company calculates loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share is not presented because common stock equivalents are anti-dilutive.

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

                               SONICPORT.COM, INC.
                      (Formerly New World Publishing, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                               SEPTEMBER 30, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Sonicport and its wholly-owned subsidiary, CTV (collectively, the "Company"). All intercompany accounts and transactions have been eliminated.

Furniture, Fixtures and Equipment
---------------------------------

Furniture, fixtures and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives as follows:
           Furniture and fixtures               5 years
           Office equipment                     5 to 7 years
           Leasehold improvements               Lesser of initial lease period
                                                   or useful life of asset
           Computer equipment                   3 years

Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations. Leasehold improvements are amortized over the lease period of the useful life of the asset, whichever is shorter.

NOTE 3 - FURNITURE, FIXTURES AND EQUIPMENT

         Furniture, fixtures and equipment consisted of the following:

                                                                 September 30,
                                                                     1999
                                                                     ----
                                                                  (Unaudited)
           Furniture and fixtures                                $    55,125
           Office equipment                                           57,899
           Computer equipment                                      1,125,000
           Leasehold improvements                                     71,946
                                                                 ------------
                                                                   1,309,970
           Less accumulated depreciation and amortization            (79,927)
                                                                 -------------

                    Total                                        $ 1,230,043
                                                                 ============

                               SONICPORT.COM, INC.
                      (Formerly New World Publishing, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                               SEPTEMBER 30, 1999

NOTE 4 - NOTES PAYABLE

         Notes payable consisted of the following:
                                                                September 30,
                                                                   1999
                                                                   ----
                                                                (Unaudited)
            Note payable, interest at 10%, unsecured, due
                     October 31, 1999                          $    360,000
            Less current portion                                   (360,000)
                                                               -------------

                     Long-term portion                         $          -
                                                               =============

         On September 28, 1999, the due date of the notes was extended to April 3, 2000. As part of the extension of the due date, the note holders were granted 74,000 warrants for the purchase of restricted shares of the Company's common stock. The warrants have an exercise price of $2.94, vest immediately, and expire on October 1, 2004. The Company recorded a finance charge of $73,778, representing the difference between the Company's common stock price on the extension date of $3.937 and the exercise price of the warrants.

                               SONICPORT.COM, INC.
                      (Formerly New World Publishing, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                               SEPTEMBER 30, 1999

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

On May 31, 1999, the Company entered into a Subscription Agreement for ten, 10% Convertible Promissory Notes (the "Notes") for $50,000 each. The Company incurred offering costs of $50,000 in connection with the issuance of the Notes. Interest is due on each Note on January 1 and July 1. Principal and any unpaid interest are due on May 31, 2001 if the Notes have not been converted prior to such date by either party to the Notes. The holders of the Notes have the option to convert the Notes at the earlier of the effective date of a registration statement or 120 days from the date of the Notes. The Notes are convertible at the lesser of $2.50 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion.

On July 8, 1999 and August 24, 1999, the Company entered into Subscription Agreements for 10% Convertible Promissory Notes (the "Notes") for $275,000 and $250,000, respectively. The Company incurred offering costs of $52,500 in connection with the issuance of the Notes. Interest is due on each Note on January 1 and July 1, respectively, if the Notes have not been converted prior to such date by either party to the Notes. The holders of the Notes have the option to convert the Notes at anytime after the closing date of the Notes. The Notes are convertible at the lesser of $2.50 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion.

On August 25, 1999, the Company entered into Subscription Agreements for eight, 10% Convertible Promissory Notes (the "Notes") for $25,000 each. The Company incurred offering costs of $17,500 in connection with the issuance of the Notes. Interest is due on each Note on March 1 and September 1. Principal and any unpaid interest are due on August 31, 2001 if the Notes have not been converted prior to such date by either party to the Notes. The holders of the Notes have the option to convert the Notes at anytime after the closing date of the Notes. The Notes are convertible at the lesser of $3.25 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion.

In accordance with generally accepted accounting principles, the difference between the conversion prices and the Company's stock price on the date of issuance of the Notes is considered to be interest expense and is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first becomes convertible. In connection with the issuance of the Notes, the Company recorded deferred financing costs of $1,258,221 as a current asset and interest expense of $1,258,221 in the accompanying statement of operations for the six months ended September 30, 1999.

NOTE 6 - SHAREHOLDERS' EQUITY

Stock Options
-------------

During the six months ended September 30, 1999, the Company granted 1,235,498 non-qualified stock options to certain employees and non-employees that may be exercised at prices ranging between $0.50 and $10.00 per share. These options vest over periods ranging from the date of grant to three years from the date of grant and expire five years from the date of grant.

                               SONICPORT.COM, INC.
                      (Formerly New World Publishing, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                               SEPTEMBER 30, 1999

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to September 30, 1999, the Company granted 115,500 non-qualified stock options to certain employees and non-employees that may be exercised at prices ranging between $4.07 and $4.44 per share. These options vest immediately upon the date of grant.

Subsequent to September 30, 1999, the Company issued 243,750 restricted shares of its common stock valued at $975,000, as payment for advertising through February of 2001.

ITEM 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

Overview of the Company's Business

Sonicport.com, Inc., a Colorado corporation (formerly New World Publishing, Inc.) is in the design and development stage of becoming the next generation of Internet service, a hybrid of demographic specific portals and national Internet access. Subscribers will be acquired through aggressive direct response television, direct mail, telemarketing and Internet advertising. The Company plans to offer Internet access to 75% of the U.S. population in 81 major U.S. cities, including New York, Los Angeles and Chicago. The Company believes that the Internet's expected growth (five times as many users in the next four years, studies suggest) will fuel demand for value-added services that link together users with like-minded interests. The Company intends to bring those users together in "virtual communities" that offer products, services and information specific to their interests. Sonicport's revenue streams will be generated from monthly subscriber fees, monthly web-hosting service fees, and portal advertising fees as well as fees charged for enhanced services. The Company will be able to offer these services via regular dial-up or DSL technology, where available, via strategic partnerships that exist with DSL technology companies. The Company will focus on three primary areas in developing and deploying its product for consumers: 1) setting up and maintaining an ISP network, 2) acquiring and retaining subscribers, and 3) building demographically-targeted VIRTUAL PORTAL(1) sites that will attract and engage users.

----------
      (1) VIRTUAL PORTAL - A niche-oriented Web site that offers a variety of information and services characteristic of a portal but targeted to a specific subject area or interest.

ITEM 2.   Management Discussion and Analysis of Financial Condition
                  and Results of Operations (Continued)

Results of Operations

The Company has been in the developmental stage since its inception. The Company incurred net losses of $2,713,447 and $3,800,974 during the three months and six months ended September 30, 1999, respectively, and incurred a net loss of $362,016 for the period from July 20, 1998 to September 30, 1998. The losses are primarily the result of the Company's incurring interest expense, development costs and general and administrative expenses, with only nominal revenue realized during the periods. Development costs include the cost of developing media advertising programs, and general and administrative costs include compensation and benefits, professional fees, and other. The Company had revenues of $1,220 and $1,766 during the three and six months ended September 30, 1999, respectively. The Company is seeking to raise funds to fully implement its business plan.

Liquidity and Capital Resources

As of the end of the reporting period, the Company had $23,745 in cash and cash equivalents. The Company plans to raise funds for working capital and development of the Company's operations. If the Company is unsuccessful in obtaining such funds, the Company may be unable to continue in operation.

From the inception of the Company, July 20, 1998, through September 30, 1999, net cash used in operations of $2,556,596, and net cash used in investing activities of $220,709 were financed primarily by the issuance of $360,000 in notes payable, $1,225,000 in convertible notes payable and $ 1,216,050 in preferred stock. During the six months ended September 30, 1999, net cash used in operations of $1,636,505, and net cash used in investing activities of $155,904 were financed primarily by the issuance of $1,225,000 in convertible notes payable and $ 473,500 in preferred stock

Year 2000 Compliance

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

ITEM 2.  Changes in Securities. None.

ITEM 3.  Defaults upon Senior Securities. None.

ITEM 4.  Submission of Matter to a Vote of Security Holders.  None.

ITEM 5.  Other Information. None.

ITEM 6.  Exhibits and Reports on Form 8-K. Form 8-K, Item 4; Form 8-K/A, Item 7.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SONICPORT.COM, INC.
(Registrant)

Date: November 18, 1999                              /S/ David  Baeza
                                                     ---------------------------
                                                         David Baeza, CEO and
                                                         President

Date: November 18, 1999                              /S/ William Cooper
                                                     ---------------------------
                                                         William Cooper,
                                                         Chief Financial Officer