Form 10QSB
period 1999-12-31
NEW WORLD PUBLISHING INC /CO/
filed 2000-02-14
CIK 1049505

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
(X)      QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999.

( )      TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                         Commission file number 0-23365


                               SONICPORT.COM, INC.
           (Exact name of small business as specified in its charter)

              Nevada                                            84-1290152
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1999: 23,641,663 shares of common stock, $0.0001 par value.

Transitional Small Business Disclosure Format (check one) :  Yes  ( )   No  (X)

                               SONICPORT.COM, INC.

                      INDEX TO FORM 10-QSB QUARTERLY REPORT


                                TABLE OF CONTENTS


                                                                            Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (Unaudited):

             Consolidated Balance Sheet as of December 31, 1999...........  1

             Consolidated Statement of Operations for the three months
             ended December 31, 1999, for the three months ended
             December 31, 1998, and for the period from
             July 20, 1998 (inception) to December 31, 1999...............  2

             Consolidated Statement of Operations for the nine months ended December 31, 1999, for the period from July 20, 1998 (inception) to December 31, 1998 and for the period from July 20, 1998
             (inception) to December 31, 1999.............................  3

             Consolidated Statement of Cash Flows for the nine months ended December 31, 1999, for the period from July 20, 1998 (inception) to December 31, 1998, and for the period from July 20, 1998
             (inception) to December 31, 1999.............................  4


             Notes to Consolidated Financial Statements...................  6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION................................. 14


PART II - OTHER INFORMATION................................................ 16

     Exhibits and Reports on Form 8-K

     (A) Exhibits - None

     (B) Reports on Form 8-K

                               SONICPORT.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                DECEMBER 31, 1999

                                                                   December 31,
                                                                       1999
                                                                       ----
                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                  $   272,260
         Prepaid services                                               125,000
         Prepaid media                                                  975,000
         Prepaid expenses and other current assets                      207,933
                                                                    ------------
                  Total current assets                                1,580,193

FURNITURE, FIXTURES AND EQUIPMENT, NET                                1,328,782
DEFERRED FINANCING COSTS                                                402,000
                                                                    ------------

                                                                    $ 3,310,975
                                                                    ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                                           $   238,486
         Accrued expenses                                                16,570
         Interest payable                                                56,761
         Due to related parties                                          75,351
         Notes payable                                                  355,000
         Convertible promissory notes, current portion                  525,000
                                                                    ------------
                  Total current liabilities                           1,267,168

LONG TERM DEBT
         Convertible promissory notes, net of current portion         1,335,000
                                                                    ------------
                  Total liabilities                                   2,602,168
                                                                    ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value
         100,000,000 shares authorized
         23,641,663 shares issued and outstanding                         2,364
Common stock committed, $0.0001 par value,
         679,305 shares committed but not yet issued                  2,303,333
Additional paid-in capital                                            5,939,401
Deficit accumulated during the development stage                     (7,536,291)
                                                                    ------------
                  Total shareholders' equity                            708,807
                                                                    ------------

                                                                    $ 3,310,975
                                                                    ============

The accompanying notes are an integral part of these financial statements.

                                              SONICPORT.COM, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999,
                               FOR THE THREE MONTHS ENDED DECEMBER 31, 1998, AND
                      FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO DECEMBER 31, 1999


                                                                                                    For the
                                                                 For the          For the         period from
                                                               three months     three months     July 20,1998
                                                                  ended            ended        (inception) to
                                                               December 31,     December 31,      December 31,
                                                                  1999              1998              1999
                                                                  ----              ----              ----
                                                               (Unaudited)       (Unaudited)       (Unaudited)

SALES                                                         $      6,508      $          -       $      8,274
                                                              -------------     -------------      -------------
OPERATING EXPENSES
         General and administrative                              1,094,015           163,298          4,448,002
         Consulting - related parties                                 -                   -             193,150
                                                              -------------     -------------      -------------
                      Total operating expenses                   1,094,015           163,298          4,641,152
                                                              -------------     -------------      -------------

LOSS FROM OPERATIONS                                            (1,087,507)         (163,298)        (4,632,878)
                                                              -------------     -------------      -------------

OTHER INCOME (EXPENSE)
         Interest expense                                       (1,021,753)           (1,094)        (2,908,501)
         Interest income                                               665                13              5,088
                                                              -------------     -------------      -------------
         Total other income (expense)                           (1,021,088)           (1,081)        (2,903,413)
                                                              -------------     -------------      -------------

NET LOSS                                                      $ (2,108,595)     $   (164,379)      $ (7,536,291)
                                                              =============     =============      =============

BASIC LOSS PER SHARE                                          $       (.09)     $       (.01)      $       (.36)
                                                              =============     =============      =============
WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING                                              23,580,377        16,291,958         21,179,901
                                                              =============     =============      =============

The accompanying notes are an integral part of these financial statements.


                                              SONICPORT.COM, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                                FOR THE NINE MONTHS ENDED DECEMBER 31, 1999,
                      FOR THE PERIOD JULY 20, 1998 (INCEPTION) TO DECEMBER 31, 1998, AND
                      FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO DECEMBER 31, 1998

                                                                                   For the          For the
                                                                 For the         period from      period from
                                                               nine months       July 20,1998      July 20,1998
                                                                  ended        (inception) to    (inception) to
                                                               December 31,      December 31,      December 31,
                                                                  1999              1998              1999
                                                                  ----              ----              ----
                                                               (Unaudited)       (Unaudited)       (Unaudited)

SALES                                                         $      8,274      $          -       $      8,274
                                                              -------------     -------------      -------------

OPERATING EXPENSES
         General and administrative                              3,198,614           615,918          4,448,002
         Consulting - related parties                                                 40,250            193,150
                                                              -------------     -------------      -------------
                      Total operating expenses                   3,198,614           658,168          4,641,152
                                                              -------------     -------------      -------------



LOSS FROM OPERATIONS                                            (3,190,340)         (656,168)        (4,632,878)
                                                              -------------     -------------      -------------

OTHER INCOME (EXPENSE)
         Interest expense                                       (2,661,125)         (118,266)        (2,908,501)
         Interest income                                             4,396                13              5,088
                                                              -------------     -------------      -------------
         Total other income (expense)                           (2,656,729)         (118,253)        (2,903,413)
                                                              -------------     -------------      -------------

NET LOSS                                                      $ (5,847,069)     $   (774,421)      $ (7,536,291)
                                                              =============     =============      =============

BASIC LOSS PER SHARE                                          $       (.26)     $       (.05)      $       (.36)
                                                              =============     =============      =============

WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING                                              22,596,668        15,860,472         21,179,901
                                                              =============     =============      =============

The accompanying notes are an integral part of these financial statements.


                                              SONICPORT.COM, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                FOR THE NINE MONTHS ENDED DECEMBER 31, 1999,
                     FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO DECEMBER 31, 1998, AND
                      FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO DECEMBER 31, 1999

                                                                                               For the          For the
                                                                             For the         period from      period from
                                                                            nine months       July 20,1998      July 20,1998
                                                                              ended        (inception) to    (inception) to
                                                                           December 31,      December 31,      December 31,
                                                                              1999              1998              1999
                                                                              ----              ----              ----
                                                                            (Unaudited)       (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                         $ (5,847,069)     $   (774,422)      $ (7,536,291)
         Depreciation                                                           16,980               866             23,614
         Amortization                                                          553,060            89,225            777,000
         Interest charges on convertible promissory notes                    2,240,005                            2,240,005
         Issuance of stock for services rendered                               140,000           100,000            265,000
         Issuance of warrants for services rendered                             19,500                               19,500
         Issuance of options for services rendered                             458,563            56,975            923,538
         Finance charge on notes payable                                        73,778                               73,778
         (Increase) decrease in
                  Accounts receivable                                                            (45,000)
                  Deferred financing costs                                    (170,000)          (27,126)          (207,000)
                  Prepaid services                                                                                  (75,000)
                  Prepaid expenses and other                                  (190,015)          (12,200)          (207,933)
         Increase (decrease) in
                  Accounts payable                                             187,563            58,481            238,486
                  Accrued interest                                              60,094                               60,094
                  Accrued expenses                                             (11,007)           10,508             16,570
                                                                          -------------     -------------      -------------
                  Net cash used in operating activities                     (2,468,548)         (542,693)        (3,388,639)
                                                                          -------------     -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of furniture and equipment                                  (210,080)          (17,316)          (227,396)
         Proceeds from related parties                                          75,351                                9,383
         Payments to related parties                                                              (1,285)            (2,489)
         Repayment of note receivable                                           45,000           (31,996)            45,000
         Disbursement of note receivable                                                                            (45,000)
         Repayments from related parties                                         9,383                -              75,351
                                                                          -------------     -------------      -------------
                  Net cash used in investing activities                        (80,346)          (50,597)          (145,151)
                                                                          -------------     -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Payments on notes payable                                             (10,000)                             (10,000)
         Proceeds from notes payable                                            20,000           421,302            390,000
         Proceeds from convertible promissory notes                          2,210,000                            2,210,000
         Proceeds from preferred stock, net                                    473,500           235,280          1,216,050
                                                                          -------------     -------------      -------------
                  Net cash provided by financing activities                  2,693,500           656,582          3,806,050
                                                                          -------------     -------------      -------------
                  Net increase in cash and cash equivalents                    144,606            63,292            272,260
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 127,654                 -                  -
                                                                          -------------     -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    272,260      $     63,292       $    272,260
                                                                          =============     =============      =============
INTEREST PAID                                                             $     21,500      $      2,152       $     26,668
                                                                          =============     =============      =============

The accompanying notes are an integral part of these financial statements.

                               SONICPORT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)(Continued)
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1999,
     FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO DECEMBER 31, 1998, AND
       FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO DECEMBER 31, 1999


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the period from July 20, 1998 (inception) to December 31, 1998 the Company issued 951,275 shares of common stock valued at $410,000 to the holders of the notes payable as additional financing costs. During the nine months ended December 31, 1999 the Company issued an additional 11,601 shares valued at $5,000 to the holders of the notes payable as additional financing costs.

During the period from July 20, 1998 (inception) to December 31, 1998, the Company issued 174,014 shares of common stock valued at $75,000 to a third party for services rendered in connection with the issuance of the preferred stock and 58,005 shares of common stock valued at $25,000 to a third party for services rendered.

During the period from July 20, 1998 (inception) to December 31, 1998, the Company issued 15,994,648 shares of common stock valued at $6,894 to founders of the Company in exchange for notes receivable. These notes were repaid prior to December 31, 1999.

During the three and nine months ended December 31, 1999, convertible promissory notes payable plus accrued interest totaling $228,333 and $378,333, respectively, were exchanged for 143,444 restricted shares and 190,384 restricted shares, respectively, of the Company's common stock.

During the three months ended December 31, 1999, the Company purchased media time in exchange for 243,750 restricted shares of the Company's common stock valued at $975,000.

During the nine months ended December 31, 1999, the Company purchased 96 Points of Presence in exchange for 300,000 restricted shares of the Company's common stock valued at $1,125,000.

During the nine months ended December 31, 1999, the Company issued 300,000 restricted shares and 40,000 restricted shares of common stock valued at $120,000 and $210,000, respectively, to third parties as prepayment for services to be rendered.

During the nine months ended December 31, 1999, the Company converted 1,621,808 shares of preferred stock valued at $1,216,050, net of offering costs of $181,850, into restricted shares of the Company's common stock.

                               SONICPORT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1999

NOTE 1 - ORGANIZATION AND BUSINESS

Sonicport.com, Inc. ("Sonicport" or the "Company"), a Nevada publicly-traded corporation, is an Internet marketing company specializing in vertically targeted portals and hubs centered around demographic lifestyles. The portals provide consumers with relevant content, shopping and news that reflect consumers' preferences and attitudes, while also offering consumers services such as Internet access, online voice mail and an Internet phone message center. The Company believes that these products and services will add value to the customer's daily activities, keep barriers to exit high and provide Sonicport with strong recurring revenue streams. To build traffic and drive awareness, Sonicport has developed short-form direct response television campaigns that combine traditional direct response TV with high-end commercial branding. This allows Sonicport to attract a motivated audience that uses the core products regularly and who have the desire to know more about products and services that will enhance their lifestyle. The vertical positioning of products and services creates a targeted and receptive audience that attracts strategic alliances from both "dot com" and "brick and mortar" companies eager to offer their products to consumers in a format more persuasive and less limiting than traditional banner advertising.

As of May 18, 1999, Sonicport.com, Inc., previously known as New World Publishing, Inc., a Colorado corporation, entered into an Agreement and Plan of Reorganization with Communications Television, Inc., a California corporation (incorporated on July 20, 1998)("CTV"), whereby all of the outstanding shares of common stock of CTV were exchanged for an aggregate of 19,020,167 shares of New World Publishing, Inc. For accounting purposes, the transaction has been treated as a recapitalization of CTV, with CTV as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of Sonicport.com, Inc. have been included with those of CTV from the acquisition date. On October 12, 1999, a special meeting of the stockholders was held and the following actions were approved by the stockholders: (i) the change of the Company's name to "Sonicport.com, Inc." from New World Publishing, Inc. (ii) adoption of the 1999 Company's Incentive Stock Option Plan, (iii) the change of the Company's state of incorporation to Nevada from Colorado, and (iv) the change in the Company's firm of independent certified public accountants to Singer, Lewak, Greenbaum & Goldstein LLP.

As of October 18, 1999 the Company changed its name from New World Publishing, Inc. to Sonicport.com, Inc. In February, 2000 the Company effected its change of state of incorporation from Colorado to Nevada.

As of November 22, 1999, Communications Television Inc., a wholly-owned subsidiary of the Company, changed its name to Sonicport.com, Inc.(California corporation).

New World was incorporated in Colorado on December 28, 1994. New World had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Therefore, no pro forma information is presented.

Effective July 23, 1999, the Company purchased 96 Points of Presence (POP's). The Company issued 50,000 shares of restricted common stock with piggyback registration rights and 250,000 restricted shares to purchase the POP's. The shares issued were valued at $1,125,000 using the closing price of the Company's common stock on July 23, 1999, the closing date of the acquisition. The closing price was $5.00 per share, discounted by 25% to reflect the issuance of restricted stock.

                               SONICPORT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                                DECEMBER 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's report on Form 8-K/A for the period from July 20, 1998 (inception) to June 30, 1999. The results of operations for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

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

                               SONICPORT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                                DECEMBER 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Sonicport.com, Inc. (Nevada corporation - Parent) and its wholly-owned subsidiary, Sonicport.com, Inc. (California corporation) (collectively, the "Company"). All inter-company accounts and transactions have been eliminated.

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

NOTE 3 - FURNITURE, FIXTURES AND EQUIPMENT

         Furniture, fixtures and equipment consisted of the following:

                                                                 December 31,
                                                                     1999
                                                                     ----
                                                                  (Unaudited)
           Furniture and fixtures                                $    61,406
           Office equipment                                           82,601
           Computer equipment                                      1,125,000
           Leasehold improvements                                     83,389
                                                                 ------------
                                                                   1,352,396
           Less accumulated depreciation and amortization            (23,614)
                                                                 ------------

                    Total                                        $ 1,328,782
                                                                 ============

                               SONICPORT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                                DECEMBER 31, 1999

NOTE 4 - NOTES PAYABLE

         Notes payable consisted of the following:
                                                                December 31,
                                                                   1999
                                                                   ----
                                                                (Unaudited)
              Notes payable, interest at 10%, unsecured, due
                     April 3,2000 (1)                          $  355,000
               Less current portion                              (355,000)
                                                               ------------
                           Long-term portion                   $    -
                                                               ============

           (1) On September 28, 1999, the due date of the notes was extended from October 31, 1999 to April 3, 2000. As part of the extension of the due date, the note holders were granted 74,000 warrants for the purchase of restricted shares of the Company's common stock. The warrants have an exercise price of $2.94, vest immediately, and expire on October 1, 2004. The Company recorded a finance charge of $73,778, representing the difference between the Company's common stock price on the extension date of $3.937 and the exercise price of the warrants.

                               SONICPORT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                                DECEMBER 31, 1999

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

         Convertible promissory notes consisted of the following:

                                                                December 31,
                                                                   1999
                                                                   ----
                                                                (Unaudited)
              Convertible promissory note payable, interest
                   at 10%, unsecured, due May 31, 2001 (1)     $   500,000
              Convertible promissory note payable, interest
                   at 10%, unsecured, due July 31, 2001 (2)        275,000
              Convertible promissory note payable, interest
                   at 10%, unsecured, due August 31, 2001 (2)      250,000
              Convertible promissory notes payable, interest
                   at 10%, unsecured, due August 31, 2001 (3)       50,000
              Convertible promissory note payable, interest
                   at 10%, unsecured, due October 31, 2001 (4)     200,000
              Convertible promissory note payable, interest
                   at 10%, unsecured, due April 15, 2000 (5)        25,000
                      (Current)
              Convertible promissory note payable, interest
                   at 10%, unsecured, due June 15, 2001 (6)         10,000
              Convertible promissory notes payable, interest
                   at 15%, secured, due January 29, 2001 (7)       500,000
                      (Current)
              Convertible promissory note payable, interest
                   at 10%, unsecured, due December 31, 2001 (8)     50,000

                                                               ------------
                                                                 1,860,000
                  Less current portion                            (525,000)
                                                               ------------
                           Long-term portion                   $ 1,335,000
                                                               ============

(1) On May 31, 1999, the Company entered into a Subscription Agreement for ten, 10% Convertible Promissory Notes (the "Notes") for $50,000 each. The Company incurred offering costs of $50,000 in connection with the issuance of the Notes. Interest is due on each Note on January 1 and July 1. Principal and any unpaid interest are due on May 31, 2001 if the Notes have not been converted prior to such date by either party to the Notes. The holders of the Notes have the option to convert the Notes at the earlier of the effective date of a registration statement or 120 days from the date of the Notes. The Notes are convertible at the lesser of $2.50 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion.

(2) On July 8, 1999 and August 24, 1999, the Company entered into Subscription Agreements for 10% Convertible Promissory Notes (the "Notes") for $275,000 and $250,000, respectively. The Company incurred offering costs of $52,500 in connection with the issuance of the Notes. Interest is due on each Note on January 1 and July 1, respectively, if the Notes have not been converted prior to such date by either party to the Notes. The holders of the Notes have the option to convert the Notes at anytime after the closing date of the Notes. The Notes are convertible at the lesser of $2.50 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion.

(3) On August 25, 1999, the Company entered into Subscription Agreements for nine, 10% Convertible Promissory Notes (the "Notes") for $25,000 each. The Company incurred offering costs of $17,500 in connection with the issuance of the Notes. Interest is due on each Note on March 1 and September 1. Principal and any unpaid interest are due on August 31, 2001 if the Notes have not been converted prior to such date by either party to the Notes. The holders of the Notes have the option to convert the Notes at anytime after the closing date of the Notes. The Notes are convertible at the lesser of $3.25 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. On August 31, 1999 seven of the Notes totaling $175,000 were exchanged for 54,829 restricted shares of the Company's common stock.

                              SONICPORT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                                DECEMBER 31, 1999


(4) On October 31, 1999 and November 4, 1999, the Company entered into Subscription Agreements for two, 10% Convertible Promissory Notes (the "Notes") for $200,000 each. The Company incurred offering costs of $35,000 in connection with the issuance of the Notes. Interest is due on each Note on October 1 and April 1. Principal and any unpaid interest are due on October 31, 2001 and November 4, 2001, respectively, if the Notes have not been converted prior to such date by either party to the Notes. The holders of the Notes have the option to convert the Notes at anytime after the closing date of the Notes. The Notes are convertible at the lesser of $1.50 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. On December 31, 1999 the November 4, 1999 note plus accrued interest was exchanged for 135,555 restricted Shares of the Company's common stock.

(5) On October 15, 1999, the Company entered into a Subscription Agreement for a 10% Convertible Promissory Note (the "Note") for $25,000. Principal and interest is due on the Note on April 15, 2000, if the Note has not been converted prior to such date by either party to the Note. The holder of the Note has the option to convert the Note at anytime after the closing date of the Note. The Note is convertible at the lesser of $.50 or 65% of the average closing bid price of the Company's common stock for the five trading days prior to conversion.

(6) On December 15, 1999, the Company entered into Subscription Agreements for a 10% Convertible Promissory Note (the "Note") for $10,000. Principal and interest is due on the Notes on June 15, 2001, if the Note has not been converted prior to such date by either party to the Note. The holders of the Note has the option to convert the Note at anytime after the closing date of the Note. The Note is convertible at the lesser of $.50 or 65% of the average closing bid price of the Company's common stock for the five trading days prior to conversion.

(7) On December 29, 1999, the Company entered into Subscription Agreements for thirteen, 15% Convertible Promissory Notes (the "Notes") for an aggregate of $500,000. The Company incurred offering costs of $52,000 in connection with the issuance of the Notes. Interest is due on each Note on June 1 and December 1. Principal and any unpaid interest are due on January 29, 2001, if the Notes have not been converted prior to such date by either party to the Notes. The holders of the Notes have the option to convert the Notes at anytime after the maturity date, or within 10 days after the Company's notification of its intention to redeem the Notes. The Notes are convertible at the rate of $2.50 per share of common stock. The Company deposited 250,000 shares of common stock to be used as conversion securities as may be applicable in the Escrow Account. These shares would be released from Escrow upon conversion. These shares are not counted as issued and outstanding. In February 2000, the principal amount of the Notes and accrued interest was paid in full.

(8) On December 31, 1999, the Company entered into Subscription Agreements for one, 10% Convertible Promissory Note (the "Note") for $50,000. The Company incurred offering costs of $6,500 in connection with the issuance of the Note. Interest is due on the Note on October 1 and April 1. Principal and any unpaid interest are due on December 31, 2001, if the Note has not been converted prior to such date by either party to the Note. The Note is convertible at the lessor of $2.50 or 75% of the average closing bid price of the Company's common stock for the five days prior to conversion.

In accordance with generally accepted accounting principles, the difference between the conversion prices and the Company's stock price on the date of issuance of the Notes is considered to be interest expense and is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first becomes convertible. In connection with the issuance of the Notes, the Company recorded deferred financing costs of $402,000 as a current asset and interest expense of $2,661,125 in the accompanying statement of operations for the nine months ended December 31, 1999.

NOTE 6 - SHAREHOLDERS' EQUITY

Stock Options
-------------
During the nine months ended December 31, 1999, the Company granted 640,000 stock options under its 1999 Incentive Stock Option Plan and 668,750 stock options outside the plan to certain employees and non-employees that may be exercised at prices ranging between $0.50 and $10.00 per share. These options vest over periods ranging from the date of grant to three years from the date of grant and expire five years from the date of grant.

                               SONICPORT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                                DECEMBER 31, 1999

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to December 31, 1999, the Company granted 60,000 stock options to certain members of the Board of Directors. The options have an exercise price equal to the company's stock price on the date of grant, and vest immediately and expire 5 years from date of grant.

Subsequent to December 31, 1999, the Company entered into two agreements for two, 10% Convertible Promissory Notes totaling $250,000, convertible into the lesser of $2.50 per common share or 75% of the average closing bid of the Company's common stock for the five trading days prior to conversion. Interest is due on April 1 and October 1. All unpaid interest and principal is payable on February 28, 2002 if the Notes have not been converted prior to that date by either party to the Notes. The holders of the Notes have the option to convert the Notes at anytime after the closing date of the Notes.

Subsequent to December 31, 1999, the Company received $3,136,000 under the terms of a $3.3 million private placement. Under the terms of the private placement, the Company will issue up to 1,320,000 shares of its restricted common stock to accredited investors.

In January 2000, a $50,000 Convertible Promissory Note was exchanged for 20,000 shares of the Company's restricted common stock.

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

Overview of the Company's Business

Sonicport.com, Inc., a Nevada corporation ("Sonicport" or the "Company") is an Internet marketing company specializing in vertically targeted portals and hubs centered around demographic lifestyles. The portals provide consumers with relevant content, shopping and news that reflect consumers' preferences and attitudes, while also offering consumers services such as Internet access, online voice mail and an Internet phone message center. The Company believes that these products and services will add value to the customer's daily activities, keep barriers to exit low and provide Sonicport with strong recurring revenue streams. To build traffic and drive awareness, Sonicport has developed short-form direct response television campaigns that combine traditional direct response TV with high-end commercial branding. This allows Sonicport to attract a motivated audience that uses the core products regularly and who have the desire to know more about products and services that will enhance their lifestyle. The vertical positioning of products and services creates a targeted and receptive audience that attract strategic alliances from both "dot com" and "brick and mortar" companies eager to offer their products to consumers in a format more persuasive and less limiting than traditional banner advertising. Front-end, customer acquisition campaigns are supported by back-end programs that consist of in-bound and out-bound telemarketing, accounts receivable management, and Internet development. The result is a multi-leveled marketing program that provides quality, repeat customers, marketing data and revenue generation. Sonicport markets their own vertical lifestyle portals, but marketing programs can be customized and co-branded for other Internet properties.

Sonicport was previously known as New World Publishing, Inc., a Colorado corporation. Sonicport effected the change of its state of incorporation from Colorado to Nevada in February, 2000.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The Company has been in the developmental stage since its inception. The Company incurred net losses of $2,108,595 and $5,847,069 during the three months and nine months ended December, 31, 1999, respectively, and incurred a net loss of $7,536,291 for the period from July 20, 1998 (inception) to December 31, 1999. The losses are primarily the result of the Company's incurring interest expense, development costs and general and administrative expenses, with only nominal revenue realized during the periods. Development costs include the cost of developing media advertising programs, and general and administrative costs include compensation and benefits, professional fees, and other. The Company had revenues of $6,508 and $8,274 during the three and nine months ended December 31, 1999, respectively. The Company is seeking to raise funds to fully implement its business plan.

Liquidity and Capital Resources

As of the end of the reporting period, the Company had $272,260 in cash and cash equivalents. Subsequent to December 31, 1999, the Company received $3,136,000 pursuant to a private placement of up to $3.3 million offered to accredited investors. Under the terms of the private placement, the Company will issue up to 1,320,000 shares of its restricted common stock.

The Company plans to raise funds for working capital and development of the Company's operations. If the Company is unsuccessful in obtaining such funds, the Company may be unable to continue in operation.

From the inception of the Company, July 20, 1998, through December 31, 1999, net cash used in operations of $3,388,639, and net cash used in investing activities of $145,141 were financed primarily by the issuance of $390,000 in notes payable, $2,210,000 in convertible notes payable and $1,216,050 in preferred stock. During the nine months ended December 31, 1999, net cash used in operations of $2,468,548, and net cash used in investing activities of $80,346 were financed primarily by the issuance of $2,210,000 in convertible notes payable and $473,500 in preferred stock.

Year 2000 Compliance

The Company conducted a comprehensive review of its computer systems to identify the systems that could have been affected by the Year 2000 issue and implemented a plan to resolve any resulting problems.

The Company's concerns from the Year 2000 issue was whether computer systems would properly recognize date-sensitive information after the change to the Year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

The Company has not experienced any system difficulties arising from the Year 2000 issue, nor has it experienced any difficulty with the systems of third parties with which the Company does business. The Company incurred only nominal costs in resolving potential problems arising from the Year 2000 issue.

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

ITEM 2.  Changes in Securities. None.

ITEM 3.  Defaults upon Senior Securities. None.

ITEM 4.  Submission of Matter to a Vote of Security Holders.

On October 12, 1999, the Company held a special meeting of its shareholders. At the meeting, the following proposals were approved by the Company's shareholders: (i) the change of the Company's name to "Sonicport.com, Inc."; 15,534,490 shares voted for, none against, none abstained; (ii) the change of the Company's independent certified public accountants to Singer, Lewak, Greenbaum & Goldstein LLP; 15,534,490 shares voted for, none against and none abstained; (iii) adoption of the Company's 1999 Incentive Stock Option Plan; 15,534,490 shares voted for, none against and none abstained; (iv) the change of the Company's state of incorporation from Colorado to Nevada; 15,522,889 shares voted for, 11,601 against and none abstained.

ITEM 5.  Other Information. None.

ITEM 6.  Exhibits and Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SONICPORT.COM, INC.
(Registrant)

Date: February 14, 2000                              /S/ David  Baeza
                                                     ---------------------------
                                                         David Baeza, CEO and
                                                         President

Date: February 14, 2000                              /S/ William Cooper
                                                     ---------------------------
                                                         William Cooper,
                                                         Chief Financial Officer