Form 10KSB
period 2000-03-31
SONICPORT COM
filed 2000-07-17
CIK 1049505

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                       Exchange Act of 1934 [Fee Required]

                    For the fiscal year ended March 31, 2000

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934 [No Fee Required]

         For the transition period from _______________ to _____________

                         Commission File Number 0-23365
                                 ---------------

                               SONICPORT.COM, INC.
                              ---------------------
              (Exact name of small business issuer in its charter)


          Nevada                                                84-1290152
-------------------------------                           ----------------------
(State or other jurisdiction or                             (I.R.S. employer
incorporation of organization)                            identification number)

                                1641 20th Street
                         Santa Monica, California 90404
                        --------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (310) 828-1999

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                         Common Stock, $.0001 par value

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X    NO
                                       ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2000 was $17,411,750 based upon the average of the last available bid and asked price of the Common Stock of $1.4375 as of June 30, 2000.

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2000: Common Stock, $0.0001 par value 26,094,986 shares outstanding


             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBITS INDEX

                                     PART I

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

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND OF THE COMPANY

Sonicport.com, Inc. (the "Company" or "Sonicport"), a development stage company, was formed as an Internet-based service company. Sonicport is an Internet marketing and technology infrastructure company that specializes in supporting cost effective business-to-business and business-to-consumer revenue based marketing initiatives. Through its various products and services, which include proprietary products, Internet marketing and management client services as well as an access to a full service Applications Service Provider (the "ASP") which is currently provided by a third party (the Company plans to offer it through its own operations center in the near future), Sonicport has pioneered a new cost-effective and measurable methodology to help subscription-based online services and dot-com companies build revenues by acquiring and retaining subscribers.

The Company was originally incorporated in December, 1994 under the laws of the state of Colorado as JLQ, Inc., to deal in the wholesale distribution of picture frames, however, no revenues were derived from such business operations. In 1997, the Company changed its name to New World Publishing, Inc. The Company had minimal activities until May, 1999. In May, 1999, the Company and Communications Television, Inc., a California corporation ("CTV"), entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") providing for the reorganization of CTV with and into Sonicport, with CTV becoming a wholly-owned subsidiary of the Company (the "Reorganization"). The terms of the Reorganization provided for the exchange of all of the outstanding shares of common stock of CTV for an aggregate of 19,020,167 common shares of voting stock of the Company to the CTV shareholders on a pro rata basis, for the purpose of effecting a tax-free reorganization pursuant to Sections 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended ("IRC"). The closing of the Reorganization occurred as of May 18, 1999. The Company changed its name to "Sonicport.com, Inc." as of October 18, 1999.

The Company changed its state of incorporation from Colorado to Nevada in February, 2000. Such action was approved by Sonicport's shareholders on October 12, 1999.

Prior to the Reorganization, Communications Television, Inc., a California corporation, was organized for the purpose of developing and operating extensive subscriber-based virtual communities on the Internet.

The Company's registered office and principal place of business is located at 1641 20th Street, Santa Monica, California 90404, Attn. David Baeza, President and CEO. The Company's telephone number is (310) 828-1999.

Unless the context requires otherwise, as used herein, any reference to the Company includes the Company's subsidiary - Sonicport.com, Inc., a California corporation.

THE COMPANY'S BUSINESS

General
-------

Sonicport is an Internet marketing and technology infrastructure company that specializes in supporting cost effective business-to-business and business-to-consumer revenue based marketing initiatives. Through its various products and services, Sonicport has pioneered a new cost-effective and measurable methodology to help subscription-based online services and dot-com companies build revenues by acquiring and retaining subscribers.

Products and services of Sonicport include:

         <     Proprietary products, which include a new product such as
               SEEYOUONLINE.NET, the Company's first portal offering which serves as a template for the Company's marketing capabilities
         <     An access to full service Application Service Provider ("ASP")
               which is currently offered by a third party and which the Company plans to provide in the near future. ASP provides web hosting; software hosting; specialized programming; 24-hours a day, 7 days a week customer and technical support; billing processing, and customized reporting
         <     Vertical Evolution - client services of Sonicport, which offer strategic Internet marketing and management services to other dot-com companies. Through these services, Sonicport is able to supply businesses with comprehensive marketing programs that are anchored by sophisticated transactional-based software systems, which are supported by a powerful ASP platform that allows for real time advertising performance auditing.

The Company's customer acquisition and marketing strategies, along with their internal portal products allow for a diverse group of revenue streams, including revenues generated from strategic marketing services, database mining and management for clients, inbound/outbound call centers, billing services and sale of value added services and features. See also "Sources of Revenues".

Overview of The Company's Markets
---------------------------------

Industry Background - The Internet
----------------------------------

The Internet has emerged as a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. International Data Corporation ("IDC") estimates that the number of Web users will grow from approximately 69 million worldwide in 1997 to approximately 320 million worldwide by the end of 2002. This growth is expected to be driven by the large and growing number of PCs installed in homes and offices, the decreasing cost of PCs, easier, faster and cheaper access to the Internet, improvements in network infrastructure, the proliferation of Internet content and the increasing familiarity and acceptance of the Internet by businesses and consumers. The Internet possesses a number of unique characteristics that differentiate it from traditional media: users communicate or access information without geographic or temporal limitations; users access dynamic and interactive content on a real-time basis; and users communicate and interact instantaneously with a single individual or with entire groups of individuals. As a result of these characteristics, Web usage is expected to continue to grow rapidly.

The Internet content market, over the past five years, has experienced phenomenal growth as a vehicle for consumer information, entertainment and commerce. According to Jupiter Communications, Inc. ("Jupiter"), the U.S. online household population has grown from 9.4 million in 1994 to a projected 61.3 million by year-end 2002 (or 58% of U.S. households). In 1998, U.S. households online generated $7.8 billion in revenues; by 2003, Forrester Research, Inc. ("Forrester") forecasts that they will generate $108 billion in revenues, which accrue from access fees, subscriptions, advertising, direct marketing and transactions, including shopping. It is anticipated that the online advertising market will grow dramatically in the near future.

Internet Service Providers
--------------------------

The growth of the Internet has been coupled with an explosive growth in the ISP market. According to IDC, the U.S.-based ISP market is projected to more than triple in size from $10.7 billion in 1998 to $37.4 billion in 2003. As of the end of 1998, there were over 4,850 providers in the United States, according to Boardwatch magazine. These ISPs vary widely in their geographic coverage, customer focus, and the nature and quality of their services. National providers are typically full-service providers that offer a broad range of Internet access and other services to businesses. Regional providers include the regional telephone operators, competitive local exchange carriers and Internet access providers. Local providers are typically closely-held start-ups or small companies, serving a single market. The vast majority of ISPs are small, local operations with fewer than 10,000 customers each. Forrester research indicates that America OnLine ("AOL") dominates the ISP subscriber count with 44.3% of all subscribers. AOL is followed by MSN and AT&T with about 4% each; EarthLink, IBM, MindSpring and GTE with about 3% each and by WebTV, NetZero and Prodigy with about 2% each. All other ISPs account for 28% of the market.

According to Boardwatch magazine there are approximately 40 national major "backbone" providers, and there are 180 national dial-up providers. Dial-up still provides the most cost-effective method of getting onto the Internet for most consumers.

According to Forrester, speed will become more important to consumers in the near term and may even offset the advantages of free access. Forrester projects that by 2003, 36% of online households will access via cable and DSL. Perhaps more significantly, by 2003, there will be 2.6 million new online households that go directly to broadband. These consumers will exceed new dial-up consumers by 1 million users as 62% of all online newcomers access via broadband.

ONLINE ACCESS

Most online households (HHs) access the Internet via dial-up modem. However, the advent of broadband applications has accelerated the growth and adoption of faster speed connections. Jupiter Communications, Inc. ("Jupiter") reports that in 1997, 99% of online HHs accessed the Internet via dial-up modem. By this year, the percentage has dropped to 95% and it is projected to drop to 81% by 2002. The rise of cable modems is primarily responsible for this change, with less than 1% of online HHs accessing the Internet this way in 1997, but 11% projected to do so in 2002. DSL, a technology that dramatically increases the digital capacity of ordinary telephone lines, is also an increasingly important access technology, with no HHs connecting via DSL in 1997 and a projected 5% accessing via DSL in 2002.

Online Advertising
------------------

The Web is considered to be an attractive medium for advertisers. It enables them to target their messages demographically and change the ads frequently in response to market feedback. Forrester predicts that the online advertising market will grow dramatically in the near term. In 1998, U.S. online ad spending was $1.3 billion, by 2003 it is expected to reach $10.4 billion. Per capita spending on online advertising will exceed that for magazines and radio by 2003. Concerned about the effectiveness of their messages, advertisers are moving away from banners and towards sponsorships, advertorials and integrated advertising. As the Internet approaches mass-market status, CPMs are decreasing except in highly targeted markets.

Direct Marketing
----------------

Direct marketers also find the Web attractive because it permits the capture of valuable customer demographic preference information that is stored in increasingly complex databases. Utilizing these databases, online direct marketers can target electronic offers of products and services directly to consumers with the desired characteristics. Though direct marketers have traditionally relied on print, mail and telemarketing to reach their customers, the Internet has enabled them to increase response rates and decrease the cost per transaction. The Direct Marketing Association estimates that spending on Internet direct marketing will increase from $275 million in 1997 to $3.5 billion in 2002.

The Company - Products & Services
---------------------------------

The Company provides the following products and services to its clients to ensure that all the key services necessary to support a successful Internet business program are in place. Depending on the client's needs, Sonicport's services can be offered as an individual service or packaged together as a complete Internet business solution. Set forth below is a description of what those products and services offer Sonicport's clients.

1.  Vertical Evolution
----------------------

Vertical Evolution is a client service provided by Sonicport, which offers strategic Internet marketing and management services to other dot-com companies. This service was created out of the need to provide complete turnkey and comprehensive marketing and management programs for Sonicport clients. The Company recognizes that most of its clients simply do not have the bandwidth or the resources to develop and manage comprehensive marketing programs. Sonicport lets its clients focus on developing their content and business relationships, while Vertical Evolution management team comprised of experts in each specialized field that is required to run a successful online business, provides them with an efficient direct response marketing campaigns.

Vertical Evolution is comprised of two main components:

A. STRATEGIC PLANNING

All Vertical Evolution clients begin with a comprehensive 60 to 90 day strategic analysis that includes market research, competitive analysis (direct and indirect competition), creating or refining the product positioning, creating or refining the unique selling proposition, reviewing the pricing strategies, and researching relevant naming and trade marking issues. The strategic planning process concludes with a strategic marketing plan, which includes acquisition goals, key phase one marketing testing and rollout dates, web design and content concepts, as well as revenue and cost projections. Once the plan is complete and approved by the client, the Vertical Evolution account management team begins to implement the plan using a wide array of proven tools and strategies.

B. DIRECT RESPONSE MARKETING SERVICES

As noted in the January 17, 2000, issue of DM magazine, Direct Response marketing for the Internet has many advantages over other marketing techniques. First, Direct Response Television (DRTV) drives transactions as opposed to just generating traffic. Users come to a site ready to purchase. Second, sales volume is predictable. As a result, Direct Response marketing is cost efficient and flexible; customer response data can be analyzed at a number of levels and adjustments implemented in very short time frames. With the necessary infrastructure and relationships, DRTV offers measurable benefits. Once the campaign is tested, there are a number of precision forecasting tools that can give an accurate estimate of what worked. The results are measured on a variety of criteria covering creative, cost per lead/order, messaging, and station/demographic match-up. This is a key point in attracting prospective business clients. Sonicport.com already has back-end support in place to handle a significant amount of incoming calls and Web-traffic, further ensuring success of campaigns.

Sonicport's Direct Response TV ("DRTV") marketing begins with the implementation of a short form Direct Response television marketing campaign. The campaign can include a variety of different TV spots, created in DRTV format of 60 and 120 seconds with a strong call to action. The commercials, designed for a two-week run on a variety of nationwide cable networks and broadcast stations, will typically each be tagged with a phone number designated to that spot and for the network(s) on which it runs. The customized phone numbers allow the option of simultaneously testing multiple offers in different regions of the country. Furthermore, Sonicport tracks the television spots by satellite in order to know how many times a spot ran, without the delay of waiting for station reports.

Immediate feedback on the effectiveness of the spot, the offer, the media and the day part can be derived via phone calls at Sonicport's call center site. Based on such feedback, a potential client can make a prompt decision on which TV commercial and what networks to fund further. Day parts will be selected based on what timeslot produced the most calls. For those individuals who did not place an order, a follow-up campaign through direct mail and email is initiated to turn the potential customers into customers.

Web sites referenced in the television commercial are also tracked for overall hits, unique visitors, and action taken, for example, buy, download, subscribe, etc. By utilizing offer codes, visitors to the Web site can be tracked to what media spot got them to take action and visit the site.


2.  Proprietary Products/Portals
    ----------------------------

SEEYOUONLINE.NET

SEEYOUONLINE.NET is Sonicport's first portal offering and serves as a template for the Company's marketing capabilities and proof of concept. The site was built to provide convenience to Internet user, who wants the Web to add real value to their offline life. Time saving features that consumers use every day make the site attractive for both new and sophisticated users. The site is being promoted via a direct response TV campaign and features an ISP membership of an introductory limited time offer of $9.95 per month that can be billed on the telephone bill (no credit card required), transferable AOL buddy lists and instant messaging, 24-hour customer service, 10 Web based email accounts, 20 megabytes of Web space, online call waiting/voice mail and no pop up ads on the home page. The ISP set-up is designed for complete ease of use, with the software automatically selecting dial up and TCP/IP settings, selection of dial up numbers (to avoid toll calls), and easy selection of password and email addresses. There are referral awards for every new customer a current member has sign up for service (three month minimum sign-ups).

Since its launch in March, 2000, SEEYOUONLINE.NET has acquired over 34,000 gross customers through its vertically integrated direct marketing campaign. SEEYOUONLINE.net has secured over 140 affiliates and co-brands of which include Carsdirect.com, Match.com, BuzzMe.com, iPING, 800webmall, Food.com, and others.

SEEYOUONLINE.NET was able to reduce its acquisition costs by approximately 66% by continually refining its marketing and technology.

SEEYOUONLINE.NET "click through rates" (rates measuring the customers/subscribers who read the information on a product advertised on the opening page of their Internet service provider) for specific products offerings, have exceeded industry averages by up to 40%. Such higher rate shows the effectiveness of SEEYOUONLINE.NET marketing strategy and greater likeliness of such products being purchased.

3. Application Service Provider (ASP)
   ----------------------------------

Sonicport plans to offer a customizable, full service network operations center ("NOC"), supported by an extensive, secure infrastructure utilizing the latest network operating technologies. Customers will be able to select from a variety of service levels agreements ("SLA"), which encompass a number of client-care options, including but not limited to basic hosting, technical support, customer service, LEC billing and twenty-four hours a day and seven days a week system monitoring, as well as traffic monitoring and real-time sales information. Offering the client a choice in their SLA means that businesses can select the amount of service they need for their business, broadening the field of potential clients for Sonicport's business. Currently, Sonicport has an access to NOC provided by a third party, which boasts a triple redundancy provider structure.

Sonicport plans to provide clients with first-rate technical acumen, the most advanced applications and the highest-performing operating systems, ensuring that their online interests run smoothly and successfully. Sonicport's Network Operations Center boasts a triple redundancy provider structure.

Sonicport's Core Strategy
-------------------------

The Company's core strategy is to provide streamlined, unique Internet marketing services via Sonicport's proprietary Direct Response marketing methods, vertically targeted portals and many value added services. These services are marketed to other Internet companies as a "one-stop-shop" agency and fill a demand in the marketplace to supply businesses with comprehensive marketing programs that provide a uniform approach to those companies marketing and communications. The Company pulls together the most successful aspects of these forms of media and targets consumers through both traditional and Internet media.

Sources and Strategies of Revenues
----------------------------------

The Company's all-encompassing marketing strategies allow for a diverse group of revenue streams. Specifically, the Company expects to generate ongoing revenue streams via three main business units:

              1.   Vertical Evolution - Business-to-Business Services

                  o STRATEGIC MARKETING AND MANAGEMENT SERVICES - offered to Internet-oriented companies to generate customers and visitor traffic to their sites. These services cover a variety of avenues from strategic planning, research, direct response marketing, public relations services, Web site design and development as well as product positioning and branding.
                  o DATABASE MINING AND MANAGEMENT FOR CLIENTS - also includes recommendations for future Direct Response Marketing programs.
                  o   INBOUND/OUTBOUND CALL CENTER SERVICES
                  o   BILLING SERVICES
                  o MEDIA COMMISSION - commission received by the Company for media placement services to its clients

              2.   Proprietary Products - Business-to-Consumer Services
                   -----------------------------------------------------

                  o SUBSCRIPTION FEES AND ADVERTISING REVENUES - generated from portals (like SeeYouOnline)
                  o SALE OF VALUE ADDED SERVICES AND FEATURES - placement of products, services and or content on site, such as online phone center, long distance phone rates, etc.

The Company's ability to convert inquires to solid sales is assisted by its unique ability to utilize Local Exchange Carrier ("LEC") billing. In addition to traditional credit card billing, the Company has the ability to offer billing via LEC, or simply put, on a consumer's telephone bill. Sonicport has developed a long-standing contractual relationship with a third party billing firm that has contracts with LECs nationwide. For the consumer, LEC billing is an attractive option because it places Internet services on the same bill as many of their other telecommunications services and it does not require credit beyond what the consumer has already established with the telephone company.

Telephone billing is beneficial to Sonicport.com for three main reasons:

         1) The telephone bill is the most consistently paid bill of all consumer bills so default is minimal.
         2) LEC billing allows Sonicport.com to sign up customers who do not have credit cards and do not want to give checking account information over the phone.
         3) LEC billing facilitates the gathering of relevant customer information that can be used in additional marketing efforts.

         3. Applications Service Provider
            -----------------------------

         o     BASIC HOSTING
         o     TECHNICAL SUPPORT
         o     CUSTOMER SERVICE
         o MENU OF BILLING OPTIONS (fees charged for customizing of menu options)
         o     24/7 SYSTEM MONITORING
         o     TRAFFIC MONITORING
         o     REAL-TIME SALES INFORMATION (sales information and reporting)

Marketing
---------

Given the highly competitive nature of the Internet industry, a solid marketing program will be critical to the success of the Company. The program will build the Company's brand in order to become the provider of choice for consumers. The Company's internal marketing efforts will once again be broken down into two different strategies.

         1. B2C Services (client and proprietary products)
            ----------------------------------------------

In order to market its consumer products and services, Sonicport will utilize integrated direct response marketing including but not limited to DRTV, radio, print, direct mail, telemarketing, and a mix of online and traditional media.

DIRECT RESPONSE TELEVISION ACQUISITION

Subscriber acquisition/product sales efforts will be focused on DRTV advertising utilizing short-form commercials that will be tailored by demographic and promotional offers. The Company believes that this is a highly flexible form of advertising. Key geographic markets will be matched to the desired demographic to focus on the target consumer for each campaign.

Designed to capture the highest percentage of calls and maximize revenues, short-form television is the number one source of high volume, lead-generating advertising. It is substantially more cost effective than the usual 30-second commercial. The Company has created a series of 60 and 120-second commercials that encourage consumers to dial a toll-free number to sign up for Internet service.

The effectiveness of each television commercial is measured by utilizing a sophisticated cost-per-call (CPC) and cost-per-enrollment (CPE) analysis. Commercials that do not perform at optimum effectiveness are taken off the air and re-edited. The same data reporting is also utilized to gauge the competency of both the enrollment script and recorded preamble that callers hear when responding to the commercial. An offer that does not meet the target CPC and CPE will be replaced with a new offer.

The Company has launched a limited national advertising campaign. Depending on the project and based upon the continued analysis of cash flow, the profitability of the creative, and the capital available for advertising, the Company plans to spend between $300,000 and $500,000 per month on television advertising.

Sonicport has the ability to purchase blocks of broadcast and cable television media time in order to assure national coverage in selected time slots and geographic markets.

TELEMARKETING - INBOUND & OUTBOUND

Telemarketing services are initially provided by outside vendors who provide live sales representatives to answer incoming calls responding to the television advertisements and direct mail solicitations. The sales reps promote the various products, services and pricing while describing the various payment options (credit card/check debiting/LEC billing). Outbound telemarketing is utilized to re-contact previous responders, thus giving the Company an additional opportunity to enroll those consumers who, for various reasons, opted not to enroll during the initial call or hung up prior to giving their affirmation.

Information gathered via the telemarketing contact will be used to constantly update and improve the selling message, thereby improving the effectiveness of the creative, and making the buying decision faster and easier for the consumer. The outbound telemarketing will not be implemented until after a successful test of the television media.

DIRECT MAIL

Prior to consumers being billed for services, they will receive a direct mail solicitation containing the pre-subscription agreement (if LEC billed) and additional solicitations if appropriate.

Direct mail solicitations trigger additional revenue-generating calls from consumers. The direct mail solicitations are designed to maximize the lifetime value of the customer. The more the customers are contacted and kept engaged, the longer they will maintain their subscription or lifetime value. Contained within the direct mail solicitations are solicitations for various premium product offerings.

A toll-free telephone number advertised on the product's direct mail piece is answered by a live sales representative. The sales representatives will attempt to sell the consumer various other products of which the Company receives a percentage of the gross revenue.

ONLINE ADVERTISING

Sonicport engages several types of Internet marketing including banner ads and co-branded promotions with selected supplier partners. Utilizing similar services to its television media buyers, Sonicport will purchase "Internet time" through agencies such as DoubleClick and AdForce. Sonicport will gear Internet advertising in much the same way that it uses Direct Response in that it will target its advertisements depending upon placement and target audience.

Co-branding agreements have also proven to be a strong traffic driver for Sonicport as well. When a co-branding agreement is reached, Sonicport develops a page stemming from its portal that has the look and feel of a Sonicport portal but shows the product offering of the co-branded company. In addition, the co-branding partner offers links from its Website to Sonicport's portals, bringing the affiliate relationship one step further. Several co-branding agreements have already been entered into and are implemented on SEEYOUONLINE.NET. Current agreements include: CarsDirect.com, Match.com and BuzzMe.com. The Company engages several types of Internet marketing including banner ads and co-branded promotions with selected supplier partners. Utilizing similar services to its television media buyers, Sonicport will gear Internet advertising in much the same way that it uses Direct Response in that it will target its advertisements depending upon placement and target audience.

         2. B2B Services
            ------------

Sonicport intends to market its business to business units, Vertical Evolution and ASP through several avenues including: online and print advertising, trade show presence, speaking engagements, networking, trade memberships, public relations, word of mouth, affiliate programs and link swapping.

Competition
-----------

Sonicport.com's business model allows for several different types of competition. While there is no known competition at this time for Sonicport.com's overall business model, there are several individual sectors where various components of the Company's business might face competition.

PORTALS
-------

The major portals (Yahoo, Lycos, Go, Excite and AltaVista) all began as search engines and expanded to provide a wide variety of services to their users. According to Media Metrix, the portals listed above are among the top 10 most visited sites on the Internet. As a result, their valuations have risen into the billions. While these sites have very good valuations from analysts, due to their first-to-market advantage. These major portals are the front door to the rest of the Web; however, many Internet users find them difficult to navigate and much of the content irrelevant to their interests.

Some of the more prominent sites in today's vertical portal marketplace are ABC.com, CNET.com, CitySearch.com, Disney.com, ESPN.com, HomeArts.com, ivillage.com, NewYorkTimes.com, MSNBC.com, Quicken.com, CBSSportsline.com, etc. Targeted audiences such as these allow sites to charge higher advertising cost-per-thousands (CPMs) and develop content around specific sponsorships of interest to their audience.

While this latter group has a specifically defined target, they still approach the market with an "everything and the kitchen sink" attitude that ends up being too much and too confusing to the average consumer. Sonicport's customer research has detailed that most users want to go to a site, get what they need, and get out. Searching across the Web or across a page is tedious. Our vertical portals are designed around key demographic and psychographic needs and include the top 10 items that consumers use on a daily basis. Our goal is to produce an online site that can add value to your offline life.

MARKETING/ADVERTISING COMPANIES
-------------------------------

While Sonicport's marketing programs are much more broad based than traditional marketing or advertising firms, the Company does acknowledge that it may face competition in individual sectors of the marketing world. Agencies have also embarked into the Internet marketing world such as Agency.com, Razorfish, Black Rocket, and Magnet, however, they do not utilize the same proprietary methods that Sonicport uses to obtain and retain consumers. In addition, the Company also faces some competition in the Direct Response marketing field from entities like Williams Television and Infinity. The Sonicport advantage lies in its "one-stop shop" method and its convenient consistency developed through its marketing strategies.

INTERNET SERVICE PROVIDERS
--------------------------

The market for Internet service is competitive and highly fragmented. There are no substantial barriers to entry and competition is expected to intensify. Sonicport expects that competition in this market will result in new competitive factors, primarily having to do with increased services provided by the ISPs. Sonicport has already begun to implement many of these "sticky" features within its ISP service. A short list of these services includes: instant messaging, community message boards, personal Web-page hosting and voice-over-Internet Protocol (voIP).

The primary competitive factors determining success in the Internet service market are:

         o     reputation for reliability and service
         o     effective customer support
         o     pricing
         o     easy-to-use software
         o     geographic coverage

The following types of companies compete in the Internet service market:

         o     established online commercial service providers such as AOL
         o national long-distance carriers such as AT&T and MCI Worldcom C national commercial ISPs such as EarthLink, MindSpring and Prodigy
         o computer hardware and software, and other technology companies such as IBM and Microsoft
         o numerous regional and local commercial ISPs which vary widely in quality, service offerings and pricing
         o cable operators providing access through a cable modem connected to a user's personal computer, and services providing Internet access through "set-top boxes" connected to a user's television, such as WebTV
         o local telephone companies and regional Bell operating companies such as PacBell.

Companies that provide broadband access will likely become an ever more significant competitive threat. These potential companies include long-distance telephone companies, cable companies, utility companies, and wireless communications companies. Broadband technologies enable consumers to transmit and receive print, video, voice and data in digital form at significantly faster access speeds than existing dial-up modems.

As the above list indicates, the many large national companies listed above have substantially greater market presence and financial, technical, distribution and other resources than the Company has. However, the Sonicport business model utilizes its ISP as a value added service and does not solely base its revenue generation upon the success of the ISP.

Strategic Partners: Operations and Customer Service
---------------------------------------------------

Sonicport has chosen to focus a majority of its management efforts on the development and marketing functions of the business, its core strengths. As a result, operations of Sonicport's ISP/portal support, telemarketing operators, LEC Billing services, etc. are primarily outsourced with project management provided by Sonicport.com. While Sonicport owns 96 points of presence throughout the US, it looks to a host of partners to support its overall operations. These strategic partners include:

         West Interactive and Omega - telemarketing services for both inbound and outbound programs.

         Federal TransTel and Integratel - LEC (telephone) billing services.

         IAS - application service provider, host of server equipment, billing customer service, and technical support. IAS' President serves on Sonicport's Board of Directors.

         Direct Response Media - media buyer.

         ZipLink and MegaPop - dial up service providers.

         Concentric - DSL service provider.

         Leavitt/Bell Group - corporate public relations.

         Porter, LeVay & Rose, Inc. - investor public relations.

         Design Garden - provides interim designer and graphic artist expertise.

As Sonicport grows, each of these outsourced functions will be periodically re-evaluated to determine if there is sufficient financial and/or strategic reasons to bring the function in-house. It is Sonicport's preference to bring customer interface functions in-house at the earliest possible time.

Sonicport's operations staff today is focused on SEEYOUONLINE.NET and the Sonicport ISP performance, working with ZipLink and MegaPop on technical support to customers. The Company's staff also manages the bank of toll-free numbers and audits the media run schedules against the Neilson satellite reports tracking television advertisement showings.

Customer service coordinates second level problems between the various partner organizations and provides Sonicport specific training to IAS and call center staff.

Patents and Trademarks - Intellectual Property
----------------------------------------------

The Company has filed applications for trademark registration for the names "Sonicport"(TM) and "Vertical Evolution"(TM). The Company generally enters into confidentiality or license agreements with its employees, consultants and corporate partners, and generally controls access to and distribution of its technologies, documentation and other proprietary information. Despite the Company's efforts to protect its proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use Sonicport's solutions or technologies. The Company cannot be certain that the steps it has taken will prevent misappropriation of its solutions or technologies.

Insurance
---------

The Company maintains a $3 million key-man life insurance policy on David Baeza, the Company's President and Chief Executive Officer. The Company has a $5 million Errors & Omissions Liability policy, a $2 million Directors & Officers Liability policy, and a $5 million general liability policy.

Governmental Regulation
-----------------------

Sonicport is not currently subject to direct federal, state or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally.

Employees

As of the date of this report, the Company has 19 full-time employees; 7 in marketing, 6 in corporate area and 6 in internet development. The Company is not a party to any collective bargaining agreement with its employees.

                                  RISK FACTORS

         THE SECURITIES OFFERED HEREBY ARE HIGHLY SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK. ONLY INVESTORS WHO CAN AFFORD THE LOSS OF THEIR ENTIRE INVESTMENT SHOULD MAKE AN INVESTMENT IN THESE SECURITIES. IN ADDITION TO THE FACTORS SET FORTH ELSEWHERE IN THIS REPORT, PROSPECTIVE INVESTORS SHOULD GIVE CAREFUL CONSIDERATION TO THE FOLLOWING RISK FACTORS IN EVALUATING THE COMPANY AND ITS BUSINESS BEFORE PURCHASING THE SECURITIES OFFERED HEREBY.

LIMITED OPERATING HISTORY

Sonicport.com, Inc., previously known as Communications Television, Inc., a California corporation ("CTV"), the Company's operating subsidiary, was incorporated in July, 1998. As of May 18, 1999, CTV entered into a Reorganization Agreement with New World Publishing, Inc., a Colorado publicly trading corporation incorporated in 1994 (the "Company"), which at that time had no operations or business. Thus, the Company has only a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as providing Internet-related services. We cannot assure you that we will be successful in meeting the challenges and addressing the risks that we face in a new and rapidly expanding market such as Internet services and other Internet related products and services.

NO ASSURANCE OF PROFITABILITY

The Company believes that the planned growth and profitability will depend in large part on its ability to (i) promote its brand name, (ii) gain and expand clients for whom the Company would provide its Internet services via its unique marketing approach, (iii) retain subscribers through membership in targeted vertical portals and (iv) sale of value-added services and features. Accordingly, the Company intends to invest heavily in marketing and promotion, development of its clients, development of its marketing technology and operating infrastructure development.

EXPECTED POTENTIAL FLUCTUATIONS IN PLAN OF OPERATIONS

The Company expects that its operating results may fluctuate significantly as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results include: (i) the Company's ability to attract and retain clients and maintain their satisfaction; (ii) the Company's ability to manage the number of items listed on its service; (iii) the announcement or introduction of new sites, services and products by the Company or its competitors; (iv) the success of the Company's brand building and marketing campaigns; (v) price competition; (vi) the level of use of the Internet and online services; (vii) increasing consumer confidence in and acceptance of the Internet and other online services; (viii) the Company's ability to upgrade and develop its systems and infrastructure to accommodate growth; (ix) the Company's ability to attract new personnel in a timely and effective manner; (x) the timing, cost and availability of advertising in traditional media and on other websites and online services; (xi) technical difficulties or service interruptions; (xii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure; (xiii) consumer trends; (xiv) governmental regulation by federal or local governments; and (xv) general economic conditions as well as economic conditions specific to the Internet and online commerce industries.

As a result of the Company's start-up operations and the emerging nature of the markets in which it competes, it is difficult for the Company to forecast its revenues or earnings accurately. The Company's current and future expense levels expectations are based largely on its investment plans and estimates of future revenues and are, to a large extent, fixed. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to the Company's planned expenditures would have an immediate adverse effect on the Company's business, results of operations and financial condition. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on its business, results of operations and financial condition.

MANAGEMENT OF POTENTIAL GROWTH

The Company anticipates that once it commences its operations, it may encounter rapid expansion and will be required to address potential growth in its customer base and market opportunities. This expansion is expected to place a significant strain on the Company's management, operational and financial resources. To manage the expected growth of its operations and personnel, the Company will be required to improve existing and implement new transaction processing, operational and financial systems, procedures and controls, and to expand, train and manage its employee base. The Company also will be required to expand its finance, administrative and operations staff. Further, the Company may be required to enter into relationships with various strategic partners, websites and other online service providers and other third parties necessary to the Company's business. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that Company management will be able to identify, manage and exploit existing and potential strategic relationships and market opportunities. The failure of the Company to manage growth effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON KEY PERSONNEL

The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel. The Company's performance also depends on the Company's ability to retain and motivate its other officers and key employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, results of operations and financial condition. The Company does not have a long-term employment agreement with its CEO and President at this time, however, it maintains a "key person" life insurance policy for David Baeza, the Company's President and Chief Executive Officer in the amount of $3 million. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, integrate or retain sufficiently qualified personnel. The failure to retain and attract the necessary personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON KEY VENDORS

The Company's performance is substantially dependent on the continued relationship with its key vendors: Telephone Billing Ziplink, Omega, West, IAS, Integratel and others. There can be no assurance that the Company will be able to successfully maintain such relationships. The failure to retain continued relationship with the Company's key vendors could have a material adverse effect on the Company's business, results of operations and financial condition.

RISK OF CAPACITY CONSTRAINTS

The Company seeks to generate a high volume of traffic on the Sonicport service. Accordingly, the satisfactory performance, reliability and availability of the Company's website, processing systems and network infrastructure are critical to the Company's reputation and its ability to attract and retain large numbers of users while maintaining adequate customer service levels. Any substantial increase in the volume of traffic on the Company's website will require the Company to expand and upgrade its technology, transaction processing systems and network infrastructure. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of the Sonicport service or timely expand and upgrade its systems and infrastructure to accommodate such increases in a timely manner. Any failure to expand or upgrade its systems could have a material adverse effect on the Company's business, results of operations and financial condition.

RISK OF SYSTEM FAILURES

The Company's success with respect to its portals, and in particular its ability to provide high quality customer service, will depend on the efficient and uninterrupted operation of its computer and communications hardware systems. These systems and operations are generally vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism and similar events. The Company does not plan to initially have fully redundant systems (although it has a certain level of redundancy protection), a formal disaster recovery plan or alternative providers of hosting services and will not carry sufficient business interruption insurance to compensate it for losses that may occur. Despite any precautions taken by, and planned to be taken by the Company, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in the services provided by the Company. In addition, failure to provide the data communications capacity required by the Company, as a result of human error, natural disaster or other operational disruption, could result in interruptions in the Company's service. Any damage to or failure of the systems of the Company could result in reductions in, or terminations of, the Sonicport service, which could have a material adverse effect on the Company's business, results of operations and financial condition. In the case of frequent or persistent system failures, the Company's reputation and name brand could be materially adversely affected.

COMPETITION

The market for Internet services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. While relatively new, the market is already highly competitive and characterized by an increasing number of entrants who have introduced or developed products and services similar to those offered by us. The Company expects competition not only to persist but to increase. Increased competition may result in price reductions, reduced margins and loss of market share.

Our competitors can be divided into the following groups:

         o     interactive marketing firms;
         o     large systems integrators;
         o     specialty systems integrators;
         o     strategy consulting firms; and
         o     Internet services providers.

Many of our current and potential competitors have longer operating histories, larger installed customer bases, greater name recognition, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than Sonicport does. At any time the Company's current and potential competitors could increase their resource commitments to Sonicport's markets. The Company expects to face additional competition from new market entrants in the future as the barriers to entry into our business are also relatively low. The Company's current or future competitors may also be better positioned to address technological and market developments or may react more favorably to technological changes. The Company competes on the basis of a number of factors, including the attractiveness of the Internet services offered, the breadth and quality of these services, creative design and systems engineering expertise, pricing, technological innovation and understanding clients' strategies and needs. Many of these factors are beyond the Company's control. Existing or future competitors may develop or offer strategic Internet services that provide significant technological, creative, performance, price or other advantages over the services offered by Sonicport. As a result, the Company's financial condition, operating results and business could be adversely affected and the value of the investment in the Company could be reduced significantly.

The Company will be competing or expect to compete for users with the following types of companies that provide access services:

         o established online service and content providers, such as America Online and The Microsoft Network;
         o independent national Internet service providers, such as EarthLink, MindSpring and Prodigy;
         o     national long-distance carriers, such as AT&T, GTE and MCI
               WorldCom;
         o local telephone companies and regional Bell operating companies, such as Pacific Bell;
         o numerous regional and local commercial Internet service providers;
         o computer hardware and software and other technology companies, such as IBM and Microsoft;
         o     cable operators and online cable services, such as Excite@Home;
         o     Internet portals and search engines such as Yahoo!;
         o     other Internet service providers like NetZero; and
         o     non-profit or educational Internet service providers.

The Company expects that competition for users will continue to intensify for the foreseeable future. Increased competition could result in additional sales and marketing expenses and user-acquisition costs and could also result in increased user turnover and decreased advertising revenues.

The Company may not be able to compete effectively if it is not able to offer broadband Internet access to its users. The Company also faces competition from companies that provide broadband Internet access, including local and long-distance telephone companies, cable television companies, electric utility companies, wireless communications companies and other Internet service providers. Most of the Company's service is offered via dial-up modems which are limited to access speeds of up to 56 kbps. Broadband technologies enable users to transmit and receive print, video, voice and data in digital form at significantly faster access speeds. While the market for broadband technologies is still emerging, the Company believes it will continue to grow and pose an increasingly significant source of competition. The Company may have to develop new technologies or add broadband access services to remain competitive which could require substantial time and expense. The Company cannot be certain that it will succeed in adapting its Internet access service business to compete effectively with these technologies. The telephone, cable and other companies that own broadband networks may prevent the Company from delivering Internet access through the wire and cable networks that they own. The availability and terms of Internet service providers' access to these networks are under regulatory and judicial review. The Company's ability to compete with telephone and cable television companies that are able to support broadband transmission may depend on future regulation to guarantee open access to the broadband networks. However, in January 1999, the Federal Communications Commission declined to take any action to mandate or otherwise regulate access by Internet service providers to broadband cable facilities at this time. The Company does not know whether local and state regulatory agencies will take any initiatives to implement this type of regulation, and whether they will be successful in establishing their authority to do so. Similarly, the FCC is considering proposals that could limit the right of Internet service providers to connect with their users over broadband local telephone lines.

In addition to competing directly in the Internet access market, both cable and telephone companies are also aligning themselves with Internet service providers who would receive preferential or exclusive use of broadband local connections to users. If broadband Internet access becomes the preferred mode by which users access the Internet and the Company is unable to gain access to broadband networks on reasonable terms, its ability to compete could be materially and adversely affected.

RAPID TECHNOLOGICAL CHANGE

The market in which the Company competes is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. These market characteristics are exacerbated by the emerging nature of the Web and the apparent need of companies from a multitude of industries to offer Web-based products and services. Accordingly, the Company's future success will depend on its ability to adapt to rapidly changing technologies, to adapt its services to evolving industry standards and to continually improve the performance, features and reliability of its service in response to competitive service and product offerings and evolving demands of the marketplace. The failure of the Company to adapt to such changes would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by the Company to modify or adapt its services or infrastructure, which could have a material adverse effect on the Company's business, results of operations and financial condition.

RISKS ASSOCIATED WITH FAILURE TO DEVELOP SONICPORT.COM  BRAND

The Company believes that developing and maintaining the Sonicport brand is an important aspect of attracting and maintaining clients. The importance of brand recognition will increase as competition in the market for Internet services increases. Building a brand requires a successful marketing effort and successful delivery of product to clients. A single event involving client dissatisfaction could tarnish the perception of brand name. There cannot be assurances made that the strategy adopted and expenses incurred by the Company will result in a stronger brand.

DEPENDENCE UPON STRATEGIC RELATIONSHIPS

The Company has established strategic relationships with Telephone Billing Ziplink, Omega, West, IAS, Integratel which may be terminated at any time. The loss of any of these or other strategic relationships would deprive us of the opportunity to:

         o     gain early access to leading-edge technology;
         o     cooperatively market products with these vendors;
         o     cross-sell additional services; or
         o     gain enhanced access to vendor training and support.


DEPENDENCE ON THE GROWING DEMAND FOR INTERNET SOLUTIONS

If the usage and volume of commercial transactions on the Internet does not continue to increase, demand for Sonicport services may decrease and our financial condition, operating results and business could be materially and adversely affected. The Company's future success depends on the continued expansion of, and reliance of consumers and businesses on, the Internet and related technical solutions. The Internet may not be able to support an increased number of users or an increase in the volume of data transmitted over it. As a result, the performance or reliability of the Internet may be adversely affected as use increases. The improvement of the Internet in response to increased demands will require timely improvement of the high speed modems and other communications equipment that form the Internet infrastructure. The Internet has already experienced outages and delays as a result of damage to portions of its infrastructure. The effectiveness of the Internet may also decline due to delays in the development or adoption of new technical standards and protocols designed to support increased levels of activity. The Company cannot assure you that the infrastructure, products or services necessary to maintain and expand the Internet will be developed. Other factors that may adversely affect Internet usage or e-commerce adoption include:

         o     actual or perceived lack of security of information;
         o     congestion of Internet traffic or other usage delays;
         o     inconsistent quality of service;
         o     increases in Internet access costs;
         o     increases in government regulation of the Internet;
         o     uncertainty regarding intellectual property ownership;
         o     reluctance to adopt new business methods;
         o costs associated with the obsolescence of existing infrastructure; and
         o     economic viability of e-commerce models.

LEGAL LIABILITY TO SONICPORT CLIENTS.

Many of Sonicport's engagements will involve the development and implementation of Internet services that are important to our future clients' businesses. The Company's failure or inability to meet a client's expectations in the performance of services could injure our business reputation or result in a claim for substantial damages against the Company regardless of its responsibility for such failure. In addition, the services Sonicport will provide for its clients may include confidential or proprietary client information. Although the Company has implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim against the Company for substantial damages. The Company's contractual provisions attempting to limit such damages may not be enforceable in all instances or may otherwise fail to protect the Company from liability for damages.

ONLINE COMMERCE SECURITY RISKS

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the technology used by the Company to protect customer transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's reputation and, therefore, on its business, results of operations and financial condition. Furthermore, a party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON THE WEB INFRASTRUCTURE

The success of Sonicport will depend in large part upon the development and maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, or timely development of complementary products such as high speed modems, for providing reliable Web access and services. Because global commerce and the online exchange of information are new and evolving, it is difficult to predict with any assurance whether the Web will prove to be a viable commercial marketplace in the long term. The Web has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic. To the extent that the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, there can be no assurance that the Web infrastructure will continue to be able to support the demands placed on it by this continued growth or that the performance or reliability of the Web will not be adversely affected. In addition, the Web could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation. There can be no assurance that the infrastructure or complementary products or services necessary to make the Web a viable commercial marketplace for the long term will be developed or that if they are developed, that the Web will become a viable commercial marketplace for services such as those offered by the Company. If the necessary infrastructure, standard or protocols or complementary products, services or facilities are not developed, or if the Web does not become a viable commercial marketplace, the Company's business, results of operations and financial condition will be materially and adversely affected. Even if the infrastructure, standards or protocols or complementary products, services or facilities are developed and the Web becomes a viable commercial marketplace in the long term, the Company might be required to incur substantial expenditures in order to adapt its service to changing Web technologies, which could have a material adverse effect on the Company's business, results of operations and financial condition.

RISKS ASSOCIATED WITH INFORMATION DISSEMINATED THROUGH THE COMPANY'S SERVICE

The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. It is possible that claims could be made against online services companies under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose such liability upon other online services companies are currently pending. The imposition upon the Company and other online services providers of potential liability for information carried on or disseminated through their services could require the Company to implement measures to reduce its exposure to such liability, which may require the Company to expend substantial resources and/or to discontinue certain service offerings. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use.

GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES

The Company is not currently subject to direct federal, state or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Congress has recently approved legislation that is intended to regulate the distribution of "indecent" material over the Internet. The nature of court review of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, could subject the Company and/or its customers to potential liability, which in turn could have an adverse effect on the Company's business, results of operations and financial condition. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for the Sonicport service or increase the cost of doing business or in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could create uncertainty in the marketplace that could reduce demand for the services of the Company or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition.

YEAR 2000 IMPLICATIONS

The Company has determined that there are no significant Year 2000 issues within the Company's systems or services, and the Company has not experienced any such issues thus far. However, the Company intends to utilize third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to properly process dates for the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial condition.

POSSIBLE VOLATILITY OF STOCK PRICE

The trading price of the Common Stock might be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's quarterly operating results, announcements of technological innovations, or new services by the Company or its competitors, changes in financial estimates by securities analysts, conditions or trends in the Internet and online commerce industries, changes in the market valuations of other Internet or online service companies, announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments, additions or departures of key personnel, sales of Common Stock or other securities of the Company in the open market and other events or factors, many of which are beyond the Company's control. There can be no assurance that these trading prices and valuations will be sustained. These broad market and industry factors may materially and adversely affect the market price of the Common Stock, regardless of the Company's operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, may also adversely affect the market price of the Common Stock.

CONTROL BY PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS

The Company's executive officers and directors (and their affiliates) , in the aggregate, own more than 52.86 % of the Company's outstanding Common Stock. As a result, such persons, acting together, have the ability to control all matters submitted to stockholders of the Company for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) and to control the management and affairs of the Company. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of the Company's Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE

As of the date of this Report, there will be approximately 23,835,588 shares of Common Stock outstanding, of which at least 21,829,148 will be restricted securities ("Restricted Securities") under the Securities Act, a majority of which are held by affiliates of the Company (excluding any shares to be issued pursuant to this Offering, which shall also be "Restricted Securities"). These Restricted Securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If such holders sell in the public market, such sales could have a material adverse effect on the market price of the Company's Common Stock. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company, who has beneficially owned restricted shares of Common Stock for at least one year is entitled to sell, in certain brokerage transactions, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or if the Common Stock is quoted on Nasdaq or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale. A person who presently is not and who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the volume limitations described above.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal executive offices are located at 1641 20th Street, Santa Monica, California, 90404. The Company entered into a lease agreement on June 4, 1999, with an unaffiliated third party consisting of 4,140 square feet of office space at said location. The term of the lease expires on August 31, 2002. The lease cost is $8,715 per month plus pro rata taxes and insurance. The lease is subject to yearly adjustment based on the increase in the Consumer Price Index for Urban Consumers, U.S. City Index. The Company believes that its current offices are adequate for its needs. Also, see Note 8 to the Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Company or any of its properties is subject, nor to the knowledge of the Company, are any such legal proceedings threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on American Stock Exchange since April 18, 2000 under the symbol "SPO". Prior to April, 2000, the Company's common stock has been listed on the Bulletin Board of the NASD's over-the-counter market under the symbol "SONI" since October, 1999. The Company's previous symbol was "ISPS" (since May 21, 1999), following the Reorganization of the Company. Prior to the Reorganization, the Company's Common Stock had been traded only sporadically under a symbol "NWPB."

The Company's high and low closing bid and ask information for the fiscal year ended March 31, 2000, is listed below as provided by the National Quotations Bureau, NASD OTC Bulletin Board and the American Stock Exchange ("AMEX"). Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                        CLOSING BID              CLOSING ASK
   1999              HIGH        LOW          HIGH         LOW
   ----              ----        ---          ----         ---

April 1              5.625     1.03125        6.125          3
through
June 30

July 1               5.8125      3.625        5.9375    3.9375
through
September 30

October 1            5.03125         4        5.15625    4.125
through
December 31

  2000
  ----
January 3            4.4375          4        4.5625   4.03125
through
March 31

The last reported closing bid price of Common Stock reported by AMEX was on June 30, 2000 at $1.4375 per share of Common Stock. As of June 30, 2000, there were approximately 500 beneficial holders of the Company's Common Stock.

DIVIDEND POLICY

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

RECENT SALES OF UNREGISTERED SECURITIES

Debentures

On May 31, 1999, the Company sold $500,000 principal amount of 10 % Convertible Debentures Due May 31, 2001 ("May Debentures") to private accredited investors. The Company also sold in July, 1999, $275,000 principal amount of 10% Convertible Debentures Due July 30, 2001 to a private accredited investor ("July Debentures"). The conversion price of the May and July Debentures is the lesser of $2.50 per share or 75% of the average closing bid price per share of the Company's Common Stock for the five trading days prior to conversion date. In August, 1999 the Company sold $250,000 principal amount of 10% Convertible Debentures Due August 31, 2001 ("August I Debentures"). The conversion price of the August I Debentures is the lesser of $2.00 per share or 75% of the average closing bid price per share of the Company's Common Stock for the five trading days prior to conversion date. Also in August, 1999 the Company sold $225,000 principal amount of 10% Convertible Debentures Due August 31, 2001 ("August II Debentures") to nine accredited investors. The conversion price of the August II Debentures is the lesser of $3.25 per share or 75% of the average closing bid price per share of the Company's Common Stock for the five trading days prior to conversion date. In October and November, 1999, the Company sold a total of $400,000 principal amount of 10% Convertible Debentures Due October 31, 2001 and November 4, 2001, respectively, to a private accredited investor ("October Debentures"). The conversion price of the October Debentures is the lesser of $1.50 per share or 75% of the average closing bid price per share of the Company's Common Stock for the five trading days prior to conversion date. In January, 2000, the Company sold a total of $250,000 principal amount of 10% Convertible Debentures Due February 28, 2002 to H. Joe Frazier, the Company's director. The conversion price of Mr. Frazier's Debentures is the lesser of $2.50 per share or 75% of the average closing bid price per share of the Company's Common Stock for the five trading days prior to conversion date. The holders of the Debentures have also certain registration rights under the terms of the respective Debentures. The placement of the Debentures was under exemption from registration provided under Section 4(2), 4(6) and Regulation D. See also Note 7 to the Consolidated Financial Statements and Notes (the "Financial Statements").

Notes

As of March 31, 2000, the Company also had $355,000 of 10% unsecured notes outstanding due April 3, 2000. See Note 6 to the Financial Statements. The Company received a bridge loan in the amount of $500,000 in December 1999 for which it issued secured convertible notes. The principal amount and interest on the bridge loan has been repaid in full by the Company in February, 2000.

Common Stock

In March, 2000, the Company completed the private placement of 1,259,560 shares of its common stock offered to accredited investors only at $2.50 per share, raising a total of $3,148,900.

Preferred Stock

In April, 2000, the Company sold 800,000 shares of its preferred stock at a purchase price of $2.50 per share (Series A Convertible Preferred Stock) to a private accredited investor in a private placement raising $2,000,000. The Company subsequently redeemed 160,000 shares of Series A Convertible Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

Sonicport.com, Inc., a Nevada corporation ("Sonicport" or the "Company") is a development stage Internet service company specializing in supporting cost effective business-to-business and business-to-consumer revenue based marketing initiatives. Through its various products and services, which include proprietary products, an access to full service Applications Service Provider (the "ASP") and Internet marketing and management client services, Sonicport has pioneered a new cost-effective and measurable methodology to help subscription-based online services and dot-com companies build revenues by acquiring and retaining subscribers.

As previously discussed, Sonicport was originally incorporated in December, 1994 under the laws of the state of Colorado as JLQ, Inc., to deal in the wholesale distribution of picture frames, however, no significant revenues were derived from such business operations. In 1997, the Company changed its name to New World Publishing, Inc. The Company had minimal activities until May, 1999. In May, 1999, the Company and Communications Television, Inc., a California corporation ("CTV"), entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") providing for the reorganization of CTV with and into Sonicport, with CTV becoming a wholly-owned subsidiary of the Company (the "Reorganization"). The terms of the Reorganization provided for the exchange of all of the outstanding shares of common stock of CTV for an aggregate of 19,020,167 common shares of voting stock of the Company to the CTV shareholders on a pro rata basis, for the purpose of effecting a tax-free reorganization pursuant to Sections 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended ("IRC"). The closing of the Reorganization occurred as of May 18, 1999. The Company changed its name to "Sonicport.com, Inc." as of October 18, 1999. Sonicport effected the change of its state of incorporation from Colorado to Nevada in February, 2000.

General

The following discussion should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

Selected Financial Data

The following table contains selected financial data of the Company and is qualified by the more detailed financial statements and the notes thereto provided in this report. The financial data as of and for the year ended March 31, 2000, the period from July 20, 1998 (inception) to March 31, 1999, and the period the period from July 20, 1998 (inception) to March 31, 2000 has been derived from the Company's audited financial statements included in this report.

===================== ================== ===================================== =====================================
 Selected Financial   Year Ended March        Period from July 20, 1998             Period from July 20, 1998
        Data              31, 2000                   (inception)                           (inception)
                                                  to March 31, 1999                     to March 31, 2000
--------------------- ------------------ ------------------------------------- -------------------------------------
Total Operating       $5,893,269         $1,442,538                            $7, 335,807
Expenses

Interest Income       $17,710            $692                                  $18,402

Net Loss              ($9,205,016)       ($1,689,222)                          ($10,894,238)

Basic and diluted     ($.39)             ($.09)                                ($.50)
loss per share

Total Assets          $3,694,158         573,697                               3,694,158

Total Current         $1,448,202         448,500                               1,448,202
Liabilities

Stockholders Equity   $1,995,956         125,197                               1,995,956
===================== ================== ===================================== =====================================

Results of Operations
---------------------

The Company has been in the developmental stage since its inception. The Company incurred net losses of ($10,894,238) and ($9,205,016) during the period from July 20, 1998 (inception) through March 31, 2000 and for the fiscal year ended March, 31, 2000, respectively, and incurred a net loss of ($1,689,222) for the period from July 20, 1998 (inception) to March 31, 1999. The losses are primarily the result of the Company's incurring interest expense, development costs and general and administrative expenses, with only interest income realized during the periods. Development costs include the cost of developing media advertising programs, and general and administrative costs include compensation and benefits, professional fees, and other. The Company had interest income of $18,402 and $17,710 during the period from July 20, 1998 (inception) through March 31, 2000 and for the fiscal year ended March, 31, 2000, respectively. The Company is currently seeking to raise funds to fully implement its business plan.

As a result of the development stage nature of the Company's prior operations, the Company is not reporting any impact on its operations from inflation or changing prices.

Liquidity and Capital Resources
-------------------------------

As of the end of the reporting period, the Company had $1,208,585 in cash and cash equivalents. Subsequent to March 31, 2000, the Company received $657,000 pursuant to a private placement of up to $5 million offered to accredited investors. Under the terms of the private placement, the Company will issue up to 264,000 shares of its restricted common stock and 132,000 warrants to purchase its common stock. The Company also received $2,000,000 in a private placement of its Series A Preferred Stock in April, 2000. In May 2000, 160,000 shares of the Series A Preferred Stock were redeemed by the Company.

The Company plans to raise funds for working capital and development of the Company's operations. If the Company is unsuccessful in obtaining such funds, the Company may be unable to continue in operation.

From the inception of the Company, July 20, 1998, through March, 2000, net cash used in operations of ($4,854,913) , and net cash used in investing activities of ($262,876) were financed primarily by the issuance of $355,000 in notes payable, $750,000 in convertible notes payable, $1,216,050 in preferred stock and $3,148,900 proceeds from the sales of the Company's common stock. During the fiscal year ended March 31, 2000, net cash used in operations of ($3,934,822), and net cash used in investing activities of ($198,071) were financed primarily by the issuance of $750,000 in convertible notes payable and $3,148,900 in common stock.

Lack of Profitability, Potential Losses
---------------------------------------

From its inception in July 20, 1998, through March 31, 2000, the Company has experienced aggregate net losses of ($10,894,238). Results of operations in the future will be influenced by numerous factors including, among others, expansion, the Company's ability to retain clients, to attract affiliates, provide superior customer service and retain qualified personnel. The Company may incur problems, delays, expenses, and difficulties during this stage, any of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. There is no assurance that the Company will ever operate profitably.

Additionally, the Company's financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had not yet generated revenues from its operations and, at March 31, 2000, had accumulated a deficit from its operating activities. Continuation of the Company as a going concern is dependent upon, among other things, obtaining additional capital, meeting other obligations under various agreements and achieving satisfactory levels of profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Capital Expenditures
--------------------

Capital expenditures for the fiscal year ended March 31, 2000 consisted primarily of purchase of computer equipment ($1,125,000), office equipment ($88,784) and leasehold improvements ($101,977). See also Note 5. The Company believes that cash flow generated from its operations and its anticipated sales of common stock should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next twelve months. The Company expects to receive revenues from the fees generated by subscriptions to SeeYouOnline.net, which was launched in April, 2000, and the Company anticipates that the subscribers base will steadily increase generating more cash flow. The Company also expects that its private placement of common stock should be able to generate sufficient proceeds to satisfy not only its working capital and expenditures, but also provide a tool for potential acquisitions of companies with existing positive cash flow. No assurances can be given, however, that the Company will be successful in such efforts.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company is not exposed to material risk based on interest rate fluctuation, exchange rate fluctuation, or commodity price fluctuation.

YEAR 2000 DISCLOSURE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company has undergone a system redevelopment project to improve the efficiency of the system with respect to changing its computer programs to properly identify a year in the year field.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



The consolidated financial statements of the Company required to be included in
Item 7 are set forth in the Financial Statements Index.

Report of Singer Lewak Greenbaum & Goldstein LLP................................................................F-1

Consolidated Balance Sheet as of March 31, 2000..............................................................F-2 - F-3

Consolidated Statements of Operations for the year ended March 31, 2000, for the period from July 20, 1998 (inception) to March 31, 1999, for the period from
July 20, 1998 (inception)
to March 31, 2000...............................................................................................F-4

Consolidated Statements of Stockholders' Equity for the year ended March 31,
2000, for the period from July 20, 1998 (inception) to March 31, 1999, for the period from July 20, 1998 (inception) to March 31, 2000..............................................F-5 - F-7

Consolidated Statements of Cash Flows for the year ended March 31, 2000, for the period from July 20, 1998 (inception) to March 31, 1999, for the period from
July 20, 1998 (inception)
to March 31, 2000...........................................................................................F-8 - F-11

Notes to Consolidated Financial Statements.................................................................F-12 - F-30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Sonicport.com, Inc.
(formerly New World Publishing, Inc.)

We have audited the accompanying consolidated balance sheet of Sonicport.com, Inc. (formerly New World Publishing, Inc.) (a development stage company) and subsidiary as of March 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, and for the period from July 20, 1998 (inception) to March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonicport.com, Inc. (formerly New World Publishing, Inc.) and subsidiary as of March 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended, and for the period from July 20, 1998 (inception) to March 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred net losses of $9,205,016 and $1,689,222 during the year ended March 31, 2000 and the period from July 20, 1998 (inception) to March 31, 1999, respectively, and it had negative cash flows from operations of $3,934,822 and $920,091, respectively. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 18, 2000

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                  $     1,208,585
     Due from related parties                                             7,709
     Prepaid media                                                      975,000
     Prepaid services                                                    60,000
     Prepaid expenses and other current assets                           45,367
                                                                ----------------

         Total current assets                                         2,296,661

PROPERTY AND EQUIPMENT, net                                           1,351,068
OTHER ASSETS                                                             46,429
                                                                ----------------

                  TOTAL ASSETS                                  $     3,694,158
                                                                ================

   The accompanying notes are an integral part of these financial statements.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                              $       355,000
     Current portion of convertible promissory notes                    500,000
     Accounts payable                                                   427,393
     Accrued expenses                                                   108,352
     Interest payable                                                    46,707
     Due to related parties                                              10,750
                                                                ----------------

         Total current liabilities                                    1,448,202

CONVERTIBLE PROMISSORY NOTES, net of current portion                    250,000
                                                                ----------------

              Total liabilities                                       1,698,202
                                                                ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, no par value
         10,000,000 shares authorized
         0 shares issued and outstanding                                      -
     Common stock, $0.0001 par value
         90,000,000 shares authorized
         23,835,588 shares issued and outstanding                         2,384
     Common stock committed
         2,385,032 shares                                             6,107,550
     Additional paid-in capital                                       6,780,260
     Deficit accumulated during the development stage               (10,894,238)
                                                                ----------------

              Total shareholders' equity                              1,995,956
                                                                ----------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $     3,694,158
                                                                ================

   The accompanying notes are an integral part of these financial statements.


                                                                                SONICPORT.COM, INC.
                                                              (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                                     AND SUBSIDIARY
                                                                      (A DEVELOPMENT STAGE COMPANY)
                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 FOR THE YEAR ENDED MARCH 31, 2000,
                                   THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO MARCH 31, 1999, AND
                                    FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO MARCH 31, 2000

---------------------------------------------------------------------------------------------------

                                                                       For the          For the
                                                                     Period from      Period from
                                                      For the       July 20, 1998    July 20, 1998
                                                    Year Ended       (Inception)      (Inception)
                                                     March 31,       to March 31,     to March 31,
                                                       2000              1999             2000
                                                 ---------------- ---------------- ----------------
OPERATING EXPENSES
   General and administrative                    $     5,708,800  $     1,249,388  $     6,958,188
   Consulting - related parties                          184,469          193,150          377,619
                                                 ---------------- ---------------- ----------------

     Total operating expenses                          5,893,269        1,442,538        7,335,807
                                                 ---------------- ---------------- ----------------

LOSS FROM OPERATIONS                                  (5,893,269)      (1,442,538)      (7,335,807)
                                                 ---------------- ---------------- ----------------

OTHER INCOME (EXPENSE)
   Interest expense                                   (3,329,457)        (247,376)      (3,576,833)
   Interest income                                        17,710              692           18,402
                                                 ---------------- ---------------- ----------------

     Total other income (expense)                     (3,311,747)        (246,684)      (3,558,431)
                                                 ---------------- ---------------- ----------------

NET LOSS                                         $    (9,205,016) $    (1,689,222) $   (10,894,238)
                                                 ================ ================ ================

BASIC AND DILUTED LOSS PER SHARE                 $         (0.39) $         (0.09) $         (0.50)
                                                 ================ ================ ================

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING                                        23,355,109       19,613,949       21,822,440
                                                 ================ ================ ================

   The accompanying notes are an integral part of these financial statements.


                                                                                                               SONICPORT.COM, INC.
                                                                                             (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                                                                    AND SUBSIDIARY
                                                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                   FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO MARCH 31, 2000

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Deficit
                                                                                                       Accumulated
                                  Preferred Stock          Common Stock       Common     Additional     During the
                                ------------------     -------------------     Stock       Paid-In     Development
                                Shares      Amount     Shares      Amount    Committed     Capital         Stage          Total
                              ----------  ---------- ----------   ---------  ----------  -----------    -----------    -----------
BALANCE, JULY 20, 1998                -   $       -           -  $       -   $       -   $       -      $        -     $        -
INITIAL CAPITALIZATION                                3,356,500        336                    (336)                             -
PREFERRED STOCK ISSUED FOR
   CASH                       1,072,505     924,500                                                                       924,500
OFFERING COSTS                             (181,950)                                                                     (181,950)
OPTIONS ISSUED FOR SERVICES
   RENDERED                                                                                 464,975                       464,975
COMMON STOCK ISSUED FOR
   Notes receivable from founders                    15,994,648      1,599                    5,295                         6,894
   Deferred financing costs                           1,102,087        110                  474,890                       475,000
   Services rendered                                    290,023         29                  124,971                       125,000
NET LOSS                                                                                                (1,689,222)    (1,689,222)
                              ----------  ---------- ----------   ---------  ----------  -----------    -----------    -----------
BALANCE, MARCH 31, 1999       1,072,505     742,550  20,743,258      2,074           -    1,069,795     (1,689,222)       125,197
PREFERRED STOCK ISSUED FOR
   CASH                         549,303     473,500                                                                       473,500
COMMON STOCK COMMITTED
   ISSUED FOR CASH                                                           3,148,900                                  3,148,900

   The accompanying notes are an integral part of these financial statements.


                                                                                                               SONICPORT.COM, INC.
                                                                                             (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                                                                    AND SUBSIDIARY
                                                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                   FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO MARCH 31, 2000

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Deficit
                                                                                                       Accumulated
                                  Preferred Stock          Common Stock       Common     Additional     During the
                                ------------------     -------------------     Stock       Paid-In     Development
                                Shares      Amount     Shares      Amount    Committed     Capital         Stage          Total
                              ----------  ---------- ----------   ---------  ----------  -----------    -----------    -----------
COMMON STOCK COMMITTED
   ISSUED FOR
     Purchase of 96 Points of
       Presence                           $                       $          $1,125,000  $              $              $1,125,000
     Purchase of prepaid media                                                  975,000                                   975,000
STOCK ISSUANCE COSTS                                                                       (900,666)                     (900,666)
OPTIONS ISSUED FOR SERVICES
   RENDERED                                                                                 630,120                       630,120
OPTIONS ISSUED AS FINANCING
   COSTS                                                                                    453,750                       453,750
OPTIONS ISSUED AS
   COMPENSATION EXPENSE                                                                      17,500                        17,500
WARRANTS ISSUED AS FINANCING
   COSTS AND FOR SERVICES
   RENDERED                                                                                 623,318                       623,318
INTEREST FROM FIXED CONVERSION
   FEATURES                                                                               2,761,377                     2,761,377

   The accompanying notes are an integral part of these financial statements.


                                                                                                               SONICPORT.COM, INC.
                                                                                             (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                                                                    AND SUBSIDIARY
                                                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                   FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO MARCH 31, 2000

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Deficit
                                                                                                       Accumulated
                                  Preferred Stock          Common Stock       Common     Additional     During the
                                ------------------     -------------------     Stock       Paid-In     Development
                                Shares      Amount     Shares      Amount    Committed     Capital         Stage          Total
                              ---------- ----------- ----------   ---------  ----------  -----------   ------------    -----------
COMMON STOCK ISSUED FOR
   Conversion of preferred
     stock                   (1,621,808) $(1,216,050) 1,621,808   $    162   $           $ 1,215,888    $              $        -
   Conversion of convertible
     promissory notes                                   210,385         22       854,637     428,311                    1,282,970
   Cashless exercise of options                         890,536         89         4,013      71,652                       75,754
   Services rendered                                    369,601         37                   409,215                      409,252
NET LOSS                                                                                                 (9,205,016)    9,205,016)
                              ---------- ----------- ----------   ---------  ----------  -----------    ------------   -----------

     BALANCE, MARCH 31, 2000          -  $         - 23,835,588   $  2,384   $ 6,107,550 $ 6,780,260    $(10,894,238)  $1,995,956
                              ========== =========== ==========   =========  =========== ===========    =============  ===========


   The accompanying notes are an integral part of these financial statements.

                                                                                               SONICPORT.COM, INC.
                                                                             (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                                                    AND SUBSIDIARY
                                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                FOR THE YEAR ENDED MARCH 31, 2000,
                                                  THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO MARCH 31, 1999, AND
                                                   FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO MARCH 31, 2000

------------------------------------------------------------------------------------------------------------------
                                                                                      For the          For the
                                                                                    Period from      Period from
                                                                     For the       July 20, 1998    July 20, 1998
                                                                   Year Ended       (Inception)      (Inception)
                                                                    March 31,       to March 31,     to March 31,
                                                                      2000              1999             2000
                                                                ---------------- ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $    (9,205,016) $    (1,689,222) $   (10,894,238)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation                                                      36,538            6,634           43,172
       Amortization                                                         750          223,940          224,690
       Loss on disposal of property and equipment                         3,571                -            3,571
       Interest charges on convertible promissory
         notes                                                        2,761,377                -        2,761,377
       Issuance of stock for services rendered                          409,252          125,000          534,252
       Issuance of options for services rendered                        630,120          464,975        1,095,095
       Issuance of options as financing costs                           453,750                -          453,750
       Issuance of options as compensation expense                       17,500                -           17,500
       Issuance of warrants as financing costs                           73,778                -           73,778
       Issuance of warrants for services rendered                        27,450                -           27,450
       Cashless exercise of stock options                                75,754                -           75,754
   (Increase) decrease in
     Deferred financing costs                                           303,685          (37,000)         266,685
     Prepaid services                                                      (625)         (75,000)         (75,625)
     Prepaid expenses                                                   (27,449)         (17,918)         (45,367)
     Other assets                                                       (47,179)               -          (47,179)
   Increase (decrease) in
     Accounts payable                                                   376,470           50,923          427,393
     Accrued expenses                                                    81,775           27,577          109,352
     Interest payable                                                    93,677                -           93,677
                                                                ---------------- ----------------  ---------------

Net cash used in operating activities                                (3,934,822)        (920,091)      (4,854,913)
                                                                ---------------- ----------------  ---------------

   The accompanying notes are an integral part of these financial statements.


                                                                                               SONICPORT.COM, INC.
                                                                             (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                                                    AND SUBSIDIARY
                                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                FOR THE YEAR ENDED MARCH 31, 2000,
                                                  THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO MARCH 31, 1999, AND
                                                   FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO MARCH 31, 2000

------------------------------------------------------------------------------------------------------------------

                                                                                      For the          For the
                                                                                    Period from      Period from
                                                                     For the       July 20, 1998    July 20, 1998
                                                                   Year Ended       (Inception)      (Inception)
                                                                    March 31,       to March 31,     to March 31,
                                                                      2000              1999             2000
                                                                ---------------- ---------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                           $      (255,495) $       (17,316) $      (272,811)
   Repayment of (disbursement on) note receivable                        45,000          (45,000)               -
   Net repayments from related parties                                    1,674                -            1,674
   Advances from (payments to) related parties                           10,750           (2,489)           8,261
                                                                ---------------- ---------------- ----------------

Net cash used in investing activities                                  (198,071)         (64,805)        (262,876)
                                                                ---------------- ---------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                                                -          370,000          370,000
   Repayment on notes payable                                           (15,000)               -          (15,000)
   Proceeds from convertible promissory notes                         1,985,000                -        1,985,000
   Proceeds from committed common stock                               3,148,900                -        3,148,900
   Stock issuance costs                                                (378,576)               -         (378,576)
   Proceeds from preferred stock, net                                   473,500          742,550        1,216,050
                                                                ---------------- ---------------- ----------------

Net cash provided by financing activities                             5,213,824        1,112,550        6,356,374
                                                                ---------------- ---------------- ----------------

Net increase in cash and cash equivalents                             1,080,931          127,654        1,208,585

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          127,654                -                -
                                                                ---------------- ---------------- ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $     1,208,585  $       127,654  $     1,208,585
                                                                ================ ================ ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                                $        46,583  $        54,547  $       101,130
                                                                ================ ================ ================

   The accompanying notes are an integral part of these financial statements.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE YEAR ENDED MARCH 31, 2000,
                THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO MARCH 31, 1999, AND
                 FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO MARCH 31, 2000

--------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the period from July 20, 1998 (inception) to March 31, 1999, the Company issued 1,102,087 shares of common stock valued at $475,000 to the holders of the notes payable as additional financing costs.

During the period from July 20, 1998 (inception) to March 31, 1999, the Company issued 174,014 shares of common stock valued at $75,000 to a third party for services rendered in connection with the issuance of the preferred stock and 116,009 shares of common stock valued at $50,000 to a third party for services rendered.

During the period from July 20, 1998 (inception) to March 31, 1999, the Company issued 15,994,648 shares of common stock valued at $6,894 to founders of the Company in exchange for notes receivable. These notes were repaid on June 30, 1999.

During the year ended March 31, 2000, the Company disposed of an asset with a cost of $9,284 and accumulated depreciation of $5,713, incurring a loss on disposal of property and equipment of $3,571.

During the year ended March 31, 2000, the Company's note holders converted convertible promissory notes totaling $1,235,000 and accrued interest totaling $47,970 into 210,385 restricted shares of common stock totaling $428,333 and $854,637 of common stock committed.

During the year ended March 31, 2000, the Company issued 369,601 restricted shares of common stock valued at $409,252 for services rendered.

During the year ended March 31, 2000, the Company issued stock options to purchase 202,500 restricted shares of common stock. In relation to these issuances, the Company recorded compensation expense and consulting expense totaling $647,628.

During the year ended March 31, 2000, the Company recorded interest expense of $2,761,377 related to the issuance of convertible promissory notes with beneficial conversion features.

During the year ended March 31, 2000, the Company issued warrants to purchase 74,000 restricted shares of common stock to convertible note holders as inducement to extend the maturity date of certain convertible promissory notes. In relation to this transaction, the Company recorded financing costs of $73,778.

   The accompanying notes are an integral part of these financial statements.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE YEAR ENDED MARCH 31, 2000,
                THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO MARCH 31, 1999, AND
                 FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO MARCH 31, 2000

--------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED) During the year ended March 31, 2000, the Company issued warrants to purchase 24,500 restricted shares of common stock for services rendered valued at $27,450.

During the year ended March 31, 2000, 1,621,808 shares of preferred stock were converted into 1,621,808 shares of common stock valued at $1,216,050.

During the year ended March 31, 2000, the Company committed to issue 50,000 restricted shares of common stock with piggyback registration rights and 250,000 restricted shares of common stock to purchase 96 Points of Presence valued at $1,125,000.

During the year ended March 31, 2000, the Company issued warrants to purchase 289,000 restricted shares of common stock as finder's fees valued at $522,090.

During the year ended March 31, 2000, holders of options to purchase 1,015,078 restricted shares of common stock performed a cashless exercise of their options. In relation to this transaction, 890,536 shares of common stock were issued and 103,379 shares were recorded as common stock committed, with 21,163 shares used as payment for the exercise. In addition, the Company recorded an expense of $75,754 related to the difference between the fair market value of the stock on the exercise date and the exercise price.

During the year ended March 31, 2000, shareholders of 250,000 shares of the Company's common stock issued options to purchase 250,000 outstanding shares of the Company's common stock to holders of convertible promissory notes. The Company recorded financing costs of $453,750 in relation to this transaction.

During the year ended March 31, 2000, the Company purchased media time in exchange for 243,750 restricted shares of common stock valued at $975,000.

   The accompanying notes are an integral part of these financial statements.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BUSINESS

         Sonicport.com, Inc. ("Sonicport"), a Nevada publicly traded corporation, is an Internet marketing company specializing in vertically targeted portals and hubs centered around demographic lifestyles. The portals provide consumers with relevant content, shopping, and news that reflect consumers' preferences and attitudes, while also offering consumers services such as Internet access, online voice mail, and an Internet phone message center. Sonicport believes that these products and services will add value to the customer's daily activities, keep barriers to exit high, and provide Sonicport with strong recurring revenue streams. To build traffic and drive awareness, Sonicport has developed short-form, direct response, television campaigns that combine traditional direct response television with high-end commercial branding. This allows Sonicport to attract a motivated audience that uses the core products regularly and who have the desire to know more about products and services that will enhance their lifestyle. The vertical positioning of products and services creates a targeted and receptive audience that attracts strategic alliances from both "dot com" and "brick and mortar" companies eager to offer their products to consumers in a format more persuasive and less limiting than traditional banner advertising.

         As of May 18, 1999, Sonicport, previously known as New World Publishing, Inc. ("New World"), a Colorado corporation, entered into an Agreement and Plan of Reorganization with Communications Television, Inc. ("CTV"), a California corporation (incorporated on July 20, 1998), whereby all of the outstanding shares of common stock of CTV were exchanged for an aggregate of 19,020,167 shares of New World. For accounting purposes, the transaction has been treated as a recapitalization of CTV, with CTV as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of Sonicport have been included with those of CTV from the acquisition date. On October 12, 1999, a special meeting of the shareholders was held, and the following actions were approved by the shareholders: (i) the change of name to "Sonicport.com, Inc." from "New World Publishing, Inc." (ii) the adoption of the 1999 Stock Option Plan, and (iii) the change of the state of incorporation to Nevada from Colorado.

         As of October 18, 1999, Sonicport changed its name from New World Publishing, Inc. to Sonicport.com, Inc. In February 2000, Sonicport effected its change of state of incorporation from Colorado to Nevada.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BUSINESS (CONTINUED)

         As of November 22, 1999, Communications Television Inc., a wholly owned subsidiary of Sonicport, changed its name to Sonicport.com, Inc., a California corporation.

         New World was incorporated in Colorado on December 28, 1994. New World had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Therefore, no pro forma information is presented.

         Effective July 23, 1999, Sonicport purchased 96 Points of Presence ("POP's"). Sonicport committed to issue 50,000 shares of restricted common stock with piggyback registration rights and 250,000 restricted shares to purchase the POP's. The shares issued were valued at $1,125,000 using the closing price of Sonicport's common stock on July 23, 1999, the closing date of the acquisition. The closing price was $5 per share, discounted by 25% to reflect the issuance of restricted stock.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of Sonicport.com, Inc. and its wholly owned subsidiaries, Sonicport.com, Inc. (the California corporation) and Sonicport POP's, Inc. (a California corporation), (collectively, the "Company"). All intercompany accounts and transactions have been eliminated.

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, during the year ended March 31, 2000 and the period from July 20, 1998 (inception) to March 31, 1999, the Company incurred net losses of $9,205,016 and $1,689,222, respectively, and it had negative cash flows from operations of $3,934,822 and $920,091, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to generate revenues.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Basis of Presentation (Continued)
         ---------------------
         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         Management plans to achieve a level of sales adequate to support the Company's cost structure. The Company believes that its subscription base will grow considerably once its Internet service provider network infrastructure has been launched and aggressive advertising can begin.

         Estimates
         ---------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents
         -------------------------
         For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Property and Equipment
         ----------------------
         Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives as follows:

                  Furniture and fixtures                               5 years
                  Office equipment                                     5 years
                  Computer equipment                                   3 years
                  Leasehold improvements       Shorter of initial lease period
                                                       or useful life of asset

         Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Development Stage Enterprise
         ----------------------------
         The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

         Loss per Share
         --------------
         The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

         Income Taxes
         ------------
         The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes, if applicable, represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Advertising expense
         -------------------

         Advertising costs are charged to expense as incurred. For the year ended March 31, 2000 and the period from July 20, 1998 (inception) to March 31, 1999, the Company recorded advertising expense of $118,991 and $100, respectively.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Stock Options
         -------------
         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

         Impairment of Long-Lived Assets
         -------------------------------
         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. To date, no impairment has occurred.

         Fair Value of Financial Instruments
         -----------------------------------
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable and convertible promissory notes also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same or the difference is immaterial.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Comprehensive Income
         --------------------
         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in any period presented.

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

         In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.


NOTE 3 - CASH AND CASH EQUIVALENTS

         The Company maintains cash balances at financial institutions located in California. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated to $16,800 at March 31, 2000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


NOTE 4 - DUE FROM RELATED PARTIES

         Due from related parties represents amounts advanced by the Company to various officers and employees. These amounts are non-interest-bearing and have no stated maturity dates. As of March 31, 2000, amounts due from related parties totaled $7,709.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2000 consisted of the following:

                  Furniture and fixtures                          $       72,766
                  Office equipment                                        88,784
                  Computer equipment                                   1,125,000
                  Leasehold improvements                                 101,977
                                                                  --------------

                                                                       1,388,527
                  Less accumulated depreciation and amortization          37,459
                                                                  --------------

                      TOTAL                                       $    1,351,068
                                                                  ==============

         Depreciation and amortization expense for the year ended March 31, 2000 and the period from July 20, 1998 (inception) to March 31, 1999 was $36,538 and $6,634, respectively. At March 31, 2000, the computer equipment had not been put into service, and therefore, no depreciation has been recorded.

         During the year ended March 31, 2000, the Company disposed of property and equipment with a cost of $9,284 and accumulated depreciation of $5,713. The Company has recorded a loss on disposal of $3,571.


NOTE 6 - NOTES PAYABLE

         Notes payable at March 31, 2000 consisted of the following:

                  Notes payable, interest at 10%, unsecured,
                          due April 3, 2000.                    $        355,000
                  Less current portion                                   355,000
                                                                ----------------

                           LONG-TERM PORTION                    $              -
                                                                ================

         On September 28, 1999, the due date of the notes was extended from October 31, 1999 to April 3, 2000. As part of the extension of the due date, the note holders were granted a total of 74,000 warrants for the purchase of restricted shares of the Company's common stock. The warrants have an exercise price of $2.94, vest immediately, and expire on October 1, 2004. The Company recorded a finance charge of $73,778, representing the difference between the Company's common stock price on the extension date of $3.937 and the exercise price of the warrants. On April 3, 2000, the Company paid off all outstanding principal and interest related to the notes payable.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 7 - CONVERTIBLE PROMISSORY NOTES

         Convertible promissory notes at March 31, 2000 consisted of the following:

                  Convertible promissory notes, interest at 10%,
                      unsecured, due May 31, 2001.                 $     500,000
                  Convertible promissory notes, interest at 10%,
                      unsecured, due February 28, 2002                   250,000
                                                                   -------------

                                                                         750,000
                  Less current portion                                   500,000
                                                                   -------------

                           LONG-TERM PORTION                       $     250,000
                                                                   =============

         On May 31, 1999, the Company entered into a Subscription Agreement for 10, 10% Convertible Promissory Notes (the "Notes") for $50,000 each. The holders of the Notes have the option to convert the Notes at the earlier of the effective date of a registration statement or 120 days from the date of the Notes. The Notes are convertible at the lesser of $2.50 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The Company incurred offering costs of $50,000 in connection with the issuance of the Notes. The Company recorded deferred financing costs of $550,000, representing the difference between the $2.50 exercise price of the Notes and the Company's stock price of $5.25 on the issuance date. Such costs were charged to interest expense during the three months ended September 30, 1999 when the Notes first became eligible for conversion. Interest is due on each Note on January 1 and July 1. Principal and any unpaid interest are due on May 31, 2001 if the notes have not been converted prior to such date by either party to the Notes.

         A provision of the Subscription Agreement required the Company to file a registration statement within 150 days of May 31, 1999. If a registration statement was not filed within 150 days, the Company would be liable to the holders of the Notes for liquidated damages at the rate of 2% of the face value of the Notes for each delinquent 30-day period. At March 31, 2000, the Company had recorded a finance charge of $60,000 for the liquidated damages.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 7 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         On April 11, 2000, the holders of the Notes and the Company entered into an amendment to the Subscription Agreement for the Notes. The amendment waived the unpaid interest of $41,667 and converted the principal of the Notes and liquidated damages into 224,000 restricted shares of common stock of the Company at a conversion price of $2.50. The Company has not recorded any additional financing costs because the conversion price calculated on the conversion date was greater than $2.50.

         On July 8, 1999, the Company entered into a Subscription Agreement for a 10% Convertible Promissory Note (the "July Note") for $275,000. The holder of the July Note has the option to convert the July Note at anytime after the closing date of the July Note. The July Note is convertible at the lesser of $2.50 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The Company incurred offering costs of $26,250 in connection with the issuance of the July Note. The Company recorded a financing charge of $357,500, representing the difference between the $2.50 exercise price of the July Note and the Company's stock price of $5.75 on the issuance date. Interest is due on the July Note on January 1 and July 1. Principal and any unpaid interest are due on July 31, 2001 if the July Note has not been converted prior to such date by either party to the July Note. On March 31, 2000, all principal and unpaid interest related to the July Note were converted into 118,009 restricted shares of common stock of the Company at a conversion price of $2.50.

         On August 24, 1999, the Company entered into a Subscription Agreement for a 10% Convertible Promissory Note (the "August Note") for $250,000. The holder of the August Note has the option to convert the August Note at anytime after the closing date of the August Note. The August Note is convertible at the lesser of $2.00 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The Company incurred offering costs of $26,250 in connection with the issuance of the August Note. The Company recorded a financing charge of $296,875, representing the difference between the $2.00 exercise price of the August Note and the Company's stock price of $4.38 on the issuance date. Interest is due on the August Note on March 1 and September 1. Principal and any unpaid interest are due on August 31, 2001 if the August Note has not been converted prior to such date by either party to the August Note. On March 31, 2000, all principal and unpaid interest related to the August Note were converted into 132,531 restricted shares of common stock of the Company at a conversion price of $2.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 7 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         On August 25, 1999, the Company entered into a Subscription Agreement for nine, 10% Convertible Promissory Notes (the "August Notes") for $25,000 each. The holders of the August Notes have the option to convert the August Notes at anytime after the closing date of the August Notes. The August Notes are convertible at the lesser of $3.25 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The Company incurred offering costs of $17,500 in connection with the issuance of the August Notes. The Company recorded a financing charge of $53,846, representing the difference between the $3.25 exercise price of the August Notes and the Company's stock price of $4.13 on the issuance date. Interest is due on the August Notes on March 1 and September 1. Principal and any unpaid interest are due on August 31, 2001 if the August Notes have not been converted prior to such date by either party to the August Notes. In August 1999, August Notes totaling $175,000 were converted into 54,829 shares of the Company's common stock at conversion prices ranging from $3.17 to $3.25. On March 31, 2000, all principal and unpaid interest related to the remaining August Notes were converted into 15,384 restricted shares of common stock of the Company at a conversion price of $3.09.

         On October 15, 1999, the Company entered into a Subscription Agreement for a 10% Convertible Promissory Note (the "October Note") for $25,000. The holder of the October Note has the option to convert the October Note at anytime after the closing date of the October Note. The October
         Note is convertible at the lesser of $0.50 or 65% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The Company recorded a financing charge of $187,500, representing the difference between the $0.50 exercise price of the October Note and the Company's stock price of $4.25 on the issuance date. Principal and any unpaid interest are due on April 15, 2000 if the October Note has not been converted prior to such date by either party to the October Note. On March 31, 2000, all principal and unpaid interest related to the October Note were converted into 52,292 restricted shares of common stock of the Company at a conversion price of $0.50.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 7 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         On October 31, 1999 and November 4, 1999, the Company entered into a Subscription Agreement for two, 10% Convertible Promissory Notes (the "October and November Notes") for $200,000 each. The holder of the October and November Notes has the option to convert the October and November Notes at anytime after the closing date of the October and November Notes. The October and November Notes are convertible at the lesser of $1.50 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The Company recorded a financing charge of $716,665, representing the difference between the $1.50 exercise price of the October and November Notes and the Company's stock price of $4.25 and $4.13 on the respective issuance dates. Interest is due on the October and November Notes on April 1 and October 1. Principal and any unpaid interest are due on October 31, 2001 and November 4, 2001, respectively, if the October and November Notes have not been converted prior to such date by either party to the October and November Notes. On December 31, 1999, principal and unpaid interest related to the October Note were converted into 135,555 restricted shares of common stock of the Company at a conversion price of $1.50. On March 31, 2000, principal and unpaid interest related to the November note were converted into 138,742 restricted shares of common stock of the Company at a conversion price of $1.50.

         On December 15, 1999, the Company entered into a Subscription Agreement for a 10% Convertible Promissory Note (the "Dec15 Note") for $10,000. The holder of the Dec15 Note has the option to convert the Dec15 Note at anytime after the closing date of the Dec15 Note. The Dec15 Note is convertible at the lesser of $0.50 or 65% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The Company recorded a financing charge of $77,620, representing the difference between the $0.50 exercise price of the Dec15 Note and the Company's stock price of $4.28 on the issuance date. Principal and any unpaid interest are due on June 15, 2001 if the Dec15 Note has not been converted prior to such date by either party to the Dec15 Note. On March 31, 2000, all principal and unpaid interest related to the Dec15 Note were converted into 20,583 restricted shares of common stock of the Company at a conversion price of $0.50.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 7 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         On December 29, 1999, the Company entered into a Subscription Agreement for 13, 15% Convertible Promissory Notes (the "Dec29 Notes") for an aggregate of $500,000. The holders of the Dec29 Notes have the option to convert the Dec29 Notes at anytime after the maturity date or within 10 days after the Company's notification of its intention to redeem the Dec29 Notes. The Dec29 Notes are convertible at the rate of $2.50 per share of common stock. The Company incurred offering costs of $50,000 in connection with the issuance of the Dec29 Notes. The Company recorded deferred financing costs of $320,000, representing the difference between the $2.50 exercise price of the Dec29 Notes and the Company's stock price of $4.10 on the issuance date. Interest is due on the Dec29 Notes on June 1 and December 1. Principal and any unpaid interest are due on January 29, 2001 if the Dec29 Notes have not been converted prior to such date by either party to the Dec29 Notes. In February 2000, the Company paid off all outstanding principal and interest related to the Dec29 Notes. Upon payoff, the related deferred financing costs were charged to interest expense.

         On December 31, 1999, the Company entered into a Subscription Agreement for a 10% Convertible Promissory Note (the "Dec31 Note") for $50,000. The holder of the Dec31 Note has the option to convert the Dec31 Note at anytime after the closing date of the Dec31 Note. The Dec31 Note is convertible at the lesser of $2.50 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The Company incurred offering costs of $6,500 in connection with the issuance of the Dec31 Note. The Company recorded a financing charge of $32,000, representing the difference between the $2.50 exercise price of the Dec31 Note and the Company's stock price of $4.10 on the issuance date. Interest is due on the Dec31 Note on April 1 and October 1. Principal and any unpaid interest are due on December 31, 2001 if the Dec31 Note has not been converted prior to such date by either party to the Dec31 Note. On January 12, 2000, all principal and unpaid interest related to the Dec31 Note were converted to 20,000 restricted shares of common stock of the Company at a conversion price of $2.50. Upon conversion, the related deferred financing costs were charged to interest expense.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 7 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         On January 17 and January 26, 2000, the Company entered into a Subscription Agreement for two, 10% Convertible Promissory Notes (the "January Notes") for $100,000 and $150,000, respectively with a director of the Company. The holder of the January Notes has the option to convert the January Notes at anytime after the closing date of the January Notes. The January Notes are convertible at the lesser of $2.50 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The Company recorded a financing charge of $169,374, representing the difference between the $2.50 exercise price of the Note and the Company's stock price of $4.20 and $4.19 on the respective issuance dates. Interest is due on the January Notes on April 1 and October 1. Principal and any unpaid interest are due on February 28, 2002 if the January Notes have not been converted prior to such date by either party to the January Notes.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The Company leased its corporate offices under a one-year operating lease agreement that expired July 1, 1999. Rent expense was $33,000 and $44,000 for the year ended March 31, 2000 and the period from July 20, 1998 (inception) to March 31, 1999, respectively.

         The Company has entered into a three-year lease, commencing September 1, 1999 for new corporate offices. Rent expense under the new agreement was $53,570 for the year ended March 31, 2000.

         The Company leases a vehicle under a three-year operating lease agreement. Rent expense for the year ended March 31, 2000 and the period from July 20, 1998 (inception) to March 31, 1999 was $5,424 and $2,082, respectively.

         The Company is the lessee in various other operating leases.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Leases (Continued)
         ------
         Future minimum lease payments under these leases were as follows:

                  Year Ending
                    March 31,
                    ---------

                      2001                                       $       152,035
                      2002                                               150,952
                      2003                                                68,348
                                                                 ---------------

                           TOTAL                                 $       371,335
                                                                 ===============

         Litigation
         ----------

         The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 9 - SHAREHOLDERS' EQUITY

         Preferred Stock
         ---------------
         The Company has 10,000,000 authorized shares of no par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution. During the year ended March 31, 2000 and the period from July 20, 1998 (inception) to March 31, 1999, the Company issued 549,303 and 1,072,505 shares, respectively, valued at $473,500 and $924,500, respectively, in a private placement. The Company incurred offering costs of $0 and $181,950 during the year ended March 31, 2000 and the period from July 20, 1998 (inception) to March 31, 1999, respectively, related to the sale of the preferred stock. This preferred stock was converted into common stock at the time of the reverse merger.

         Stock Options
         -------------
         In August 1999, the Company implemented its 1999 Stock Option Plan (the "Plan"). Under the Plan, the maximum aggregate number of shares which may be optioned and sold is 2,200,000. The exercise price shall not be less than the fair market value on the date of grant of the option and shall not be less than 110% of the fair market value on the date of grant to any 10% owners of the Company. These options vest in varying increments over varying periods and expire five years from the date of vesting.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 9 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Options (Continued)
         -------------
         During the year ended March 31, 2000 and the period from July 20, 1998 (inception) to March 31, 1999, the Company granted 2,748,250 and 1,235,498 non-qualified stock options, respectively, to certain employees and non-employees that may be exercised at prices ranging between $0.44 and $10, and $0.04 and $0.43 per share, respectively. These options vest in varying increments over varying period and expire five years from the date of vesting.

         The following table summarizes certain information relative to stock options:

                                            1999 Stock Option Plan                Outside of Plan
                                      ---------------------------------  ---------------------------------
                                                           Weighted-                          Weighted-
                                                            Average                            Average
                                                           Exercise                           Exercise
                                          Shares            Price            Shares             Price
                                      ---------------- ----------------  --------------- -----------------
         Outstanding, July 20,
           1998                                     -  $        -                     -      $        -
         Granted                              835,846  $     0.08               399,652      $     0.18
                                      ----------------                   ---------------

         Outstanding, March 31,
           1999                               835,846  $     0.08               399,652      $     0.18
         Granted                            1,698,000  $     4.14             1,050,250      $     3.73
                                      ----------------                   ---------------

         OUTSTANDING, MARCH 31,
           2000                             2,533,846  $     2.80             1,449,902      $     2.75
                                      ================                   ===============

         EXERCISABLE, MARCH 31,
           2000                             1,110,846  $     1.11               667,402      $     1.69
                                      ================                   ===============

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 9 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Options (Continued)
         -------------
         The weighted-average life of the options outstanding and exercisable at March 31, 2000 is 3.09 years. The exercise prices for the options outstanding at March 31, 2000 ranged from $0.04 to $10, and information relating to these options is as follows:

                                                                                     Weighted-
                                                                                      Average
                 Range of             Stock Options          Stock Options           Remaining
            Exercise Prices            Outstanding            Exercisable         Contractual Life
            ---------------            -----------            -----------         ----------------
           $      0.04 - 0.43             1,235,498             1,235,498              2.64 years
           $      0.44 - 1.00                25,000                25,000              3.33 years
           $      1.01 - 3.00               316,250               316,250              3.25 years
           $     3.01 - 10.00             2,407,000               201,500              3.13 years
                                 ------------------    ------------------

                                          3,983,748             1,778,248
                                 ==================    ==================

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB Opinion No. 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the year ended March 31, 2000 and the period from July 20, 1998 (inception) to March 31, 1999 would have been increased to the pro forma amounts indicated below:

                                                                2000                 1999
                                                         ------------------   -----------------
                  Net loss as reported                   $      (9,205,016)   $     (1,689,222)
                  Net loss, pro forma                    $     (10,433,570)   $     (3,030,933)
                  Basic loss per share as reported       $           (0.39)   $          (0.09)
                  Basic loss per share, pro forma        $           (0.45)   $          (0.15)

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 9 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Options (Continued)
         -------------
         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended March 31, 2000 and the period from July 20, 1998 (inception) to March 31, 1999: dividend yields of 0% and 0%, respectively; expected volatility of 70% and 100%, respectively; risk-free interest rates of 6.4% and 5.2%, respectively; and expected lives of five and five years, respectively. The weighted-average exercise price was $4.14 at March 31, 2000.

         For options granted during the year ended March 31, 2000 and the period from July 20, 1998 (inception) to March 31, 1999 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $2.92 and $1.96, respectively, and the weighted-average exercise price of such options was $3.25 and $0.11, respectively.

         For the year ended March 31, 2000 and the period from July 20, 1998 (inception) to March 31, 1999, the Company recorded unearned compensation of $17,500 and $0, respectively, for options issued below the deemed fair value for accounting purposes. This amount is being charged to compensation expense.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES

         As of March 31, 2000, the Company had approximately $10,697,000 in net operating loss carryforwards that may be offset against future taxable income. No provision for income taxes for the year ended March 31, 2000 and the period from July 20, 1998 (inception) to March 31, 1999 is required, except for minimum state taxes, since the Company incurred losses during such periods. The deferred income tax benefit of the loss carryforward is the only significant deferred income tax asset or liability of the Company and has been offset by a valuation allowance of the same amount since management does not believe the recoverability of this deferred tax asset during the next fiscal year is more likely than not. Accordingly, no deferred income tax benefit has been recognized in these financial statements.


NOTE 11 - RELATED PARTY TRANSACTIONS

         During the period from July 20, 1998 (inception) to March 31, 1999, the Company received notes receivable for $6,894 from certain officers and employees as payment for the founders' shares issued to them. These notes were repaid on June 30, 1999.

         During the year ended March 31, 2000 and the period from July 20, 1998 (inception) to March 31, 1999, the Company paid $0 and $79,250, respectively, to a director for consulting services rendered.

         During the year ended March 31, 2000 and the period from July 20, 1998 (inception) to March 31, 1999, the Company paid $151,500 and $113,900, respectively, to a company whose owner is a director of the Company for business management services rendered.

         In January 2000, the Company sold $250,000 in convertible promissory notes to a director of the Company (See Note 7.)

         On March 1, 2000, the Company entered into a consulting agreement with a member of the Advisory Board of the Company. The agreement is a six-month agreement, renewable for a second six-month term. As consideration for consulting serivces, the Company is to issue options to purchase 7,500 shares of the Company's common stock at the beginning of each quarter. As of March 31, 2000, the Company recorded consulting expenses of $14,456 related to this consulting agreement.

         During the year ended March 31, 2000, the Company paid consulting expenses totaling $61,728 to the wife of a director of the Company.

NOTE 12 - YEAR 2000 ISSUE

         The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

                                                             SONICPORT.COM, INC.
                                           (FORMERLY NEW WORLD PUBLISHING, INC.)
                                                                  AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 12 - YEAR 2000 ISSUE (CONTINUED)

         The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

         Based on the review of the computer systems, management believes all action necessary to prevent significant additional problems has been taken. While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that they have all taken the necessary steps to prevent any service interruption that may affect the Company.


NOTE 13 - SUBSEQUENT EVENTS

         Subsequent to March 31, 2000, the Company paid off notes payable totaling $355,000.

         On April 11, 2000, convertible promissory note holders converted $500,000 into 224,000 shares of common stock.

         On April 11, 2000, the Company issued 800,000 shares of Series A Convertible preferred stock for $2,000,000 to an investor. On May 19, 2000, 160,000 shares of the Series A convertible preferred stock was redeemed by the Company.

         Subsequent to year ended March 31, 2000, the Company sold 264,000 shares of common stock and 132,000 warrants for $657,000 related to a Private Placement Memorandum dated April 3, 2000 offering up to 2,000,000 shares of common stock at $2.50 per share for $5,000,000.

         Subsequent to year ended March 31, 2000, the Company issued options to purchase 1,393,300 shares of the Company's common stock pursuant to the 1999 Stock Option Plan.

         Subsequent to year ended March 31, 2000, the Company issued its consultants and vendors options to purchase 79,500 shares of the Company's common stock.

         On April 1, 2000, the Company entered into a three-year consulting agreement to provide certain consulting services. The agreement calls for monthly payments of $5,000 in addition to the issuance on April 1, 2000 options to purchase 50,000 shares of the Company's common stock, with options to purchase 20,000 shares per quarter.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors of the Company approved the engagement of Singer, Lewak, Greenbaum & Goldstein LLP. ("SLGG") on July 6, 1999 to serve as the Company's independent public auditor and to conduct the audit of the Company's financial statements for the fiscal year 1998. The decision resulted from the fact that as of May 18, 1999, the Company consummated a transaction, whereby the Registrant acquired all of the issued and outstanding shares of Communications Television, Inc., a California corporation ("CTV") in exchange for the issuance by the Company of a total of 19,020,167 newly issued restricted shares of common voting stock of the to CTV shareholders pursuant to the Agreement and Plan of Reorganization. SLGG were previously engaged by CTV and had an established working relationship.

The audit reports provided by the Company's previous auditor, Janet Loss, C.P.A., P.C. for the previous fiscal years did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to uncertainty, audit scope or accounting principles. There have been no past disagreements between the Company and Janet Loss, C.P.A., P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of the Company, their ages and present positions held with the Company are as follows:

Directors, Officers and Advisory Board Members of the Company

         Name                       Age              Position(s)
         ----                       ---              -----------
         David Baeza                34               President, Chief Executive Officer and Director
         Stanton Dodson             35               Chairman of the Board of Directors
         Richard Shapiro            41               Treasurer, Chief Financial Officer, Executive Vice
                                                                President and Secretary
         John Cooper                40               Director
         Raymond Wong               40               Director
         H. Joe Frazier             65               Director
         Joe Abrell                 65               Director
         Gerry Lawrence             50               Advisory Board
         Duane Eberlein             61               Advisory Board
         Greg Adalian               37               Advisory Board

DAVID BAEZA, President, Chief Executive Officer and Director. Mr. Baeza is a co-founder of the Company and has served as its President and CEO of the Company since July 1998. Mr. Baeza has over 10 years experience in the telecommunications industry. Prior to his position with the Company, Mr. Baeza was the Chief Marketing Officer and Executive Vice President of CGI, a company that specialized in direct marketing of subscription based services. Mr. Baeza served as Director of Sales and Marketing for Federal TransTel, opening their West Coast operations center in Los Angeles and substantially increasing their annual gross sales. As Vice President of Sales for R.J.GORDON & Company (Inc.
500), Mr. Baeza was responsible for increasing the Merchant Bank Portfolio from $10 million annually to $50 million annually. During his tenure at R.J.gordon, Mr. Baeza created and served as President and Executive Director of the Teleservices Industry Association, a non-profit agency that lobbied Capitol Hill to amend the telecommunications bill. Mr. Baeza also designed the first national AIDS/STD toll-free information line for the Center of Disease Control and American Social Health Association. Additionally, Mr. Baeza designed successful Direct Response television applications for Sony's Game Show Network and MTV Europe. Mr. Baeza graduated with a Bachelor of Science degree in Finance from California Polytechnic University and earned his MBA from Nova University in Florida graduating summa cum laude.

STANTON DODSON, Chairman of the Board of Directors. Mr. Dodson is a co-founder of the Company and has served as the Chairman of the Board of Directors since July 1998. Mr. Dodson has spent the last twelve years working as a financier with software, multimedia and Internet companies, most recently serving as President of the software-publisher, Global MediaNet Corporation (GMC) since 1994. He served as executive producer on some of that company's award-winning titles including LEONARD NIMOY'S SCIENCE FICTION I & II; JACK ADVENTURE'S WITH JIM VARNEY; THE BIBLE'S GREATEST STORIES: OLD AND NEW TESTAMENT, and the Martha Stewart endorsed, GROWING GOOD ROSES. Mr. Dodson was also responsible for developing a joint venture to build an online and educational tool for entrepreneurs with Harvard Business School Publications. Mr. Dodson also co-founded Transglobal Capital Corporation in 1994, a NASD-licensed securities Broker-Dealer that he oversaw until he sold the business in 1997. From 1991 to 1994, Mr. Dodson founded and served as President of Ichor Communications, Inc, a consulting company that advised entertainment and multimedia clients on equity financing. The company was acquired by GMC in 1994.

Mr. Dodson attended the University of South Carolina, where he majored in Business Administration with a concentration in Finance.

RICHARD SHAPIRO - Treasurer, Chief Financial Officer, Senior Vice-President and Secretary. Mr. Shapiro joined the Company in July, 2000. Mr. Shapiro has more than 17 years of experience in senior financial management positions. Most recently, he served since 1994 as chief financial officer, director of human resources and a board member of Allstate Communications, Inc., where he oversaw all financial operations of this 450-employee telecommunications and financial management company. He also served as chief operating officer of that company's International Division. During and prior to his years at Allstate Communications, Mr. Shapiro gained experience at both public and private companies in a broad spectrum of financial management activities, including merchant banking, taxation, SEC reporting and international business. He also enjoys extensive knowledge of Internet-based business operations. Mr. Shapiro is a 1983 graduate of California State University Northridge and actively participates in several private foundations in the Los Angeles area.

JOHN COOPER, Director. Mr. Cooper has been a director of the Company since April, 1999. Mr. Cooper has been the President and Chief Technical Officer of Allstate Communications, Inc. (ACI) since 1997. Mr. Cooper joined ACI (a privately held California corporation) in 1995 as its Chief Operating Officer. ACI is a holding company specializing in out-bound business-to-business telemarketing, audiotext, and the development and marketing of software to financial institutions through US Dataworks, a Texas LLC. In 1985, Mr. Cooper joined Real-Share, Inc., a data processing company that supplied transactional services to TeleCheck franchises worldwide. Following Real-Share's acquisition of TeleCheck Southwest in 1985, Mr. Cooper continued as a software developer in Houston, Texas. In 1988, Mr. Cooper headed up the team that developed the transaction processing system for the audiotext industry, under the name Shared Global Systems, Inc. In 1989, Mr. Cooper was named as the first President of Shared Global Systems. In 1992, TeleCheck franchises were bought by First Financial Management (FFM). Mr. Cooper was promoted to Vice President of Management of Information Services for TeleCheck while still serving as the President of Shared Global Systems. In 1995, Shared Global Systems had grown by a factor 10 and enjoyed twice the earnings-margin of its sister companies. FFM was acquired that same year by First Data Company. Mr. Cooper received his B.S. in Computer Science from Western Missouri State in 1984.

H. JOE FRAZIER, Director. Mr. Frazier has been a director of the Company since October, 1999. Mr. Frazier also serves as a director of Simon Transportation, Inc., a NASDAQ listed company. Mr. Frazier served as the Chief Executive Officer for Westinghouse Communities, Inc., a subsidiary of Westinghouse Electric Corporation, from 1973 until 1993. Under Mr. Frazier's direction, Westinghouse Communities, Inc. grew substantially in assets, revenue and enjoyed a 30% annual growth in operating profits. In 1992, Mr. Frazier founded Full House Resort, Inc., a NASDAQ listed company, where he functioned as a director of the company. Prior to his twenty-year tenure at Westinghouse Communities, Inc., Mr. Frazier had been a senior partner with Frazier, Tiballi & Schroeder. Mr. Frazier began his career as a partner in the legal firm of Patterson, Maloney & Frazier in 1962. Mr. Frazier received his Bachelor of Arts degree in Accounting and Finance from the University of Oklahoma and his Juris Doctor law degree from the University of Miami.

JOE ABRELL, Director. Mr. Abrell has been a director of the Company since October, 1999. Mr. Abrell is a communications expert having worked in the field for 40 years. As a newspaper reporter, news magazine correspondent, television journalist/executive, NFL executive and owner of a public relations/marketing firm, he has experienced first hand all facets of the communications, marketing and media industry. As Vice President of the Miami Dolphins, he was instrumental in the building of Joe Robbie Stadium, now renamed Pro Player Stadium, as one of the very few privately financed sports stadiums in the country. In 1963, he became Director of Special News Projects for WTVJ, Miami, Florida, one of the CBS network's most important affiliates. In 1969 he was appointed News Director and in 1972 Director of Public Affairs. He also hosted the successful Miami television news magazine program, Montage, until he left to join the Miami Dolphins in 1984. Most recently he has worked to successfully launch PrimeCo Personal Communications, one of the leaders in the new innovative wireless technology, in the Florida market. He holds a Bachelor of Arts degree in Journalism/Literature from Indiana University, a Masters degree in Political Science from Columbia University, obtained while on the CBS News Fellowship, and also a Juris Doctor law degree from the University of Miami.

RAYMOND WONG, Director. Mr. Wong has been a Director of the Company since October, 1999. Mr. Wong is an Engineering Consultant, specializing in areas of production design, prototype, manufacturing, production, quality and cost management in semiconductor packaging and automated manufacturing. He also consults on factory automation, manufacturing processes, assembly equipment requirements and latest technology trends. In 1990, Mr. Wong started his own consulting firm (WOSTECH Company). Throughout his career, he has worked for many high profile corporations. From 1998 to 1999, Mr. Wong served as a Manufacturing and Process Engineering Manager for Microwave dB Inc. He was an advisor to and assisted in creating an $8 million state-of-the-art manufacturing facility. From 1997 to 1998, Mr. Wong served as a Sr. Staff Manufacturing Engineer for Hughes Space and Communications Co., specializing in satellite communications manufacturing. From 1988 to 1997, Mr. Wong served as an Engineering Manager for M/A Com (AMP Inc.). He set up automated assembly lines that gave the company the competitive edge it needed for market position. During this period the annual sales went from $18 million to $60 million. From 1984 to 1988, Mr. Wong served as Manufacturing/Process Engineering Specialist for TRW Semiconductor (Motorola RF Div.). From 1980-1984, Mr. Wong served as a Sr. Electronic Design Engineer for General Dynamics Corp. Mr. Wong currently serves on the Board of Directors for Powerski International Corp. This Company is developing a new sport/motorized jet board. Mr. Wong graduated with a Bachelor of Science degree in Electrical Engineering from the University of Pittsburgh with a minor in Computer Science.

GERRY LAWRENCE, Advisory Board. Beginning in 1975, Mr. Lawrence was a Field Sales Engineer for Intel, responsible for all Intel sales in the Northern California Bay area. Mr. Lawrence quickly moved up within the sales ladder of the company securing such positions over the years as District Sales Manager, Regional Sales Manager, Product Marketing Manager, North American Distributor Sales Manager and North American Distributor Marketing Manager. Mr. Lawrence's accomplishments included management of all agreements with worldwide partners for sourcing of Intel product lines and licensing of software. Mr. Lawrence's most recent position of North American Distributor Marketing Manager required him to be responsible for all marketing and sales programs for the Intel 486, Pentium, Pentium Pro and Pentium II product lines, a billion dollar business. During his tenure, Intel grew from a $100 million company to a $25 billion annual revenue company. Mr. Lawrence received his B.S. in Engineering from the United States Military Academy, West Point, his M.S. in Mechanical Engineering from the University of Colorado and his M.S. in Materials Science from Stanford University.

GREG ADALIAN, Advisory Board. Mr. Adalian is an expert in the field of telephony hardware and software development and integration. He provides consulting services to Tele-Marc Direct, Inc., an audio text service bureau, where he designed, engineered and built a 458-seat call center with the capacity to answer 30,000 simultaneous calls. Mr. Adalian was Co-Founder and Vice President of Lo/Ad Communications, a domestic and international service bureau for pay-per-call services. Lo/Ad Communications was the force behind the very first interactive 900 service in the United States. The company built and maintained audio text facilities in 22 U.S. cities and four foreign countries. A number of years ago, Mr. Adalian founded the very successful INFOTEXT and RESPONSE TV magazines. He attended Long Beach State University, where he majored in Biology.

DUANE EBERLEIN, Advisory Board. Mr. Eberlein is a finance and accounting professional with industry, public accounting and business experience, with expertise in public and private financing, SEC reporting, tax, FASB and other accounting issues, computer systems and internal controls. Throughout his career, he has had extensive experience with many high profile corporations. Since 1998, Mr. Eberlein has served as a management consultant, providing financial, accounting and tax services to clients in Southern California. He has established a consulting practice providing clients with part-time and interim CFO services. From 1994 to 1997 he was the Executive Vice President and CFO for Inland Entertainment Corporation (currently known as Venture Catalyst, Inc.) where he helped in taking the company public in 1995 and listing it on the NASDAQ National Market System. Mr. Eberlein served as CFO for public and private companies, including the Sands Hotel & Casino, with operations in Las Vegas, Nevada, Atlantic City, New Jersey and San Juan, Puerto Rico. Mr. Eberlein's public accounting experience includes seven years in "Big 5" accounting firms, including two years as a partner with Ernst & Young.

KEY EMPLOYEES AND CONSULTANTS

SYLVIA HANNA, Director of Internet Development. Ms. Hanna joined the Company in September 1999. She is accomplished in all aspects of building strategic alliances, staff development and management, facilities planning, administrative services, and cost control. Her most recent position was with Cybernet Ventures, Inc. where one of her key projects was the development of a vertically integrated portal for men 25-40 years old. Ms. Hanna developed, staffed and managed programming, web development and the business development departments. She developed and negotiated strategic alliances for co-branding with established online companies for content development. She has worked closely with the programmers and negotiated with outside vendors to build a hardware infrastructure to support mass data storage and throughput. Prior to her tenure at Cybernet Ventures, Ms. Hanna was with Allstate Communications, Inc. where she held several managerial positions and played an integral part in the company's Internet Marketing and Development. She attended Cal State University Northridge, where she majored in English.

MEKKI EL BOUSHI, Director of Technology. Mr. El Boushi joined the Company in October, 1999. Prior to joining the Company, he was with Cybernet Ventures, a portal development company, where he led the web development team overseeing all aspects of technology design and implementation. From 1995 to 1999, Mr. El Boushi served as an Astrophysicist for NASA's Jet Propulsion Laboratories (the lead U.S. center for robotic exploration of the solar system) - Mission Simulation & Instrument Modeling - designing and implementing key components of the Mars Pathfinder mission and the Hubble Telescope. From 1993 to 1995, he served as a Research Scientist for NASA's Jet Propulsion Laboratories - Mission Ground System Office. Prior to this position, from 1990 to 1993, he served as a Member of the Technical Staff - Mission Sequence and Profile for the Galileo mission. Prior to his tenure with NASA, Mr. El Boushi served as Systems Engineer for Gilbreath and Horning and as a Research Assistant at the Institute of Geophysics and Planetary Physics at the University of California at os Angeles. Mr. El Boushi received his M.S. in Physics from California State University of Los Angeles and his B.S. in Geophysics and Space Physics from University of California at Los Angeles.

ROBIN ALLEN BEHAR, Director of Television Marketing. Ms. Behar joined the Company in August 1999. She began her career in 1991 at Williams Worldwide as Director of Marketing managing the agency's corporate direct response clientele including DirecTV, Estee Lauder, Kal Kan, Bruan, Hoover, and Quaker State. In 1996, she joined Williams Worldwide Televison, the International sister company of Williams Worldwide, as the International Brand Manager. She launched the global marketing campaigns for Murad International Skin Care and Sobakawa Pillow. In August of 1997, Ms. Behar was named Managing Director of Latin America where she was responsible for all regional distribution sales and strategic planning as well as direct marketing operations in Mexico City and Sao Paolo. She holds a BA in Communication Studies from Cal State University Northridge and an Italian Minor from CSUN/University at Florence, Italy.

LINDA BOORMAN, Vice President. Ms. Boorman has been with the Company since August 1998. She began her career at R.J.gordon & Company (Inc. 500), a leader in the information services industry. After leaving R.J.gordon & Company, Ms. Boorman worked with Mr. Baeza to create a non-profit association for the benefit of the information services industry. She left the association to assist in the launch of the Los Angeles-based operations for Federal TransTel, Inc. Ms.Boorman completed her Bachelor of Arts degree with a double major in Journalism and Sociology at Baylor University in 1991.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years ended March 31, 1999 and March 31, 2000 by those persons who served as Chief Executive Officer and any Named Executive Officer who received compensation in excess of $100,000 during such years.

                                         SUMMARY COMPENSATION TABLE (US$)

                                                                 Long-Term Compensation
                                                                   Annual Compensation          Awards
                                                            --------------------------------  ------------
                                                               Other
                                                               Annual         Securities       All Other
Name and                            Salary         Bonus      Compensa-       Underlying       Compensa-
Principal Position         Year     ($)(1)        ($)(3)      tion ($)(4)       Options (#)     tion ($)
-------------------------- ----  -------------  ----------- ---------------  ---------------  ------------
David Baeza,               2000     174,383        7,000          0             50,000
President and CEO
                           1999      63,333                       0

Stanton Dodson,            2000     165,305       17,799          0             50,000
Chairman
                           1999      32,800

Bill Cooper                2000     134,646            0          0             27,500
Former Chief
Financial Officer

------------------------------------

(1) No officers received or will receive any bonus or other annual compensation other than salaries during fiscal year 1999 and 2000, other than stated above. The table does not include any amounts for personal benefits extended to officers of the Company, such as the cost of automobiles, life insurance and supplemental medical insurance, because the specific dollar amounts of such personal benefits cannot be ascertained. Management believes that the value of non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 2000 did not exceed the lesser of US$50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, US$50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2)      No officers received or will receive any long term incentive plan
         (LTIP) payouts or other payouts during fiscal year 2000.

(3)      Bonus awarded based on performance.


Option Grants in Fiscal Year 2000
---------------------------------

The following table provides information on option grants to the Named Executive Officers and the Company's directors in Fiscal Year 2000.

                                         OPTION GRANTS IN LAST FISCAL YEAR
                                                (INDIVIDUAL GRANTS)


                                        Percentage of
                          Number of     Total Options
                         Securities       Granted
                         Underlying     to Employees      Exercise       Expiration
       Name            Options Granted  in Fiscal Year   Price ($/sh)       Date
---------------------  ---------------  --------------  --------------  -------------
David Baeza                 50,000                          $4.40          8/17/04

Stanton Dodson              50,000                          $4.40          8/17/04

John Cooper                 25,000                           $.50           7/1/04
                            15,000                          $4.0625        10/1/04
                            15,000                          $4.5156         1/1/05
                            15,000*                         $4.3430         4/3/05
                            15,000*                         $1.5000         7/3/05

Ray Wong                    15,000                          $4.0625        10/1/04
                            15,000                          $4.5156         1/1/05
                            15,000*                         $4.3430         4/3/05
                            15,000*                         $1.5000         7/3/05

H. Joe Frazier              45,000                          $4.0625        10/1/04
                            15,000                          $4.5156         1/1/05
                            15,000*                         $4.3430         4/3/05
                            15,000*                         $1.5000         7/3/05

Joe Abrell                  15,000                          $4.0625        10/1/04
                            30,000                          $4.3125       10/19/04
                            15,000                          $4.5156         1/1/05
                            15,000*                         $4.3430         4/3/05
                            15,000*                         $1.5000         7/3/05


*Options granted in 2001 Fiscal Year; not included in the percentage of total options granted in Fiscal Year 2000. ** Less than 1%

                                      AGGREGATE FISCAL YEAR-END OPTION VALUES

                              Number of Securities
                             Underlying Unexercised                Value of Unexercised
                                  Options                         In-the-Money Options At
      Name                Held at Fiscal Year-End (#)              Fiscal Year-End ($)(1)
                        Exercisable     Unexercisable         Exerciscable        Unexercisable
David Baeza               50,000            0                    0
Stanton Dodson            50,000            0                    0
John Cooper               55,000            0                    $14,762
Ray Wong                  30,000            0                    $1,643
H. Joe Frazier            60,000            0                    $10,082
Joe Abrell                60,000            0                    $2,582

----------

(1) Based on the difference between the option exercise price and the fair market value per shared based on the closing price of $4.3438 reported by the NASD OTC Bulletin Board on March 31, 2000.

The Company's 1999 Stock Option Plan is administered by the Compensation Committee of the Board of Directors, which consists of Messrs. Cooper and Frazier. The Compensation Committee determines to whom options are granted, the number of shares subject to each option, the vesting schedule and the exercise price. The exercise price may not be less than the fair market value of the Common Stock on the date of grant. Options generally vest over five years and have a duration of ten years. The exercise price may be paid in cash, by delivering shares of Common Stock already owned by the option holder or by complying with any other payment mechanism approved by the plan administrator. Subject to certain limitations, the Compensation Committee may modify the terms of and reprice outstanding options.

OPTION EXERCISES IN 2000

No Named Executive exercised any stock option in Fiscal Year 2000.

1999 STOCK OPTION PLAN
DESCRIPTION

The Company's Board of Directors adopted the 1999 Stock Option Plan (the "Plan") in August, 1999, which was approved by the Company's shareholders at the special meeting of shareholders held on October 12, 1999. The Plan provides for the grant to directors, officers, employees and consultants of the Company (including its subsidiaries) of options to purchase up to an aggregate of 2,200,000 shares of Common Stock. Options granted under the Plan may be "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified options.

The exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). The Code currently limits to $100,000 the aggregate value of Common Stock that may be acquired in any one year pursuant to incentive stock options under the 1999 Plan or any other option plan adopted by the Company. Nonqualified options may be granted under the 1999 Plan at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. Nonqualified options also may be granted without regard to any restriction on the amount of Common Stock that may be acquired pursuant to such options in any one year.

Options granted under the Plan may not be exercised more than ten years after the grant (five years after the grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company).

PARTICIPATION IN THE 1999 PLAN

All of the Company's executive officers, directors, employees and consultants of the Company and its subsidiary will be eligible to participate in the Plan. The Company has granted a total of 1,583,752 options under the Plan as of March 31, 2000 (2,533,846 total stock options). The Company also issued other options outside the Plan.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The laws of the State of Nevada and the Company's Bylaws provide for indemnification of the Company's directors for liabilities and expenses that they may incur in such capacities. In general, directors and officers are indemnified with respect to actions taken in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company, and with respect to any criminal action or proceeding, actions that the indemnitee had no reasonable cause to believe were unlawful.

The Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

COMPENSATION OF DIRECTORS

The Company reimburses each Director for reasonable expenses (such as travel and out-of -pocket expenses) in attending meetings of the Board of Directors. Each director has received certain options to purchase the Company's common stock as compensation for his services as Director. In addition, Messrs. Eberlein and Lawrence have also received certain options for their respective consulting services for the Company. See "Executive Compensation - Options".

AUDIT COMMITTEE

The Company's Board of Directors established an Audit Committee, composed of the three outside directors, Messrs. Frazier, Abrell and Mr. Wong. The principal functions of the Audit Committee include making recommendations to the Board regarding the selection of independent public accountants to audit annually the books and records of the Company, reviewing the proposed scope of each audit and reviewing the recommendations of the independent public accountants as a result of their audit of the Company. The Audit Committee will also periodically review the activities of the Company's accounting staff and the adequacy of the Company's internal controls.

EMPLOYMENT AND RELATED AGREEMENTS

There are no employment agreements with Messrs. Baeza and Dodson at this time. The Company anticipates that such agreements will be entered into in fiscal year 2001. The Company has entered into an employment agreement with a key employee, Sylvia Hanna as of September 1, 1999, pursuant to which Ms. Hanna has been retained as the Company's Director of Internet Business Development. Ms. Hanna has also been granted 372,000 options to purchase the Company's Common Stock, 20,000 of which have been fully vested at the time of signing the employment agreement and the remaining 352,000 are granted and vested over time for each year of her employment with the Company. Ms. Hanna's employment agreement is for a three year term, renewable at the parties mutual consent. The Company has also entered into employment agreements with Mekki El Boushi and Linda Boorman. The agreement with Mr. El Boushi is for a two-year term, and the agreement with Ms. Boorman is for a two and half year term. Ms. Boorman and Mr. El Boushi have been granted, respectively, a total of 200,000 options each pursuant to their respective agreements with the Company. Such options are vested over the term of their respective agreements.

COMPENSATION AND AUDIT COMMITTEES; COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION

The Board has a Compensation Committee comprised of Messrs. Cooper and Frazier, and an Audit Committee comprised of Messrs. Frazier, Abrell and Wong, who may be deemed to be outside/non-employee directors.

The Compensation Committee reviews and approves the annual salary and bonus for each executive officer (consistent with the terms of any applicable employment agreement), reviews, approves and recommends terms and conditions for all employee benefit plans (and changes thereto) and administers the Company's stock option plans and such other employee benefit plans as may be adopted by the Company from time to time.

The Audit Committee reports to the Board regarding the appointment of the independent public accountants of the Company, the scope and fees of the prospective annual audit and the results thereof, compliance with the Company's accounting and financial policies and management's procedures and policies relative to the adequacy of the Company's system of internal accounting controls.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2000, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 1641 20th Street, Santa Monica, California 90404.

NAME AND ADDRESS                    SHARES OF           PERCENT OF SHARES
OF BENEFICIAL OWNER             COMMON STOCK              OUTSTANDING

David Baeza(1) (3)                7,376,934                     28.27%
Stanton Dodson(1) (4)             6,417,915                     24.59%
Richard Shapiro (1) (5)                   0                          %
John Cooper (1) (6)                   2,000                         *%
Ray Wong(1)(7)                      185,615                         *%
Joe Abrell(1)(8)                          0                         0%
H.J. Joe Frazier(1)(9)                    0                         0%
Bill Cooper (10)                    522,044                      2.00%
All Officers and                 13,981,464                     52.86%
                                 ==========                     ======
Directors as a Group
(7 persons)

-------------------
*       Less than 1%

NAME AND ADDRESS OF                SHARES OF          PERCENT OF SHARES
BENEFICIAL OWNER                PREFERRED STOCK          OUTSTANDING
                                      (11)
------------------------------ ------------------- ------------------------

Societe Financiere                   640,000                     100%
Privee, S.A
3, Rue Maurice, CH-1204
Geneve, Switzerland

Total                                640,000                     100%
                                     =======                     ====

-------------------
*       Less than 1%

(1)      C/o Sonicport.com, Inc. address: 1641 20th Street, Santa Monica, CA
         90404.
(2)      Based on 26,094,986 shares outstanding as of June 30, 2000.
(3) Excludes 50,000 options exercisable at $4.40 per share granted to Mr. Baeza under 1999 Plan, as herein defined. The options were fully vested at the date of grant.
(4) Excludes 50,000 options exercisable at $4.40 per share granted to Mr. Dodson under 1999 Plan, as herein defined. The options were fully vested at the date of grant.
(5) Excludes 150,000 options exercisable at $1.50 per share granted to Mr. Shapiro in July, 2000. The options were fully vested at the date of grant. Mr. Shapiro has been granted an additional number of a total of 750,000 options, none of which will be vested in a less than a six-months period.
(6) Excludes a total of 85,000 options exercisable at various exercise prices per share (see page 44) granted to Mr. Cooper. The options were fully vested at the date of grant. Also, does not include the 8,500 options granted to Shoshana Cooper, Mr. Cooper's wife for rendering consulting services to the Company.
(7) Excludes 60,000 options exercisable at various exercise prices per share (see page 44) granted to Mr. Wong. The options were fully vested at the date of grant.
(8) Excludes 90,000 options exercisable at various exercise prices per share (see page 44) granted to Mr. Abrell. The options were fully vested at the date of grant.
(9) Excludes 90,000 options exercisable at various exercise prices per share (see page 44). The options were fully vested at the date of grant. Also, excludes 100,000 shares of common stock issuable upon conversion of $250,000 Convertible Debenture.
(10) Excludes 27,500 options of which 20,000 are exercisable at $4.00 per share, and 7,500 options are exercisable at $4.25 per share. Mr. Cooper resigned as the Company's Chief Financial Officer in February, 2000. Mr. Cooper's address is 8721 Santa Monica Blvd., # 148, Los Angeles, California 92069. (1)
(11) The Company issued 800,000 shares of Series A Convertible Preferred Stock to Societe Financiere Privee, S.A. pursuant to the resolution of the Board of Directors of the Company dated April 11, 2000. Each share of Series A Convertible Preferred Stock may be converted to Common Stock of the Company at a conversion price equal to sixty percent (60%) of the average closing bid price for a period of ten (10) trading days immediately preceding the date of conversion based upon the conversion value per share of Series A Convertible Preferred Stock of $2.50 (plus any declared but unpaid dividends). The Company redeemed 160,000 shares of Series A Convertible Preferred Stock.

As used in this table, "beneficial ownership" is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown.

The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

As of June 30, 2000 there were approximately 187 shareholders of record and approximately 500 beneficial owners. The percentage of beneficial ownership is based upon 26,094,986 shares of Common Stock outstanding as of June 30, 2000 as recorded by the transfer agent.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to this Offering, the Company sold certain convertible notes and debentures to certain accredited investors for the purpose of funding ongoing operations.

CONVERTIBLE DEBENTURES

On May 31, 1999, the Company sold $500,000 principal amount of 10 % Convertible Debentures Due May 31, 2001 ("May Debentures") to private accredited investors. The Company also sold in July, 1999, $275,000 principal amount of 10% Convertible Debentures Due July 30, 2001 to a private accredited investor ("July Debentures"). The conversion price of the May and July Debentures is the lesser of $2.50 per share or 75% of the average closing bid price per share of the Company's Common Stock for the five trading days prior to conversion date. In August, 1999 the Company sold $250,000 principal amount of 10% Convertible Debentures Due August 31, 2001 ("August I Debentures"). The conversion price of the August I Debentures is the lesser of $2.00 per share or 75% of the average closing bid price per share of the Company's Common Stock for the five trading days prior to conversion date. Also in August, 1999 the Company sold $225,000 principal amount of 10% Convertible Debentures Due August 31, 2001 ("August II Debentures") to nine accredited investors. The conversion price of the August II Debentures is the lesser of $3.25 per share or 75% of the average closing bid price per share of the Company's Common Stock for the five trading days prior to conversion date. In October and November, 1999, the Company sold a total of $400,000 principal amount of 10% Convertible Debentures Due October 31, 2001 and November 4, 2001, respectively, to a private accredited investor ("October Debentures"). The conversion price of the October Debentures is the lesser of $1.50 per share or 75% of the average closing bid price per share of the Company's Common Stock for the five trading days prior to conversion date. In January, 2000, the Company sold a total of $250,000 principal amount of 10% Convertible Debentures Due February 28, 2002 to H. Joe Frazier, the Company's director. The conversion price of Mr. Frazier's Debentures is the lesser of $2.50 per share or 75% of the average closing bid price per share of the Company's Common Stock for the five trading days prior to conversion date. The holders of the Debentures have also certain registration rights under the terms of the respective Debentures. Also, see Note 7 to the Financial Statements.

INDEBTEDNESS

As of March 31, 2000, the Company also had $355,000 of 10% unsecured notes outstanding due April 3, 2000. See Note 6 to the Financial Statements attached hereto.

BRIDGE LOAN

The Company received a bridge loan in the amount of $500,000 in December 1999 for which it issued secured convertible notes. The principal amount and interest on the bridge loan has been repaid in full by the Company in February, 2000.

PRIVATE PLACEMENT

In March, 2000, the Company has completed a private placement to certain accredited investors in the total amount of approximately $3,148,900. The Company offered its Common Stock at $2.50 per share.

RELATED PARTY TRANSACTIONS

In September, 1999, the Company closed the acquisition of 96 Points of Presence ("POPs") together with voice hardware and software located at the 96 POPs from Interactive Consumer Services, Inc. for 300,000 "restricted" shares of Common Stock of the Company. The majority shareholder and president of Interactive Consumer Services, Inc. is Greg Adalian, an Advisory Board member of the Company. At the time of the acquisition of POPs, Mr. Adalian was not on the Advisory Board of the Company.

The Company sold $250,000 in principal amount of Convertible Debentures to H. Joe Frazier, the Company's director (see above - "Convertible Debentures").

On March 1, 2000, the Company entered into a consulting agreement with a member of the Advisory Board of the Company. The agreement is a six-month agreement, renewable for a second six-month term. As consideration for consulting services, the Company is to issue options to purchase 7,500 shares of the Company's common stock at the beginning of each quarter. As of March 31, 2000, the Company recorded consulting expenses of $14,456 related to this agreement.

During the year ended March 31, 2000, the Company paid consulting fees totaling $61,728 to the wife of a director of the Company.

It is the Company's current policy that all transactions with officers, directors, 5% stockholders and their affiliates be entered into only if they are approved by a majority of the disinterested directors, are on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit the Company.

The Company had the transactions with related companies as provided in the Financial Statements, Note 11.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

A.       Financial Statements
         --------------------

Consolidated balance sheet of Sonicport.com, Inc. and subsidiary as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal year ended March 31, 2000, period from July 20, 1998 to March 31, 1999 and period from July 20, 1998 to March 31, 2000.

B.       Reports on Form 8-K

         Forms 8-K, Item 4. Change in Certifying Accountants.

C.       Other Exhibits
         --------------
         3.1(a) Articles of Incorporation of JLQ, Inc. (1)
         3.1(b) Amendment to Articles of Incorporation of JLQ, Inc. (1) 3.1(c) Amendment to Articles of Incorporation of New World
                Publishing, Inc.
         3.1(d) Amendment to Articles of Incorporation of Communications
                Television, Inc.
         3.1(e) Articles of Incorporation of Sonicport.com, Inc. (Nevada) 3.1(f) Articles of Merger of Sonicport.com, Inc.
         3.1(g) Certificate of Designation of Sonicport.com, Inc.
            3.2 Bylaws
           10.1 Lease Agreement
           10.2 Consulting Agreement
           10.3 POPS Purchase Agreement
           10.4 1999 Stock Option Plan (1)
             16 Letter from Accountant (1)
           22.1 List of subsidiaries of the Company
             27 Financial Data Schedules

-----------

(1)      Previously filed.

DOCUMENTS INCORPORATED BY REFERENCE

The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, Suite 1300, 7 World Trade Center, New York, New York 10048; and its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661, and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov. The Company intends to furnish its stockholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 14, 2000.

SONICPORT.COM, INC.


By: /s/ David Baeza
    --------------------------------------------------
    David Baeza, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Baeza                                              Date: July 14, 2000
---------------------------------------------------
David Baeza,  President and Chief Executive Officer


/s/ Stanton Dodson                                           Date: July 14, 2000
---------------------------------------------------
Stanton Dodson,  Chairman


/s/ Richard Shapiro                                          Date: July 14, 2000
---------------------------------------------------
Richard Shapiro, Chief Financial Officer and Secretary


/s/ John Cooper                                              Date: July 14, 2000
---------------------------------------------------
John Cooper,  Director


/s/ Raymond Wong                                             Date: July 14, 2000
---------------------------------------------------
Raymond Wong, Director