Form 10KSB/A
period 2000-03-31
SONICPORT COM
filed 2000-07-26
CIK 1049505

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A


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

Capital Expenditures
--------------------

Capital expenditures for the fiscal year ended March 31, 2000 consisted primarily of purchase of furniture and fixtures ($72,248), office equipment ($81,271) and leasehold improvements ($101,977). See also Note 5. The Company believes that cash flow generated from its operations and its anticipated sales of common stock should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next twelve months. The Company expects to receive revenues from the fees generated by subscriptions to SeeYouOnline.net, which was launched in April, 2000, and the Company anticipates that the subscribers base will steadily increase generating more cash flow. The Company also expects that its private placement of common stock should be able to generate sufficient proceeds to satisfy not only its working capital and expenditures, but also provide a tool for potential acquisitions of companies with existing positive cash flow. No assurances can be given, however, that the Company will be successful in such efforts.

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

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BUSINESS

         Sonicport.com, Inc. (the "Company") or "Sonicport"), a developmnet stage company, was formed as an Internet-based service company. Sonicport is an Internet marketing and technology infrastructure company that specializes in supporting cost effective business-to-business and business-to-consumer revenue based marketing initiatives. Through its various products and services, which include proprietary products, internet marketing and management client services as well as an access to a full service Applications Service Provider (the "ASP") which is currently provided by a third party (the Company plans to offer it through its own operations center in the near future), Sonicport has pioneered a new cost-effective and measurable methodology to help subscription-based online services and dot-com companies build revenues by acquiring and retaining subscribers.

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

         Subsequent to year ended March 31, 2000, the Company issued to consultants and vendors options to purchase 79,500 shares of the Company's common stock.

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

                                         OPTION GRANTS IN LAST FISCAL YEAR
                                                (INDIVIDUAL GRANTS)


                                        Percentage of
                             Number of Total Options
                         Securities       Granted
                         Underlying     to Employees      Exercise       Expiration
       Name            Options Granted  in Fiscal Year   Price ($/sh)       Date
---------------------  ---------------  --------------  --------------  -------------
David Baeza                 50,000          **              $4.40          8/17/04

Stanton Dodson              50,000          **              $4.40          8/17/04

John Cooper                 25,000          **               $.50           7/1/04
                            15,000                          $4.0625        10/1/04
                            15,000                          $4.5156         1/1/05
                            15,000*                         $4.3430         4/3/05
                            15,000*                         $1.5000         7/3/05

Ray Wong                    15,000          **              $4.0625        10/1/04
                            15,000                          $4.5156         1/1/05
                            15,000*                         $4.3430         4/3/05
                            15,000*                         $1.5000         7/3/05

H. Joe Frazier              45,000          **              $4.0625        10/1/04
                            15,000                          $4.5156         1/1/05
                            15,000*                         $4.3430         4/3/05
                            15,000*                         $1.5000         7/3/05

Joe Abrell                  15,000          **              $4.0625        10/1/04
                            30,000                          $4.3125       10/19/04
                            15,000                          $4.5156         1/1/05
                            15,000*                         $4.3430         4/3/05
                            15,000*                         $1.5000         7/3/05


* Options granted in 2001 Fiscal Year; not included in the percentage of total options granted in Fiscal Year 2000.

**   Less than 1%

                                      AGGREGATE FISCAL YEAR-END OPTION VALUES

                              Number of Securities
                             Underlying Unexercised                Value of Unexercised
                                  Options                         In-the-Money Options At
      Name                Held at Fiscal Year-End (#)              Fiscal Year-End ($)(1)
                        Exercisable     Unexercisable         Exerciscable        Unexercisable
David Baeza               50,000            0                    0                     --
Stanton Dodson            50,000            0                    0                     --
John Cooper               55,000            0                    $14,762               --
Ray Wong                  30,000            0                    $1,643                --
H. Joe Frazier            60,000            0                    $10,082               --
Joe Abrell                60,000            0                    $2,582                --

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

PARTICIPATION IN THE 1999 PLAN

All of the Company's executive officers, directors, employees and consultants of the Company and its subsidiary will be eligible to participate in the Plan. The Company has granted a total of 2,533,846 options under the Plan as of March 31, 2000. The Company also issued other options outside the Plan.

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

B.       Reports on Form 8-K

         Forms 8-K, Item 4. Change in Certifying Accountants.

C.       Other Exhibits
         --------------
         3.1(a) Articles of Incorporation of JLQ, Inc. (1)
         3.1(b) Amendment to Articles of Incorporation of JLQ, Inc. (1) 3.1(c) Amendment to Articles of Incorporation of New World
                Publishing, Inc. (1)
         3.1(d) Amendment to Articles of Incorporation of Communications
                Television, Inc. (1)
         3.1(e) Articles of Incorporation of Sonicport.com, Inc. (Nevada) (1) 3.1(f) Articles of Merger of Sonicport.com, Inc. (1)
         3.1(g) Certificate of Designation of Sonicport.com, Inc. (1)
            3.2 Bylaws (1)
           10.1 Lease Agreement (1)
           10.2 Form of Option Agreement (1)
           10.3 POPS Purchase Agreement (1)
           10.4 1999 Stock Option Plan (1)
             16 Letter from Accountant (1)
           22.1 List of subsidiaries of the Company (1)
             27 Financial Data Schedules (1)

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Registrant's annual report to be signed on its behalf by the undersigned, thereunto duly authorized on July 24, 2000.

SONICPORT.COM, INC.


By: /s/ David Baeza
    --------------------------------------------------
    David Baeza, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the registrant's annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Baeza                                              Date: July 24, 2000
---------------------------------------------------
David Baeza,  President and Chief Executive Officer


/s/ Stanton Dodson                                           Date: July 24, 2000
---------------------------------------------------
Stanton Dodson,  Chairman


/s/ Richard Shapiro                                          Date: July 24, 2000
---------------------------------------------------
Richard Shapiro, Chief Financial Officer and Secretary


/s/ John Cooper                                              Date: July 24, 2000
---------------------------------------------------
John Cooper,  Director


/s/ Raymond Wong                                             Date: July 24, 2000
---------------------------------------------------
Raymond Wong, Director