Form 10QSB
period 2000-06-30
SONICPORT COM
filed 2000-08-21
CIK 1049505

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
(X)      QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2000: 26,094,735 shares of common stock, $0.0001 par value.

Transitional Small Business Disclosure Format (check one) :  Yes  ( )   No  (X)

                               SONICPORT.COM, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                       JUNE 30, 2000 AND 1999 (UNAUDITED)

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                       JUNE 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------
PART I
                                                                          Page
ITEM 1. FINANCIAL STATEMENTS

       Consolidated Balance Sheet                                         1 - 2

       Consolidated Statements of Operations                                3

       Consolidated Statements of Cash Flows                              4 - 5

       Notes to Consolidated Financial Statements                         6 - 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                             10 - 11

PART II   OTHER INFORMATION                                                 12

     (A)  EXHIBITS - None

     (B)  Reports on Form 8-K

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                       JUNE 30, 2000 (UNAUDITED)

--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $     256,436
     Accounts receivable                                                135,136
     Common stock subscription receivable                                50,000
     Due from related parties                                            43,133
     Prepaid media                                                      975,000
     Prepaid services                                                    30,000
     Prepaid expenses and other current assets                          101,135
                                                                  --------------

         Total current assets                                         1,590,840

PROPERTY AND EQUIPMENT, net                                           1,362,061
OTHER ASSETS                                                             48,814
                                                                  --------------

                  TOTAL ASSETS                                    $   3,001,715
                                                                  ==============

   The accompanying notes are an integral part of these financial statements.

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                       JUNE 30, 2000 (UNAUDITED)

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                             $     445,640
     Accrued expenses                                                    32,164
     Interest payable                                                    10,416
                                                                  --------------

         Total current liabilities                                      488,220

CONVERTIBLE PROMISSORY NOTES                                            250,000
                                                                  --------------

              Total liabilities                                         738,220
                                                                  --------------

SHAREHOLDERS' EQUITY
     Convertible preferred stock, $0.0001 par value
         Series A
              800,000 shares authorized
              640,000 shares issued and outstanding
              ($2.50 liquidation preference; dividends
              of $45,000 in arrears)                                         64
     Common stock, $0.0001 par value
         90,000,000 shares authorized
         26,094,735 shares issued and outstanding                         2,609
     Common stock committed
         666,625 shares                                               2,186,438
     Additional paid-in capital                                      13,502,173
     Deficit accumulated during the development stage               (13,427,789)
                                                                  --------------

              Total shareholders' equity                              2,263,495
                                                                  --------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   3,001,715
                                                                  ==============

   The accompanying notes are an integral part of these financial statements.

                                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED) AND
                      FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)

------------------------------------------------------------------------------------------------


                                                                                       For the
                                                             For the                 Period from
                                                       Three Months Ended          July 20, 1998
                                                             June 30,               (Inception)
                                                  ------------------------------    to June 30,
                                                       2000            1999            2000
                                                  --------------  --------------  --------------

REVENUES                                          $     228,074   $           -   $     228,074

COST OF REVENUES                                      1,232,016               -       1,232,016
                                                  --------------  --------------  --------------

GROSS LOSS                                           (1,003,942)              -      (1,003,942)
                                                  --------------  --------------  --------------

OPERATING EXPENSES
   General and administrative                         1,569,189         698,999       8,527,377
   Consulting - related parties                               -         120,000         377,619
                                                  --------------  --------------  --------------

     Total operating expenses                         1,569,189         818,999       8,904,996
                                                  --------------  --------------  --------------

LOSS FROM OPERATIONS                                 (2,573,131)       (818,999)     (9,908,938)
                                                  --------------  --------------  --------------

OTHER INCOME (EXPENSE)
   Interest expense                                      (8,880)       (270,680)     (3,585,713)
   Interest income                                        6,793           2,514          25,195
                                                  --------------  --------------  --------------

     Total other income (expense)                        (2,087)       (268,166)     (3,560,518)
                                                  --------------  --------------  --------------

LOSS BEFORE EXTRAORDINARY ITEM                       (2,575,218)     (1,087,165)    (13,469,456)

EXTRAORDINARY ITEM
   Income from forgiveness of interest payable           41,667               -          41,667
                                                  --------------  --------------  --------------

NET LOSS                                          $  (2,533,551)  $  (1,087,165)  $ (13,427,789)
                                                  ==============  ==============  ==============

BASIC AND DILUTED LOSS PER SHARE
   Loss before extraordinary item                 $       (0.10)  $       (0.05)  $       (0.60)
   Extraordinary item                                         -               -               -
                                                  --------------  --------------  --------------

     Total basic and diluted loss per share       $       (0.10)  $       (0.05)  $       (0.60)
                                                  ==============  ==============  ==============

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING                                       26,572,913      21,519,678      22,430,447
                                                  ==============  ==============  ==============

        The accompanying notes are an integral part of these financial statements.
                                            3

                                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED) AND
                      FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)

------------------------------------------------------------------------------------------------

                                                                                       For the
                                                             For the                 Period from
                                                       Three Months Ended          July 20, 1998
                                                             June 30,               (Inception)
                                                  ------------------------------    to June 30,
                                                       2000            1999            2000
                                                  --------------  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $  (2,533,551)  $  (1,087,165)  $ (13,427,789)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation                                      10,750           2,949          53,922
       Amortization                                      30,000         141,740         254,690
       Loss on disposal of property and equipment             -               -           3,571
       Interest charges on convertible promissory
         notes                                                -         137,500       2,761,377
       Issuance of stock for services rendered                -               -         534,252
       Issuance of options for services rendered         15,750          35,000       1,110,845
       Issuance of options as financing costs                 -               -         453,750
       Issuance of options as compensation expense            -               -          17,500
       Issuance of warrants as financing costs                -               -          73,778
       Issuance of warrants for services rendered             -               -          27,450
       Cashless exercise of stock options                     -               -          75,754
   (Increase) decrease in
     Accounts receivable                               (135,136)              -        (135,136)
     Deferred financing costs                                 -         (50,000)        266,685
     Prepaid services                                         -               -         (75,625)
     Prepaid expenses                                   (55,768)        (33,572)       (101,135)
     Accrued interest                                   (36,291)              -          57,386
     Other assets                                        (2,385)              -         (49,564)
   Increase (decrease) in
     Accounts payable                                   (23,728)         (4,331)        403,665
     Accrued expenses                                   (16,188)         (6,376)         93,164
                                                  --------------  --------------  --------------

Net cash used in operating activities                (2,746,547)       (864,255)     (7,601,460)
                                                  --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                   (21,743)        (16,370)       (294,554)
   Repayment of note receivable                               -          45,000               -
   Repayments to related parties                        (46,174)        (26,592)        (36,239)
                                                  --------------  --------------  --------------

Net cash provided by (used in) investing
  activities                                            (67,917)          2,038        (330,793)
                                                  --------------  --------------  --------------

        The accompanying notes are an integral part of these financial statements.
                                            4

                                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED) AND
                      FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)

------------------------------------------------------------------------------------------------

                                                                                       For the
                                                             For the                 Period from
                                                       Three Months Ended          July 20, 1998
                                                             June 30,               (Inception)
                                                  ------------------------------    to June 30,
                                                       2000            1999            2000
                                                  --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                    $           -   $           -   $     370,000
   Repayment on notes payable                          (355,000)              -        (370,000)
   Proceeds from convertible promissory notes                 -         500,000       1,985,000
   Proceeds from common stock                           666,850               -         666,850
   Proceeds from committed common stock                       -               -       3,148,900
   Stock issuance costs                                 (49,535)              -        (428,111)
   Proceeds from preferred stock, net                 2,000,000         473,500       3,216,050
   Payments on preferred stock                         (400,000)              -        (400,000)
                                                  --------------  --------------  --------------

Net cash provided by financing activities             1,862,315         973,500       8,188,689
                                                  --------------  --------------  --------------

Net increase (decrease) in cash and cash
   equivalents                                         (952,149)        111,283         256,436

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        1,208,585         127,654               -
                                                  --------------  --------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $     256,436   $     238,937   $     256,436
                                                  ==============  ==============  ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                  $       3,504   $      12,250   $     104,634
                                                  ==============  ==============  ==============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the three months ended June 30, 2000, note holders converted $500,000 of convertible promissory notes and related finance charges totaling $60,000 into 224,000 shares of common stock.

During the three months ended June 30, 2000, the Company issued to consultants and vendors options to purchase 57,500 shares of the Company's common stock for services rendered valued at $13,750.

        The accompanying notes are an integral part of these financial statements.
                                            5

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2000 (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BUSINESS

         Sonicport.com, based in Santa Monica, California, is an internet marketing and technology infrastructure company that specializes in supporting cost-effective business-to-business and business-to-consumer revenue-based marketing initiatives. Services of Sonicport.com include application service provider (ASP), software development, web development and design, broadband hosting services, e-commerce services, strategic marketing planning, creative development, television production, media placement, and real-time ad-performance auditing.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of Sonicport.com, Inc. and its wholly owned subsidiary, Sonicport.com, Inc. (the California corporation), (collectively, the "Company"). All intercompany accounts and transactions have been eliminated.

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended March 31, 2000. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

         Going Concern
         -------------
         The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

         Revenue Recognition
         -------------------
         Revenue for internet membership fees are recognized at the completion of each month. The Company provides an allowance for refunds based on expected membership cancellations, credits, and charge-backs.

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2000 (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Advertising Expense
         -------------------
         Advertising costs are charged to expense as incurred. For the three months ended June 30, 2000 and 1999, the Company recorded advertising expense of $802,338 and $339,181, respectively.


NOTE 3 - CASH AND CASH EQUIVALENTS

         The Company maintains cash balances at financial institutions located in California. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated to $298,538 at June 30, 2000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


NOTE 4 - COMMON STOCK SUBSCRIPTION RECEIVABLE

         During the three months ended June 30, 2000, the Company sold shares of its common stock through various private placements. In connection with these private placements, the Company received subscriptions totaling $716,850. As of June 30, 2000, the Company had collected $666,850. The balance of $50,000, received in July 2000, is reflected as a common stock subscription receivable.


NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2000 consisted of the following:

              Furniture and fixtures                              $      75,654
              Office equipment                                          101,984
              Computer equipment                                      1,125,000
              Leasehold improvements                                    106,882
                                                                  --------------

                                                                      1,409,520
              Less accumulated depreciation and amortization             47,459
                                                                  --------------

                  TOTAL                                           $   1,362,061
                                                                  ==============

         Depreciation and amortization expense for the three months ended June 30, 2000 and 1999 was $10,750 and $2,949, respectively. At June 30,
         2000, the computer equipment had not been put into service, and therefore, no depreciation has been recorded.

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2000 (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 6 - CONVERTIBLE PROMISSORY NOTES

         On April 11, 2000, the holders of $500,000 of convertible promissory notes and the Company entered into an amendment to the Subscription Agreement for the notes. The amendment waived the unpaid interest of $41,667 and converted the principal of the notes and liquidated damages of $60,000 into 224,000 restricted shares of common stock of the Company at a price of $2.50. The Amendment also provided for the shareholders to be issued additional shares at the sale date of the common stock in the event the sale price is less than $4.


NOTE 7 - SHAREHOLDERS' EQUITY

         Stock Options
         -------------
         On April 1, 2000, the Company entered into a three-year consulting agreement for the provision of certain consulting services. The agreement calls for monthly payments of $5,000 in addition to the issuance of options to purchase 50,000 shares of the Company's common stock, which were issued on April 1, 2000, with options to purchase 20,000 shares per quarter.

         During the three months ended June 30, 2000, the Company issued options to purchase 436,300 shares of the Company's common stock pursuant to the 1999 Stock Option Plan.

         Convertible Preferred Stock
         ---------------------------
         On April 11, 2000, the Company issued 800,000 shares of its voting Series A Convertible Preferred Stock (the "Series A") to an investor for gross proceeds of $2,000,000. The Series A has a liquidation preference of $2.50 per share and carries a 15% cumulative dividend payable on each April 1 and October 1. The Company has the right to redeem the Series A at any time after issuance at a redemption price of $2.70 per share, plus any accrued but unpaid dividends, except if the Company redeems the Series A within 60 days of issuance, the redemption price shall be $2.50. The Series A is convertible into shares of common stock as determined by dividing $2.50 by 60% of the average closing bid price of the Company's common stock for the 10 trading days prior to the conversion. On May 19, 2000, the Company redeemed 160,000 shares of the Series A for $400,000.


NOTE 8 - SUBSEQUENT EVENTS

         Subsequent to June 30, 2000, the Company issued to consultants and vendors options to purchase 22,000 shares of the Company's common stock for services rendered valued at $5,000.

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2000 (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 8 - SUBSEQUENT EVENTS (CONTINUED)

         Subsequent to June 30, 2000, the Company issued options to purchase 960,000 shares of the Company's common stock pursuant to the 1999 Stock Option Plan.

         In August 2000, the Company issued 400,000 units in a private placement for gross proceeds of $300,000. Each unit consisted of one share of its voting Series B Convertible Preferred Stock (the "Series B") and a warrant to purchase one share of the Company's common stock. There are 700,000 shares of Series B authorized with a par value of $0.0001. The Series B has a liquidation preference of $0.75 per share and carries a 10% cumulative dividend payable on each March 1 and September 1. The Company has the right to redeem the Series B at any time after issuance at a redemption price of $0.83 per share, plus any accrued but unpaid dividends. The Series B is convertible upon issuance into common stock at $0.75 per share. The Company will record a finance charge of $100,000, representing the difference between the conversion price and the Company's stock price on the date of issuance. The warrant entitles the holder to purchase one share of the Company's common stock at $1.25 per share, which represents 115% of the market value of the Company's stock at the closing date.

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

Overview of the Company's Business

Sonicport.com, based in Santa Monica, California, is an internet marketing and technology infrastructure company that specializes in supporting cost-effective business-to-business and business-to-consumer revenue-based marketing initiatives. Through its various business units, Sonicport.com has pioneered a new cost effective and measurable methodology to assist companies to build revenues by acquiring and retaining paying customers. Services of Sonicport.com include application service provider (ASP), software development, web development and design, strategic alliances, broadband hosting services, e-commerce services, transaction processing, technical support, customer service, strategic marketing planning, creative development, television production, media placement, and real-time ad-performance auditing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued


Results of Operations

The Company recognized its first substantial revenues of $228,074 during the quarter ended June 30, 2000. The Company incurred a net loss of $2,533,551 during the three months ended June 30, 2000 compared with a net loss of $1,087,165 for the three months ended June 30, 1999. The losses are primarily the result of the Company's initial operational start-up and incurring media costs, cost of sales, and general and administrative expenses.

Liquidity and Capital Resources

As of the end of the reporting period, the Company had $256,436 in cash and cash equivalents. The Company is raising funds for working capital and further expansion of the company's operations. In August 2000, the Company issued 400,000 units in a private placement for gross proceeds of $300,000. There are a total of 700,000 units that will be sold, for total gross proceeds of $525,000.

The Company's working capital at June 30, 2000 was $1,102,620 as compared to $577,429 at June 30, 1999, an increase of $525,191 during the twelve-month period.

During the three months ended June 30, 2000, the Company utilized $2,746,547 in cash for operations and net cash used in investing activities of $67,917 were financed primarily by the issuance of $1,600,000 in preferred stock and proceeds from the sales of the Company's common stock of $617,315, net of $49,535 in offering costs.

The company plans to continue to raise funds for working capital and development of the Company's operations. If the Company is unsuccessful in obtaining such funds, the Company may be unable to continue in operation. The Company believes that cash flow generated from its operations and its anticipated sales of common stock should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next twelve months. The company also expects that its private placement of common stock should be able to generate sufficient proceeds to satisfy not only its working capital and expenditures, but also provide a tool for potential acquisitions of companies with existing positive cash flow. No assurances can be given, however, that the Company will be successful in such efforts.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

No legal proceedings of a material nature to which the Company is a party were pending during the reporting period.

ITEM 2.  Changes in Securities. None.

ITEM 3.  Defaults upon Senior Securities. None.

ITEM 4.  Submission of Matter to a Vote of Security Holders. None

ITEM 5.  Other Information. None.

ITEM 6.  Exhibits and Reports on Form 8-K. None