Form 10QSB
period 2000-09-30
SONICPORT COM
filed 2000-11-22
CIK 1049505

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
(X)      QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

--------------------------------------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2000: 26,789,426 shares of common stock, $0.0001 par value.

Transitional Small Business Disclosure Format (check one) :  Yes  ( )   No  (X)

PART I
                                                                         Page
ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheet                                      1 - 2

         Consolidated Statements of Operations                           3 - 4

         Consolidated Statements of Cash Flows                           5 - 7

         Notes to Consolidated Financial Statements                      8 - 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                            12 - 13

PART II   OTHER INFORMATION                                               14

         (A)  EXHIBITS - None

              27 - Financial Data Schedule

         (B)  Reports on Form 8-K

                               SONICPORT.COM, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                     SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                  SEPTEMBER 30, 2000 (UNAUDITED)

================================================================================

                                                                         Page
FINANCIAL STATEMENTS

       Consolidated Balance Sheet                                        1 - 2

       Consolidated Statements of Operations                             3 - 4

       Consolidated Statements of Cash Flows                             5 - 7

       Notes to Consolidated Financial Statements                        8 - 11

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                  SEPTEMBER 30, 2000 (UNAUDITED)

================================================================================


                                     ASSETS

CURRENT ASSETS
     Accounts receivable                                             $  163,754
     Due from related parties                                            56,521
     Prepaid media                                                      975,000
     Prepaid expenses and other current assets                          133,336
                                                                     -----------

         Total current assets                                         1,328,611

PROPERTY AND EQUIPMENT, net                                           1,332,670
OTHER ASSETS                                                             48,064
                                                                     -----------

                  TOTAL ASSETS                                       $2,709,345
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                  SEPTEMBER 30, 2000 (UNAUDITED)

================================================================================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Book overdraft                                                $     37,254
     Accounts payable                                                   837,444
     Accrued expenses                                                    54,930
     Interest payable                                                    16,666
                                                                   -------------

         Total current liabilities                                      946,294

CONVERTIBLE PROMISSORY NOTES                                            250,000
                                                                   -------------

              Total liabilities                                       1,196,294
                                                                   -------------

SHAREHOLDERS' EQUITY
     Convertible preferred stock, $0.0001 par value
         Series A
            800,000 shares authorized
            640,000 shares issued and outstanding
            ($2.50 liquidation preference; dividends
            of $115,000 in arrears)                                          64
         Series B
            700,000 shares authorized
            509,333 shares issued and outstanding
            ($0.75 liquidation preference; dividends
            of $5,000 in arrears)                                            51
     Common stock, $0.0001 par value
         90,000,000 shares authorized
         26,789,426 shares issued and outstanding                         2,678
     Common stock committed
         424,875 shares                                               1,211,438
     Additional paid-in capital                                      14,805,393
     Deficit accumulated during the development stage               (14,506,573)
                                                                   -------------

              Total shareholders' equity                              1,513,051
                                                                   -------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  2,709,345
                                                                   =============

   The accompanying notes are an integral part of these financial statements.

                                                                      SONICPORT.COM, INC. AND SUBSIDIARY
                                                                           (A DEVELOPMENT STAGE COMPANY)
                                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED) AND
                         FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO SEPTEMBER 30, 2000 (UNAUDITED)

========================================================================================================

                                                                                              For the
                                       For the                        For the               Period from
                                 Three Months Ended              Six Months Ended          July 20, 1998
                                    September 30,                  September 30,          (Inception) to
                           -----------------------------   -----------------------------   September 30,
                                2000            1999            2000            1999            2000
                           -------------   -------------   -------------   -------------   -------------
REVENUES                   $    306,751    $      1,220    $    534,825    $      1,766    $    534,825

COST OF REVENUES                655,367               -       1,887,383               -       1,887,383
                           -------------   -------------   -------------   -------------   -------------

GROSS PROFIT (LOSS)            (348,616)          1,220      (1,352,558)          1,766      (1,352,558)
                           -------------   -------------   -------------   -------------   -------------

OPERATING EXPENSES
   General and
     administrative             719,635       1,347,094       2,288,824       2,156,999       9,247,012
   Consulting - related
     parties                          -               -               -          10,000         377,619
                           -------------   -------------   -------------   -------------   -------------

Total operating
   expenses                     719,635       1,347,094       2,288,824       2,166,999       9,624,631
                           -------------   -------------   -------------   -------------   -------------

LOSS FROM
   OPERATIONS                (1,068,251)     (1,345,874)     (3,641,382)     (2,165,233)    (10,977,189)
                           -------------   -------------   -------------   -------------   -------------

OTHER INCOME
   (EXPENSE)
     Interest expense            (6,752)     (1,368,692)        (15,630)     (1,639,372)     (3,592,463)
     Interest income              3,873           1,117          10,664           3,631          29,066
     Loss on disposition
       of assets                 (7,857)              -          (7,857)              -          (7,857)
                           -------------   -------------   -------------   -------------   -------------

Total other income
   (expense)                    (10,736)     (1,367,575)        (12,823)     (1,635,741)     (3,571,254)
                           -------------   -------------   -------------   -------------   -------------

LOSS BEFORE BENEFIT
   FROM INCOME TAXES
   AND EXTRAORDINARY
   ITEM                      (1,078,987)     (2,713,449)     (3,654,205)     (3,800,974)    (14,548,443)

BENEFIT FROM INCOME
   TAXES                           (203)              -            (203)              -            (203)
                           -------------   -------------   -------------   -------------   -------------

               The accompanying notes are an integral part of these financial statements.

                                                                       SONICPORT.COM, INC. AND SUBSIDIARY
                                                                            (A DEVELOPMENT STAGE COMPANY)
                                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED) AND
                          FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO SEPTEMBER 30, 2000 (UNAUDITED)

=========================================================================================================

                                                                                               For the
                                        For the                        For the               Period from
                                  Three Months Ended              Six Months Ended          July 20, 1998
                                     September 30,                  September 30,          (Inception) to
                            -----------------------------   -----------------------------   September 30,
                                 2000            1999            2000            1999            2000
                            -------------   -------------   -------------   -------------   -------------
LOSS BEFORE
   EXTRAORDINARY ITEM       $ (1,078,784)   $ (2,713,449)   $ (3,654,002)   $ (3,800,974)   $(14,548,240)

EXTRAORDINARY ITEM
   Income from
   forgiveness of
   interest payable                    -               -          41,667               -          41,667
                            -------------   -------------   -------------   -------------   -------------

NET LOSS                    $ (1,078,784)   $ (2,713,449)   $ (3,612,335)   $ (3,800,974)   $(14,506,573)
                            =============   =============   =============   =============   =============


BASIC AND DILUTED
   LOSS PER SHARE
     Loss before
       extraordinary item   $      (0.04)   $      (0.12)   $      (0.14)   $      (0.17)   $      (0.63)
   Extraordinary item                  -               -               -               -               -
                            -------------   -------------   -------------   -------------   -------------

Total basic and diluted
   loss per share           $      (0.04)   $      (0.12)   $      (0.14)   $      (0.17)   $      (0.63)
                            =============   =============   =============   =============   =============

WEIGHTED-AVERAGE
   COMMON SHARES
   OUTSTANDING                28,852,129      22,814,571      26,742,548      22,170,661      22,943,710
                            =============   =============   =============   =============   =============

                The accompanying notes are an integral part of these financial statements.

                                                                  SONICPORT.COM, INC. AND SUBSIDIARY
                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED) AND
                     FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO SEPTEMBER 30, 2000 (UNAUDITED)

====================================================================================================

                                                                                          For the
                                                                  For the               Period from
                                                             Six Months Ended          July 20, 1998
                                                               September 30,          (Inception) to
                                                       -----------------------------   September 30,
                                                            2000            1999            2000
                                                       -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $ (3,612,335)   $ (3,800,974)   $(14,506,573)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization of property and
         equipment                                           32,266          73,293          75,438
       Amortization                                          61,500         309,600         286,190
       Loss on disposal of property and equipment             7,875               -          11,446
       Interest charges on convertible promissory
         notes                                                    -       1,258,220       2,761,377
       Issuance of stock for services rendered                    -         140,000         534,252
       Issuance of options for services rendered             16,750         458,563       1,111,845
       Issuance of options as financing costs                     -          73,778         453,750
       Issuance of options as compensation expense                -               -          17,500
       Issuance of warrants as financing costs                    -               -          73,778
       Issuance of warrants for services rendered                 -               -          27,450
       Cashless exercise of stock options                         -               -          75,754
   (Increase) decrease in
     Accounts receivable                                   (163,754)              -        (163,754)
     Deferred financing costs                                     -        (120,000)        266,685
     Prepaid services                                             -               -         (75,625)
     Prepaid expenses and other current assets              (87,969)        (59,250)       (133,336)
     Other assets                                            (3,135)              -         (50,314)
   Increase (decrease) in
     Accounts payable                                       368,076          26,687         795,469
     Accrued expenses                                         6,578           3,578         115,930
     Accrued interest                                       (30,041)              -          63,636
                                                       -------------   -------------   -------------

Net cash used in operating activities                    (3,404,189)     (1,636,505)     (8,259,102)
                                                       -------------   -------------   -------------

             The accompanying notes are an integral part of these financial statements.

                                                             SONICPORT.COM, INC. AND SUBSIDIARY
                                                                  (A DEVELOPMENT STAGE COMPANY)
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED) AND
                FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO SEPTEMBER 30, 2000 (UNAUDITED)

===============================================================================================

                                                                                     For the
                                                               For the             Period from
                                                          Six Months Ended        July 20, 1998
                                                            September 30,        (Inception) to
                                                    ---------------------------   September 30,
                                                        2000            1999           2000
                                                    ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment               $   (21,743)   $  (167,654)   $  (294,554)
   Repayment of note receivable                               -         45,000              -
   Cash received from related parties                         -          6,894              -
   Repayments to related parties                        (59,562)       (40,144)       (49,627)
                                                    ------------   ------------   ------------

Net cash used in investing activities                   (81,305)      (155,904)      (344,181)
                                                    ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Book overdraft                                        37,254              -         37,254
   Proceeds from notes payable                                -              -        370,000
   Repayment of notes payable                          (355,000)       (10,000)      (370,000)
   Proceeds from convertible promissory notes                 -      1,225,000      1,985,000
   Proceeds from common stock                           716,850              -        716,850
   Proceeds from committed common stock                       -              -      3,148,900
   Stock issuance costs                                (104,195)             -       (482,771)
   Proceeds from preferred stock                      2,382,000        473,500      3,598,050
   Payments on preferred stock                         (400,000)             -       (400,000)
                                                    ------------   ------------   ------------

Net cash provided by financing activities             2,276,909      1,688,500      8,603,283
                                                    ------------   ------------   ------------

Net decrease in cash and cash equivalents            (1,208,585)      (103,909)             -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        1,208,585        127,654              -
                                                    ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $         -    $    23,745    $         -
                                                    ============   ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                    $    15,630    $    15,583    $   116,760
                                                    ============   ============   ============

           The accompanying notes are an integral part of these financial statements.

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED) AND FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO SEPTEMBER 30, 2000 (UNAUDITED)

================================================================================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the six months ended September 30, 2000, note holders converted $500,000 of convertible promissory notes and related finance charges totaling $60,000 into 224,000 shares of common stock.

During the six months ended September 30, 2000, the Company exchanged certain shares of committed common stock for 2,463,095 shares of common stock valued at $4,946,112.

During the six months ended September 30, 1999, the Company issued to the note holders an additional 11,601 shares of common stock valued at $5,000.

During the six months ended September 30, 1999, the Company issued 340,000 shares of common stock valued at $330,000 to third parties for other services rendered.

During the six months ended September 30, 1999, convertible promissory notes payable totaling $150,000 were exchanged for 46,940 shares of the Company's common stock.

During the six months ended September 30, 1999, the Company purchased 96 Points of Presence in exchange for 300,000 restricted shares of the Company's common stock valued at $1,125,000.

   The accompanying notes are an integral part of these financial statements.

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  SEPTEMBER 30, 2000 (UNAUDITED)

================================================================================


NOTE 1 - ORGANIZATION AND BUSINESS

         Sonicport.com, Inc., based in Santa Monica, California, is an Internet marketing and technology infrastructure company that specializes in supporting cost-effective business-to-business and business-to-consumer revenue-based marketing initiatives. Services of Sonicport.com, Inc. include application service provider, software development, web development and design, broadband hosting services, e-commerce services, strategic marketing planning, creative development, television production, media placement, and real-time ad-performance auditing.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of Sonicport.com, Inc. and its wholly owned subsidiary, Sonicport.com, Inc. (the California corporation), (collectively, the "Company"). All intercompany accounts and transactions have been eliminated.

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended March 31, 2000. The results of operations for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

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

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  SEPTEMBER 30, 2000 (UNAUDITED)

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Advertising Expense
         -------------------
         Advertising costs are charged to expense as incurred. For the six months ended September 30, 2000, the Company recorded advertising expense of $882,071.


NOTE 3 - CASH AND CASH EQUIVALENTS

         The Company maintains cash balances at financial institutions located in California. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company did not have any uninsured cash at September 30, 2000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 2000 consisted of the following:

          Furniture and fixtures                            $   75,654
          Office equipment                                     101,934
          Computer equipment                                 1,125,000
          Leasehold improvements                                99,026
                                                            -----------

                                                             1,401,614
          Less accumulated depreciation and amortization        68,944
                                                            -----------

              TOTAL                                         $1,332,670
                                                            ===========

         Depreciation and amortization expense for the six months ended September 30, 2000 and 1999 was $32,266 and $73,293, respectively. At September 30, 2000, the computer equipment had not been put into service, and therefore, no depreciation has been recorded.


NOTE 5 - SHAREHOLDERS' EQUITY

         Stock Options
         -------------
         During the six months ended September 30, 2000, the Company issued options to purchase 967,000 shares of the Company's common stock pursuant to the 1999 Stock Option Plan.

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  SEPTEMBER 30, 2000 (UNAUDITED)

================================================================================


NOTE 5 - SHAREHOLDERS' EQUITY (CONTINUED)

         Convertible Preferred Stock - Series B
         --------------------------------------
         In August 2000, the Company issued 509,333 units in a private placement for gross proceeds of $382,000. Each unit consisted of one share of its voting Series B Convertible Preferred Stock (the "Series B") and a warrant to purchase one share of the Company's common stock. There are 700,000 shares of Series B authorized with a par value of $0.0001. The Series B has a liquidation preference of $0.75 per share and carries a 10% cumulative dividend payable on each March 1 and September 1. The Company has the right to redeem the Series B at any time after issuance at a redemption price of $0.83 per share, plus any accrued but unpaid dividends. The Series B is convertible upon issuance into common stock at $0.75 per share. The warrant entitles the holder to purchase one share of the Company's common stock at $1.25 per share, which represents 115% of the market value of the Company's stock at the closing date.

         Common Stock
         ------------
         In August 2000, the Company converted 243,750 shares of common stock committed valued at $975,000 into 694,691 shares of common stock valued at $975,000. Per the original agreement, the Company was required to issue 243,750 shares of common stock. As the stock price significantly decreased, the Company was required to issue 450,941 additional shares of common stock for the same amount of prepaid media services.


NOTE 6 - SUBSEQUENT EVENTS

         In October 2000, the Company issued 133,666 units in a private placement for gross proceeds of $100,250. Each unit consisted of one share of the Series B and a warrant to purchase one share of the Company's common stock. There are 700,000 shares of Series B authorized with a par value of $0.0001. The Series B has a liquidation preference of $0.75 per share and carries a 10% cumulative dividend payable on each March 1 and September 1. The Company has the right to redeem the Series B at any time after issuance at a redemption price of $0.83 per share, plus any accrued but unpaid dividends. The Series B is convertible upon issuance into common stock at $0.75 per share. The warrant entitles the holder to purchase one share of the Company's common stock at $1.25 per share, which represents 115% of the market value of the Company's stock at the closing date.

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  SEPTEMBER 30, 2000 (UNAUDITED)

================================================================================


NOTE 6 - SUBSEQUENT EVENTS (CONTINUED)

         In November 2000, the Company issued 109,890 units in a private placement for gross proceeds of $54,945. Each unit consisted of 10 shares of its common stock and a warrant to purchase one share of the Company's common stock. There are 90,000,000 shares of common stock authorized with a par value of $0.0001. The price is $0.50 per share. The warrant entitles the holder to purchase one share of the Company's common stock at $1.25 per share, which represents 166% of the market value of the Company's stock at the closing date. There are a total of 2,000,000 units that will be sold, for a total gross proceeds of $1,000,000.

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

Results of Operations

The Company recognized revenues of $306,752 for the three months ended September 30, 2000 as compared with $1,220 for the three months ended September 30, 1999. Revenues for the six months ended September 30, 2000 were $534,826 as compared with $1,766 for the six months ended September 30, 1999. General and administrative expenses for the three months ended September 30, 2000 were $992,495 as compared with $1,347,094 for the three months ended September 30, 1999. General and administrative expenses for the six months ended September 30, 2000 were $2,561,684 as compared with $2,156,999 for the six months ended September 30, 1999.

Liquidity and Capital Resources

The Company is raising funds for working capital and further expansion of the company's operations. During the quarter, the Company issued 509,333 units in a private placement for gross proceeds of $382,000 and in October issued another 133,666 units for gross proceeds of $100,250. There are a total of 700,000 units that will be sold, for total gross proceeds of $525,000. The Company has also issued 109,890 units in a private placement for gross proceeds of $54,945. There are a total of 2,000,000 units that will be sold, for total gross proceeds of $1,000,000.

The Company's working capital at September 30, 2000 was $381,317 as compared with $403,241 at September 30, 1999, a decrease of $21,924 during the 12-month period.

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

In September 2000, the Company entered into discussions to acquire US Dataworks, Inc., a banking software developer in Houston, Texas. US Dataworks, Inc. would be acquired through a stock-for-stock transaction.

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

ITEM 3.  Defaults upon Senior Securities. None.

ITEM 4.  Submission of Matter to a Vote of Security Holders. None

ITEM 5.  Other Information. None.

ITEM 6.  Exhibits and Reports on Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 21, 2000.

SONICPORT.COM, INC.


By: /s/ Richard Shapiro
    --------------------------------------------------
    Chief Financial Officer