Form 10QSB/A
period 2000-09-30
SONICPORT COM
filed 2000-12-01
CIK 1049505

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               Amendment No. 1 to
                                  FORM 10-QSB/A

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

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  SEPTEMBER 30, 2000 (UNAUDITED)

================================================================================


NOTE 6 - SUBSEQUENT EVENTS (CONTINUED)

         In November 2000, the Company issued 10,989 units in a private placement for gross proceeds of $54,945. Each unit consisted of 10 shares of its common stock and a warrant to purchase one share of the Company's common stock. There are 90,000,000 shares of common stock authorized with a par value of $0.0001. The price is $0.50 per share. The warrant entitles the holder to purchase one share of the Company's common stock at $1.25 per share, which represents 166% of the market value of the Company's stock at the closing date. There are a total of 2,000,000 units that will be sold, for a total gross proceeds of $1,000,000.

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


Results of Operations

The Company recognized revenues of $306,752 for the three months ended September 30, 2000 as compared with $1,220 for the three months ended September 30, 1999. Revenues for the six months ended September 30, 2000 were $534,826 as compared with $1,766 for the six months ended September 30, 1999. In April, 2000 the Company began operations of its Internet service provider which is why there were no revenues for the corresponding period in the prior year.

The Company recognized cost of sales of $ 655,367 for the three months ended September 30, 2000 as compared with $0 for the three months ended September 30, 1999. Cost of sales for the six months ended September 30, 2000 were $ 1,887,383 as compared with $ 0 for the six months ended September 30, 1999. In April, 2000 the Company began operations of its Internet service provider which is why there were no cost of sales for the corresponding period in the prior year.

General and administrative expenses for the three months ended September 30, 2000 were $992,495 as compared with $1,347,094 for the three months ended September 30, 1999. General and administrative expenses for the six months ended September 30, 2000 were $2,561,684 as compared with $2,156,999 for the six months ended September 30, 1999. The increase in general and administrative expenses was due to the start up of operations of the Company's internet service provider in April 2000. Prior to this, the Company did not have any revenue generating operations.

Liquidity and Capital Resources

The Company is raising funds for working capital and further expansion of the company's operations. During the quarter, the Company issued 509,333 units in a private placement for gross proceeds of $382,000 and in October issued another 133,666 units for gross proceeds of $100,250. There are a total of 700,000 units that will be sold, for total gross proceeds of $525,000.Each unit consisted of one share of Series B preferred stock and a warrant to purchase one share of the Company's common stock. The Company has the right to redeem the Series B at any time after issuance at a redemption price of $0.83 per share, plus any accrued but unpaid dividends. The Series B is convertible upon issuance into common stock at $0.75 per share. The warrant entitles the holder to purchase one share of the Company's common stock at $1.25 per share, which represents 115% of the market value of the Company's stock at the closing date.

The Company has also issued 10,989 units in a second private placement for gross proceeds of $54,945. There are a total of 2,000,000 units that will be sold, for total gross proceeds of $1,000,000. Each unit consists of 10 shares of the Company's common stock and a warrant to purchase one share of the Company's common stock. The price is $0.50 per share. The warrant entitles the holder to purchase one share of the Company's common stock at $1.25 per share, which represents 166% of the market value of the Company's stock at the closing date.

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