Form 10QSB
period 2000-12-31
SONICPORT COM
filed 2001-02-20
CIK 1049505

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
(X)      QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2000: 26,789,426 shares of common stock, $0.0001 par value.

Transitional Small Business Disclosure Format (check one) :  Yes  ( )   No  (X)

PART I

                               SONICPORT.COM, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                     DECEMBER 31, 2000 AND 1999 (UNAUDITED)

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                   DECEMBER 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     Page
CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheet                                  F-1 - F-2

       Consolidated Statements of Operations                       F-3 - F-4

       Consolidated Statements of Cash Flows                       F-5 - F-7

       Notes to Consolidated Financial Statements                 F-8 - F-13

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                   DECEMBER 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $   16,707
     Accounts receivable, net of allowance for doubtful
        accounts of $21,830                                           196,470
     Due from related parties                                          53,352
     Prepaid media                                                    975,000
     Prepaid services                                                  72,437
     Deferred financing costs                                         121,542
     Prepaid expenses and other current assets                        157,770
                                                                   -----------

              Total current assets                                  1,593,278

PROPERTY AND EQUIPMENT, net                                         1,257,908
OTHER ASSETS                                                            3,000
                                                                   -----------

                  TOTAL ASSETS                                     $2,854,186
                                                                   ===========

   The accompanying notes are an integral part of these financial statements.

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                   DECEMBER 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Book overdraft                                                $     16,638
     Accounts payable                                                   957,329
     Accrued expenses                                                    23,769
     Interest payable                                                    25,119
     Notes payable                                                       77,000
                                                                   -------------

         Total current liabilities                                    1,099,855

CONVERTIBLE PROMISSORY NOTES                                            400,000
                                                                   -------------

              Total liabilities                                       1,499,855
                                                                   -------------

SHAREHOLDERS' EQUITY
     Convertible preferred stock, $0.0001 par value
         Series A
              800,000 shares authorized
              640,000 shares issued and outstanding
              ($2.50 liquidation preference;
              dividends of $175,000 in arrears)                              64
         Series B
              700,000 shares authorized
              642,999 shares issued and outstanding
              ($0.75 liquidation preference;
              dividends of $16,831 in arrears)                               64
     Common stock, $0.0001 par value
         90,000,000 shares authorized
         28,249,426 shares issued and outstanding                         2,824
     Common stock committed
         712,193 shares                                               1,326,365
     Additional paid-in capital                                      15,140,859
     Deficit accumulated during the development stage               (15,115,845)
                                                                   -------------

              Total shareholders' equity                              1,354,331
                                                                   -------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  2,854,186
                                                                   =============

   The accompanying notes are an integral part of these financial statements.

                                                                           SONICPORT.COM, INC. AND SUBSIDIARY
                                                                                (A DEVELOPMENT STAGE COMPANY)
                                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED) AND
                               FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO DECEMBER 31, 2000 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------

                                                                                                  For the
                                          For the                        For the                 Period from
                                    Three Months Ended              Nine Months Ended           July 20, 1998
                                       December 31,                    December 31,            (Inception) to
                               -----------------------------   -----------------------------    December 31,
                                    2000            1999            2000            1999            2000
                               -------------   -------------   -------------   -------------   -------------
REVENUES                       $    188,198    $      6,508    $    723,023    $      8,274    $    723,023

COST OF REVENUES                    238,021               -       2,335,639               -       2,335,639
                               -------------   -------------   -------------   -------------   -------------

GROSS PROFIT (LOSS)                 (49,823)          6,508      (1,612,616)          8,274      (1,612,616)
                               -------------   -------------   -------------   -------------   -------------

OPERATING EXPENSES
   General and
     administrative                 467,245       1,094,015       2,545,834       3,198,614       9,504,127
   Consulting - related
     parties                              -               -               -               -         377,619
                               -------------   -------------   -------------   -------------   -------------

Total operating
   expenses                         467,245       1,094,015       2,545,834       3,198,614       9,881,746
                               -------------   -------------   -------------   -------------   -------------

LOSS FROM
   OPERATIONS                      (517,068)     (1,087,507)     (4,158,450)     (3,190,340)    (11,494,362)
                               -------------   -------------   -------------   -------------   -------------

OTHER INCOME
   (EXPENSE)
     Interest expense               (25,810)     (1,021,753)        (41,440)     (2,661,125)     (3,618,273)
     Interest income                      -             665          10,559           4,396          29,066
     Loss on disposition
       of assets                    (66,528)              -         (74,385)              -         (74,385)
                               -------------   -------------   -------------   -------------   -------------

Total other income
   (expense)                        (92,338)     (1,021,088)       (105,266)     (2,656,729)     (3,663,592)
                               -------------   -------------   -------------   -------------   -------------

LOSS BEFORE BENEFIT
   FROM INCOME TAXES
   AND EXTRAORDINARY
   ITEM                            (609,406)     (2,108,595)     (4,263,716)     (5,847,069)    (15,157,954)

BENEFIT FROM INCOME
   TAXES                                  -               -             203               -             203
                               -------------   -------------   -------------   -------------   -------------

                   The accompanying notes are an integral part of these financial statements.

                                                      F-3

                                                                                SONICPORT.COM, INC. AND SUBSIDIARY
                                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED) AND
                                    FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO DECEMBER 31, 2000 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------

                                                                                                        For the
                                            For the                           For the                 Period from
                                       Three Months Ended                Nine Months Ended           July 20, 1998
                                          December 31,                      December 31,            (Inception) to
                                -------------------------------   -------------------------------    December 31,
                                     2000             1999             2000             1999             2000
                                --------------   --------------   --------------   --------------   --------------
LOSS BEFORE
   EXTRAORDINARY ITEM           $    (609,406)   $  (2,108,595)   $  (4,263,513)   $  (5,847,069)   $ (15,157,751)

EXTRAORDINARY ITEM
   Income from
   forgiveness of
   interest payable                         -                -           41,906                -           41,906
                                --------------   --------------   --------------   --------------   --------------

NET LOSS                        $    (609,406)   $  (2,108,595)   $  (4,221,607)   $  (5,847,069)   $ (15,115,845)
                                ==============   ==============   ==============   ==============   ==============

BASIC AND DILUTED
   LOSS PER SHARE
     Loss before
       extraordinary item       $       (0.02)   $       (0.09)   $       (0.15)   $       (0.26)   $       (0.64)
   Extraordinary item                       -                -                -                -                -
                                --------------   --------------   --------------   --------------   --------------

Total basic and diluted
   loss per share               $       (0.02)   $       (0.09)   $       (0.15)   $       (0.26)   $       (0.64)
                                ==============   ==============   ==============   ==============   ==============

WEIGHTED-AVERAGE
   COMMON SHARES
   OUTSTANDING                     28,290,460       23,580,377       27,370,760       22,596,668       23,663,908
                                ==============   ==============   ==============   ==============   ==============

                  The accompanying notes are an integral part of these financial statements.

                                                     F-4


                                                                          SONICPORT.COM, INC. AND SUBSIDIARY
                                                                               (A DEVELOPMENT STAGE COMPANY)
                                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED) AND
                              FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO DECEMBER 31, 2000 (UNAUDITED)
------------------------------------------------------------------------------------------------------------


                                                                                                  For the
                                                                        For the                 Period from
                                                                   Nine Months Ended           July 20, 1998
                                                                      December 31,            (Inception) to
                                                            -------------------------------    December 31,
                                                                 2000             1999             2000
                                                            --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $  (4,221,607)   $  (5,847,069)   $ (15,115,845)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation of property and equipment                      41,138           16,980           84,310
       Amortization                                                61,500          553,060          286,190
       Loss on disposal of property and equipment                  74,385                -           77,956
       Interest charges on convertible promissory
         notes                                                          -        2,240,005        2,761,377
       Issuance of stock for services rendered                     54,236          140,000          588,488
       Issuance of options for services rendered                   16,750          458,563        1,111,845
       Issuance of options as financing costs                           -           73,778          453,750
       Issuance of options as compensation expense                      -                -           17,500
       Issuance of warrants as financing costs                          -                -           73,778
       Issuance of warrants for services rendered                       -           19,500           27,450
       Cashless exercise of stock options                               -                -           75,754
       Allowance for bad debt                                      21,830                -           21,830
   (Increase) decrease in
     Accounts receivable                                         (218,300)               -         (218,300)
     Deferred financing costs                                           -         (170,000)         266,685
     Prepaid services                                              37,063                -          (38,562)
     Prepaid expenses and other current assets                   (112,403)        (190,015)        (157,770)
     Other assets                                                  41,929                -           (5,250)
   Increase (decrease) in
     Accounts payable                                             487,961          187,563          915,354
     Accrued expenses                                             (24,583)         (11,007)          84,769
     Accrued interest                                             (21,588)          60,094           72,089
                                                            --------------   --------------   --------------

Net cash used in operating activities                          (3,761,689)      (2,468,548)      (8,616,602)
                                                            --------------   --------------   --------------

           The accompanying notes are an integral part of these financial statements.

                                              F-5


                                                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED) AND
                                  FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO DECEMBER 31, 2000 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------

                                                                                                      For the
                                                                             For the                Period from
                                                                        Nine Months Ended          July 20, 1998
                                                                          December 31,            (Inception) to
                                                                -------------------------------    December 31,
                                                                     2000             1999             2000
                                                                --------------   --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                           $     (22,363)   $    (210,080)   $    (295,174)
   Repayment of note receivable                                             -           45,000                -
   Net cash from related parties                                      (56,393)          84,734          (46,458)
                                                                --------------   --------------   --------------

Net cash used in investing activities                                 (78,756)         (80,346)        (341,632)
                                                                --------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Book overdraft                                                      16,638                -           16,638
   Proceeds from notes payable                                         77,000           20,000          447,000
   Repayment of notes payable                                        (355,000)         (10,000)        (370,000)
   Proceeds from convertible promissory notes                         150,000        2,210,000        2,635,000
   Repayment of convertible promissory notes                                -                -         (500,000)
   Proceeds from common stock                                         781,874                -          781,874
   Proceeds from committed common stock                                     -                -        3,148,900
   Stock issuance costs                                              (104,195)               -         (482,771)
   Proceeds from preferred stock                                    2,482,250          473,500        3,698,300
   Payments on preferred stock                                       (400,000)               -         (400,000)
                                                                --------------   --------------   --------------

Net cash provided by financing activities                           2,648,567        2,693,500        8,974,941
                                                                --------------   --------------   --------------

Net increase (decrease) in cash and cash equivalents               (1,191,878)         144,606           16,707

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                           1,208,585          127,654                -
                                                                --------------   --------------   --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $      16,707    $     272,260    $      16,707
                                                                ==============   ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                                $           -    $      21,500    $     116,760
                                                                ==============   ==============   ==============

                   The accompanying notes are an integral part of these financial statements.

                                                      F-6

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED) AND FOR THE PERIOD FROM JULY 20, 1998 (INCEPTION) TO DECEMBER 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES During the nine months ended December 31, 2000, the Company completed the following:

  o wrote off $99,025 of leasehold improvements and recognized a loss on their disposal of $74,385.

  o note holders converted $500,000 of convertible promissory notes and related finance charges totaling $60,000 into 224,000 shares of common stock.

  o exchanged certain shares of committed common stock for 2,463,095 shares of common stock valued at $4,946,112.

  o issued 1,460,000 shares of common stock as prepayment for services to be rendered valued at $109,500.

During the nine months ended December 31, 1999, the Company completed the following:

  o issued to the note holders an additional 11,601 shares of common stock valued at $5,000.

  o issued 340,000 shares of common stock valued at $330,000 to third parties for other services rendered.

  o convertible promissory notes payable totaling $150,000 were exchanged for 46,940 shares of the Company's common stock.

  o purchased 96 Points of Presence in exchange for 300,000 restricted shares of the Company's common stock valued at $1,125,000.

   The accompanying notes are an integral part of these financial statements.

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   DECEMBER 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BUSINESS

         Sonicport.com, Inc., based in Chatsworth, California, is an Internet marketing and technology infrastructure company that specializes in supporting cost-effective business-to-business and business-to-consumer revenue-based marketing initiatives. Services of Sonicport.com, Inc. include application service provider, software development, web development and design, broadband hosting services, e-commerce services, strategic marketing planning, creative development, television production, media placement, and real-time ad-performance auditing.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of Sonicport.com, Inc. and its wholly owned subsidiary, Sonicport.com, Inc. (the California corporation), (collectively, the "Company"). All intercompany accounts and transactions have been eliminated.

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended March 31, 2000. The results of operations for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

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

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   DECEMBER 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Advertising Expense
         -------------------
         Advertising costs are charged to expense as incurred. For the nine months ended December 31, 2000, the Company recorded advertising expense of $936,762.

         Loss per Common Share
         ---------------------
         The Company calculates loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                                    For the Nine Months Ended
                                                                           December 31,
                                                                    -------------------------
                                                                       2000          1999
                                                                    -----------   -----------
                                                                    (unaudited)   (unaudited)
             Options outstanding under the Company's stock
                 option plans                                        3,500,846     1,475,846
             Options granted outside the Company's stock
                 option plans                                        1,557,402     1,068,402
             Warrants issued in conjunction with Series B
                 convertible preferred stock                           642,999             -
             Warrants issued in conjunction with private
                 placements                                            287,358             -
             Warrants issued as a financing cost for notes
                 payable                                                74,000        74,000
             Series A convertible preferred stock                      153,600             -
             Series B convertible preferred stock                      642,999             -

                                      F-9

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   DECEMBER 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2000 consisted of the following:

                  Furniture and fixtures                       $      75,654
                  Office equipment                                   102,554
                  Computer equipment                               1,125,000
                                                               --------------

                                                                   1,303,208
                  Less accumulated depreciation                       45,300
                                                               --------------

                      TOTAL                                    $   1,257,908
                                                               ==============

         Depreciation expense for the nine months ended December 31, 2000 and 1999 was $40,338 and $16,980, respectively. At December 31, 2000, the computer equipment had not been put into service, and therefore, no depreciation has been recorded.

NOTE 4 - NOTES PAYABLE

         Notes payable at December 31, 2000
         consisted of the following:

                  Note payable, no interest,
                    unsecured, due on demand.                  $      47,000
                  Note payable, interest at 12%,
                    unsecured, due on demand.                         30,000
                                                               --------------

                                                                      77,000
                  Less current portion                                77,000
                                                               --------------

                      LONG-TERM PORTION                        $           -
                                                               ==============

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   DECEMBER 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

         On November 27, 2000 and December 15, 2000, the Company entered into Subscription Agreements for gross proceeds of $100,000 and $50,000, respectively. Each unit consisted of a convertible promissory note and a warrant to purchase one share of the Company's common stock for each dollar borrowed by the Company. The holders of the notes have the option to convert the notes at any time after the maturity date if the notes are not repaid in full or within 10 days after the Company notifies the holder of its intention to redeem the note and the notes will be repaid by the Company at the earlier of the closing of a private placement of at least $2,500,000 in net proceeds or the maturity date. The notes are convertible at the offering price of the private placement of common stock commenced by the Company immediately after the issuance of the units, or $0.40 per share. The notes earn interest at 10% per annum, and the principal and any unpaid interest are due on May 27, 2001 and June 15, 2001, respectively.

         In accordance with generally accepted accounting principles, the difference between the conversion price of $0.40 and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first becomes convertible. In connection with the issuance of the notes, the Company recorded deferred financing costs of $121,542 as a current asset and interest expense of $17,583 in the accompanying statement of operations for the three months ended December 31, 2000.

         Each warrant entitles the holder to purchase one share of the Company's common stock at $0.74 and $0.63 per share, respectively, and expires two years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was determined to be immaterial.


NOTE 6 - SHAREHOLDERS' EQUITY

         Stock Options
         -------------
         During the nine months ended December 31, 2000, the Company issued options to purchase 967,000 shares of the Company's common stock pursuant to the 1999 Stock Option Plan.

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   DECEMBER 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 - SHAREHOLDERS' EQUITY (CONTINUED)

         Convertible Preferred Stock - Series B
         --------------------------------------
         In August and October 2000, the Company issued 509,333 and 133,666 units respectively, in a private placement for gross proceeds of $382,000 and $100,250, respectively. Each unit consisted of one share of its voting Series B Convertible Preferred Stock (the "Series B") and a warrant to purchase one share of the Company's common stock. There are 700,000 shares of Series B authorized with a par value of $0.0001. The Series B has a liquidation preference of $0.75 per share and carries a 10% cumulative dividend payable on each March 1 and September
         1. The Company has the right to redeem the Series B at any time after issuance at a redemption price of $0.83 per share, plus any accrued but unpaid dividends. The Series B is convertible upon issuance into common stock at $0.75 per share. The warrant entitles the holder to purchase one share of the Company's common stock at $1.25 per share, which represents 115% of the market value of the Company's stock at the closing date.

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

         In November 2000, the Company issued 287,358 shares of common stock in a private placement for gross proceeds of $114,927.

         Common Stock for Services Rendered
         ----------------------------------
         In July 2000, the Company issued 2,000 shares of common stock for services rendered valued at $1,000, which was the fair market valued of the services rendered.

         In October 2000, the Company issued 1,000,000 and 310,000 shares of common stock as prepayment for services rendered valued at $75,000 and $23,250, respectively, which was the fair market value of the services rendered.

         In November 2000, the Company issued 150,000 shares of common stock as prepayment for services rendered valued at $11,250, which was the fair market value of the services rendered.

NOTE 7 - SUBSEQUENT EVENTS

         In January 2001, the Company issued 300,000 shares of common stock in a private placement for gross proceeds of $120,000.

                                              SONICPORT.COM, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   DECEMBER 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)

         In January 2001, the Company entered into a Subscription Agreement for gross proceeds of $10,000. Each unit consisted of a convertible promissory note and a warrant to purchase one share of the Company's common stock for each dollar borrowed by the Company. The holder of the note has the option to convert the note at any time after the maturity date if the note is not repaid in full or within 10 days after the Company notifies the holder of its intention to redeem the note. The note is convertible at the offering price of the private placement of common stock commenced by the Company in November 2000, or $0.40 per share. The note earns interest at 10% per annum, and the principal and any unpaid interest are due in July 2001.

         In accordance with generally accepted accounting principles, the difference between the conversion price of $0.40 and the Company's stock price on the date of issuance of the note is considered to be interest expense. It is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first becomes convertible. In connection with the issuance of the note, the Company will record deferred financing costs as a current asset and interest expense in the accompanying statement of operations for the three months ended March 31, 2001.

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

Overview of the Company's Business

Sonicport.com, based in Chatsworth, California, is an internet marketing and technology infrastructure company that specializes in supporting cost-effective business-to-business and business-to-consumer revenue-based marketing initiatives. Through its various business units, Sonicport.com has pioneered a new cost effective and measurable methodology to assist companies to build revenues by acquiring and retaining paying customers. Services of Sonicport.com include application service provider (ASP), software development, web development and design, strategic alliances, broadband hosting services, e-commerce services, transaction processing, technical support, customer service, strategic marketing planning, creative development, television production, media placement, and real-time ad-performance auditing.

Results of Operations

The Company recognized revenues of $188,198 for the three months ended December 31, 2000 as compared with $6,508 for the three months ended December 31, 1999. Revenues for the nine months ended December 31, 2000 were $723,023 as compared with $8,274 for the nine months ended December 31, 1999. In April 2000, the Company began operations of its internet service provider, which is why there were no revenues for the corresponding period in the prior year.

The Company recognized cost of sales of $238,021 for the three months ended December 31, 2000 as compared to $0 for the three months ended December 31, 1999. Cost of sales for the nine months ended December 31, 2000 was $2,335,639 as compared to $0 for the nine months ended December 31, 1999. In April 2000, the Company began operations of its internet service provider, which is why there were no cost of sales for the corresponding period in the prior year.

General and administrative expenses for the three months ended December 31, 2000 were $467,245 as compared with $1,094,015 for the three months ended December 31, 1999. General and administrative expenses for the nine months ended December 31, 2000 were $2,545,834 as compared with $3,198,614 for the nine months ended December 31, 1999. The decrease in general and administrative expenses was due to consolidation of services and overhead completed during the quarter.

Liquidity and Capital Resources

The Company is raising funds for working capital and further expansion of the Company's operations. During the quarter, the Company issued 133,666 units in a private placement for gross proceeds of $100,250. There are a total of 700,000 units that will be sold, for total gross proceeds of $525,000. The Company has also issued 287,358 shares of common stock in a private placement for gross proceeds of $114,927 and in January issued another 300,000 shares of common stock for gross proceeds of $120,000. There are up to 5,000,000 shares that will be sold, for total gross proceeds of $2,000,000. The Company also received proceeds of $150,000 during the quarter from convertible promissory notes and in January received $10,000 in proceeds from another convertible promissory note.

The Company's working capital at December 31, 2000 was $572,255 as compared with $313,025 at December 31, 1999, an increase of $259,230 during the 12-month period.

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

ITEM 3.  Defaults upon Senior Securities. None.

ITEM 4.  Submission of Matter to a Vote of Security Holders. None

ITEM 5.  Other Information. None.

ITEM 6.  Exhibits and Reports on Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2001.

SONICPORT.COM, INC.


By: /s/ Richard Shapiro
    --------------------------------------------------
    Chief Financial Officer