Form 10KSB
period 2001-03-31
SONICPORT INC
filed 2001-07-13
CIK 1049505

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549


                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-23365

                                 SonicPort, Inc.
             (Exact name of registrant as specified in its charter)


           Nevada                                          84-1290152
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                       identification number)


                              21621 Nordhoff Street
                          Chatsworth, California 91311
          (Address of principal executive offices, including zip code)

                                 (818) 678-4535
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock, par value $0.0001 per share

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 2001 was $9,948,179 based upon the average of the last available bid and asked price of the Common Stock of $0.66 as of May 31, 2001.

Number of shares of common stock outstanding as of May 31, 2001: 42,318,786

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in the section entitled "Management's Discussion and Analysis of Financial Position and Results of Operations -Factors that May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and other prior documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2002.

                                     PART I

Item 1.  Description of Business

General

SonicPort, Inc. ("Sonicport" or the "Company") is a financial services application service provider specializing in integrating transaction processing software, supported by broadband hosting, technical expertise and customer service. Additional value-added services include customer software development and strategic marketing and planning. Effective April 2, 2001, the Company acquired US Dataworks, Inc. ("Dataworks"). Dataworks is a leading developer of transaction processing software serving the banking and Automated Clearing House
(ACH) processing industries. Dataworks develops, markets and supports transaction-processing software for Windows NT computer systems. Dataworks enables organizations to transition from traditional paper-based payment and billing processes to electronic solutions. Dataworks is able to generate primary revenue from the licensing and collecting of transaction fees from its core products; Remoteworks, Remitworks, MICRworks, and Returnworks. Dataworks' systems are designed to integrate with solutions and service offerings of other financial software service companies and financial institutions in order to minimize the expense of adding features or customization. Dataworks also has a strategic alliance with CheckFree Corporation (NASDAQ:CKFR) to license Dataworks' software for its banking customers and Thomson Financial Publishing, a unit of Thomson Corporation (TSE:TOC) to incorporate Thomson's EPICWare database into Dataworks' products.

Background of The Company

The Company was originally incorporated in December 1994 in Colorado as JLQ, Inc., to deal in the wholesale distribution of picture frames. However, no revenues were derived from such business operations. In 1997, the Company changed its name to New World Publishing, Inc. The Company had minimal activities until May 1999. In May 1999, the Company and Communications Television, Inc., ("CTV"), entered into an Agreement and Plan of Reorganization providing for the reorganization of CTV with and into the Company, with CTV becoming a wholly owned subsidiary of the Company (the "Reorganization"). Prior to the Reorganization, CTV was organized for the purpose of developing and operating subscriber-based virtual communities on the Internet. Pursuant to the Reorganization, all of the outstanding shares of common stock of CTV were exchanged for an aggregate of 19,020,167 common shares of voting stock of the Company. The closing of the Reorganization occurred effective May 18, 1999. The Company changed its name to "SonicPort.com, Inc." as of October 18, 1999, and to SonicPort, Inc. in February 2001. The Company changed its state of incorporation from Colorado to Nevada in February 2000.

Pursuant to the Share Exchange Agreement, dated as of March 30, 2001 with an effective date of April 2, 2001 (the "Closing"), the Company acquired from the shareholders of Dataworks ("Sellers") all of the shares of Dataworks (the "Acquisition") in exchange for an aggregate of 18,666,667 shares of the Company's common stock (the "Acquisition Shares") and five year warrants (the "Warrants") to purchase an aggregate of 1,000,000 shares of the Company's common stock at an exercise price of $.73 per share. Of the Acquisition Shares, 4,000,000 shares had previously been issued to the Sellers in consideration for extending the date for closing of the Acquisition and 13,066,667 shares were issued at the Closing. Pursuant to the Contribution Agreement dated April 3, 2001 (the "Contribution Agreement"), at the Closing and as a condition thereof, David Baeza and Stanton Dodson (the "Contributors") contributed an aggregate of 2,400,000 shares of the Company's common stock to the capital of Sonicport, sold 2,200,000 shares for $220,000 and agreed to contribute an additional 1,600,000 shares as requested by the Board of Directors. Prior to the Acquisition, the Company had been interested in acquiring a proprietary application to expand its ASP business without expending capital and the time to develop an on-going business with a high visibility client base and a proven management team. Dataworks had been seeking access to capital and more market visibility to expand its products.

The Company's registered office and principal place of business is located at 21621 Nordhoff Street, Chatsworth, California 91311. The Company's telephone number is (818) 678-4535.

Unless the context requires otherwise, as used herein, any reference to the Company includes the Company's subsidiary - US Dataworks, Inc., a Delaware Corporation.

The Company operates in two business segments; Service Provider and Software Licensing.

SERVICE PROVIDER

Internet Service Provider

Beginning in May 2000, Sonicport initiated its services as an Internet service provider, providing nationwide Internet access and related value-added services to individual and business customers through dial-up connections. During the fiscal year ended March 31, 2001, Sonicport was able to recognize revenues derived from this business-to-consumer service, but also focused on the fact that this business is intensely competitive and costly. Sonicport is also a company that specializes in supporting cost-effective business-to-business revenue-based marketing initiatives. With the acquisition of Dataworks, Sonicport is changing the focus of the business to being an application service provider and dealing with companies rather than individual consumers.

Application Service Provider

As an Application Service Provider (ASP), Sonicport is able to offer the transaction processing software products and technology ("Remoteworks") developed by Dataworks, its wholly owned subsidiary, via the Internet. Remoteworks is a web-based ACH and check conversion service, which converts paper checks in a lockbox environment to electronic files for return items (RCK) and ACH return processing utilizing Returnworks software. The service is provided for merchants or third party service providers who have made the decision to outsource their ACH and check conversion applications without the capital investment required with in-house processing. The in-house system runs on Windows based client/server architecture and is integrated with Thomson Financial Publishing's EPICWare database. The system applies Dataworks' proprietary MICR parsing algorithms and EPICWare to create new records for modified transactions. The features and functionality provided through the system allow companies to create a turnkey, secure operation for ACH debit applications. The software application converts returned (i.e., NSF) paper checks into electronic debits, thereby significantly increasing the collectibility upon re-presentment. The application provides traditional and online companies with a fully integrated transaction processing solution without having to manage multiple vendors and integrate their back-end operations. The advantages of this system include more efficient bank clearance, quicker access to funds, and the ability to automatically resubmit certain types of checks. The Company manages the application and server architecture, maintains and upgrades the software and provides technical support for the customer's operations.

Maintenance

Sonicport offers a customizable, full service network operations center ("NOC") supported by an extensive, secure infrastructure utilizing the latest network operating technologies. The applications reside on a dedicated server, which prevents the system from becoming overloaded by other traffic that extensive usage and multiple applications can cause. Clients access the information through a secure connection to the application through a virtual private network, which increases the level of security. The dedicated server also increases the level of reliability and scalability of the system, and allows for growth in the client base. Data backup is done on a daily basis which increases the reliability of recovery, should this be necessary.

Support

Sonicport offers a wide range of support services that include basic hosting, technical support, customer service, and telephone or Internet access to support personnel 24 hours a day/7 days a week. Sonicport offers a variety of service level agreements so that clients can select the amount of service they need for their business. Sonicport provides clients with technical expertise, advanced applications and the enhanced performance operating systems, ensuring that their online interests run smoothly and successfully.

SOFTWARE LICENSING

Systems Software

Datawork's approach to the financial transaction software market is to conceive, design and develop products that fill specific needs in the industry, choosing to focus on innovating and improving existing technologies. This allows for the products to work with existing technologies, rather than requiring a complete technological makeover. Dataworks has several software products (the "Works"), which make a fully integrated product suite designed to satisfy all check truncation and conversion requirements.

MICRworks                  This product handles the Magnetic Ink Character
                           Recognition (MICR) requirements of paper checks (the
                           numbers on the bottom of the check) as well as the
                           raw MICR entered as a result of a WEB or telephone
                           initiated transaction
Remitworks                 This product handles the creation of ACH transactions
                           as a result of conversion of paper checks (such as in
                           a lock box environment) or direct ACH debits (for
                           client that do not have a paper check, such as WEB or
                           Telephone initiated payments).
Returnworks                This product handles the decisioning and possible
                           reprocessing of return checks and returned ACH items.

Remoteworks is a combination of all these products but is delivered via a WEB-enabled front end so the actual software runs in a hosted environment.

Customers

Dataworks serves five of the top 25 banking institutions, two of the top 10 credit card issuers, two government institutions and several high-volume merchants. Dataworks does not depend on any specific customer for any material portion of its revenue. However, Dataworks' relationship with CheckFree is material and has amounted to a material portion of the Company's revenue. As Dataworks starts to sell its web-based offering, Remoteworks, the Company will be less dependent on sales to large clients.

Strategic Business Relationships

Dataworks has a marketing alliance with CheckFree Corporation, the largest provider of ACH systems in the world, to sell Returnworks as a module to their industry standard system, PEP+. This has resulted in a rapid acceptance of Returnworks within the banking industry as "THE ACH Return Item System". CheckFree Corporation resells various Dataworks products and services under contract. Thomson Financial Publishing, a unit of Thomson Corporation provides its own proprietary product (EPICWare), which is integrated into Dataworks check truncation solutions.

Service Provider and Software Licensing Revenues

Revenues for the ISP are received from individuals through automatic debits from the customer's checking account or credit card account. ASP revenues are based on the various service level agreements, which can be fee based on a monthly basis, or transaction-based, depending upon the number of transactions generated and charged on a monthly basis.

Revenues generated by Dataworks are done through the sales of licensed software. Fees from licenses are recognized as revenue upon installation, provided fees are fixed and determinable and collection is probable. Fees from licenses sold together with consulting services are generally recognized upon installation provided that the above criteria have been met, payment of the license fees is not dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the licensed software. Customers purchase one year of software maintenance at the time the software license is initially purchased. Dataworks bills maintenance fees annually at the beginning of year two and each year thereafter. Revenues related to consulting services are recognized on a services-performed basis.

Patents and Trademarks

The Company has applied for a patent on Returnworks. The Company has also applied for trademarks on the names of its premier products and services, including Remitworks, Remoteworks, Returnworks, and MICRworks. All applications are pending.

Government Regulation

As a processor of electronic checks (ACH), Dataworks must comply with federal laws governing the processing of electronic transactions. Dataworks is in compliance with all federal laws and works closely with the National Automated Clearing House Association (NACHA) to ensure its systems remain both compliant with laws and regulations as well as NACHA guidelines.

Currently business checks cannot be converted to electronic transactions under the rules published by NACHA (this is not a law but is a guideline). In September 2001, it is probable that this will change and Dataworks will be allowed to convert business checks to ACH. This development is expected to open up new business opportunities for Dataworks.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

Revenue Growth and Economic Conditions

The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services in the product segments in which the Company competes. Because the Company's sales are primarily to major banking and government customers, the Company's business also depends on general economic and business conditions. A softening of demand caused by a weakening of the economy may result in decreased revenues or lower growth rates. There can be no assurances that the Company will be able to effectively promote future license revenue growth in its application business.

Expected Potential Fluctuation in Plan of Operations

The Company expects that its operating results may fluctuate significantly as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results include: (i) the Company's ability to attract and retain clients and maintain their satisfaction; (ii) the announcement or introduction of new software, services and products by the Company or its competitors; (iii) the success of the Company's brand building and marketing campaigns; (iv) price competition; (v) the Company's ability to upgrade and develop its systems and infrastructure to accommodate growth; (vi) the Company's ability to attract new personnel in a timely and effective manner; (vii) technical difficulties or service interruptions; (viii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure; (ix) consumer trends; (x) governmental regulation by federal or local governments; and (xi) general economic conditions as well as economic conditions specific to the financial services industry.

Because of the emerging nature of the markets in which the Company competes, it is difficult for the Company to forecast its revenues or earnings accurately. The Company's current and future expense levels expectations are based largely on its investment plans and estimates of future revenues and are, to a large extent, fixed. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to the Company's planned expenditures would have an immediate adverse effect on the Company's business, results of operations and financial condition. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on its business, results of operations and financial condition.

Competition

The primary competitive factors determining success in the financial services software market are:
         o        reputation for reliability and service
         o        effective customer support

         o        pricing
         o        easy-to-use software
         o        geographic coverage

The market for financial services software is relatively new, highly competitive, rapidly evolving and subject to rapid technological change. While relatively new, the market is already highly competitive and characterized by an increasing number of entrants who have introduced or developed products and services similar to those offered by the Company. The Company expects competition not only to persist but also to increase. Increased competition may result in price reductions, reduced margins and loss of market share. The Company has identified eleven competitive vendors in the market; Bank One, BankServ, CheckAGAIN, CheckFast, Inc., The EFT Network, Inc., eFunds Corporation, Equifax Check Solutions, Global eTelecom, Inc., Integrated Check Technologies, LML Payment Systems, Princeton eCom, Provident Bank, SolutranXpressCheX, Inc., and RCK Services.

Some of the current and potential competitors have longer operating histories, larger installed customer bases, greater name recognition, and longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than the Company does. At any time the Company's current and potential competitors could increase their resource commitments to Sonicport's markets. The Company expects to face additional competition from new market entrants in the future, as the barriers to entry into this business are also relatively low. The Company's current or future competitors may also be better positioned to address technological and market developments or may react more favorably to technological changes. The Company competes on the basis of a number of factors, including the breadth and quality of services, creative design and systems engineering expertise, pricing, and technological innovation and understanding clients' strategies and needs. Many of these factors are beyond the Company's control. Existing or future competitors may develop or offer strategic services that provide significant technological, creative, performance, price or other advantages over the services offered by Sonicport. As a result, the Company's financial condition, operating results and business could be adversely affected and the value of the investment in the Company could be reduced significantly.

No Assurance of Profitability

The Company believes that the planned growth and profitability will depend in large part on its ability to promote its brand name and gain and expand clients for whom the Company would provide its ASP services and licensing agreements. Accordingly, the Company intends to invest heavily in marketing and promotion, development of its clients, development of its marketing technology and operating infrastructure development.

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

Risk of System Failures

The Company's success with respect to its financial services products, and in particular its ability to provide high quality customer service, will depend on the efficient and uninterrupted operation of its computer and communications hardware systems. These systems and operations are generally vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism and similar events. Despite any precautions taken by, or planned by the Company, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in the services provided by the Company. In addition, failure to provide the data communications capacity required by the Company, as a result of human error, natural disaster or other operational disruption, could result in interruptions in the Company's service. Any damage to or failure of the systems of the Company could result in reductions in, or terminations of the ASP service, which could have a material adverse effect on the Company's business, results of operations and financial condition. In the case of frequent or persistent system failures, the Company's reputation and name brand could be materially adversely affected.

Rapid Technological Change

Rapidly changing technology, evolving industry standards, introductions and enhancements and changing customer demands characterize the market in which the Company competes. The Company's future success will depend on its ability to adapt to rapidly changing technologies, to adapt its services to evolving industry standards and to continually improve the performance, features and reliability of its service in response to competitive service and product offerings and evolving demands of the marketplace. The failure of the Company to adapt to such changes would have a material adverse effect on the Company's business, results of operations and financial condition.

Legal Liability to Sonicport Clients

Many of the Company's engagements involve the development and implementation of software that are important to the Company's future clients' businesses. The Company's failure or inability to meet a client's expectations in the performance of services could injure Sonicport's business reputation or result in a claim for substantial damages against the Company regardless of its responsibility for such failure. In addition, the services Sonicport will provide for its clients may include confidential or proprietary client information. Although the Company has implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim against the Company for substantial damages. The Company's contractual provisions attempting to limit such damages may not be enforceable in all instances or may otherwise fail to protect the Company from liability for damages.

Possible Volatility of Stock Price

The trading price of the Common Stock might be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's quarterly operating results, announcements of technological innovations, or new services by the Company or its competitors, changes in financial estimates by securities analysts, announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments, additions or departures of key personnel, sales of Common Stock or other securities of the Company in the open market and other events or factors, many of which are beyond the Company's control. There can be no assurance that these trading prices and valuations will be sustained. These broad market and industry factors may materially and adversely affect the market price of the Common Stock, regardless of the Company's operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, may also adversely affect the market price of the Common Stock.

Control by Principal Stockholders, Executive Officers and Directors

The Company's executive officers and directors (and their affiliates), in the aggregate, own more than 61% of the Company's outstanding Common Stock. As a result, such persons, acting together, have the ability to control all matters submitted to stockholders of the Company for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) and to control the management and affairs of the Company. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of the Company's Common Stock.

Shares Eligible for Future Sale

As of May 31, 2001, there were approximately 42,318,786 shares of Common Stock outstanding, of which at least 36,133,221 are restricted securities ("Restricted Securities") under the Securities Act, a majority of which are held by affiliates of the Company. These Restricted Securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If such holders sell in the public market, such sales could have a material adverse effect on the market price of the Company's Common Stock. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company, who has beneficially owned restricted shares of Common Stock for at least one year is entitled to sell, in certain brokerage transactions, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or if the Common Stock is quoted on AMEX or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale. A person who presently is not and who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the volume limitations described above.

Enforcement of the Company's Intellectual Property Rights

The Company relies on a combination of patent, trademark trade secrets, confidentiality procedures and contractual procedures to protect its intellectual property rights. Despite the Company's efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to obtain and use technology or other information that the Company regards as proprietary. These can also be no assurances that the Company's intellectual property rights would survive a legal challenge to their validity or provide significant protection for the Company.

Employees

As of the date of this Report, the Company has 29 full-time employees, 6 in Sonicport and 23 in Dataworks. The Company is not a party to any collective bargaining agreement with its employees.

Item 2.  Description of Property

The Company's principal executive offices, consisting of 1,000 square feet of office space, are located at 21621 Nordhoff Street, Chatsworth, California, 91311. The Company entered into a lease agreement on April 2, 2001 with an affiliated third party. The term of the lease expires on April 1, 2006. The lease cost is $1,000 per month with an annual increase of 3% of the previous years' rent. Dataworks has offices located in both California and Texas. The California offices, consisting of 5,000 square feet of office space, are located at 8053 Deering Avenue, Canoga Park, California, 91304. The Company entered into a lease agreement on April 2, 2001 with an affiliated third party. The term of the lease expires on April 1, 2006. The lease cost is $5,000 per month with an annual increase of 3% of the previous years' rent. The offices in Texas consist of 3,148 square feet of office space, are located at 5301 Hollister, Suite 250, Houston, Texas, 77040. The Company has a lease agreement with an unaffiliated third party. The lease cost is $4,563 per month and the lease expires on October 31, 2001.

The Company believes that its current offices are adequate for its needs.

Item 3.  Legal Proceedings

There are no pending material legal proceedings to which the Company or any of its properties is subject, nor to the knowledge of the Company, are any such legal proceedings threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

On December 20, 2000, the Company held a Special Shareholders Meeting. At the Meeting, the following proposals were approved by the Company's shareholders:
         1. The acquisition of Dataworks, Inc; 16,347,172 shares voted for, none against, none abstained
         2. The change of the Company's name to "SonicPort, Inc."; 16,347,172 shares voted for, none against, none abstained
         3. The ratification of the Company's certified public accountants being Singer Lewak Greenbaum and Goldstein LLP; 16,347,172 shares for, none against, none abstained
         4. Approval of the Company's 2000 Stock Option Plan; 16,312,369 in favor, none against, 34,803 withheld

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's Common Stock has been traded on the American Stock Exchange since April 2000 under the symbol "SPO". Prior to April 2000, the Company's Common Stock had been listed on the Bulletin Board under the symbol "SONI", beginning October 1999. The Company's previous symbol was "ISPS", initiated May 21, 1999 following the Reorganization. Prior to Reorganization, the Company's Common Stock had been traded only sporadically under the symbol "NWPB".

The Company's high and low closing bid and ask information for the fiscal years ended March 31, 2001 and 2000, is listed below as provided by the American Stock Exchange ("AMEX"). Quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail markup, mark down or commission, and may not represent actual transactions.

----------------------------------- -------------------------------------------- ----------------------------------------
                                                    Closing Bid                                Closing Ask
----------------------------------- --------------------- ---------------------- ------------------- --------------------
           Fiscal 2001                      High                   Low                  High                 Low
----------------------------------- --------------------- ---------------------- ------------------- --------------------
Fourth Quarter                             1.125                 0.5000                1.0625              0.5400
----------------------------------- --------------------- ---------------------- ------------------- --------------------
Third Quarter                              1.000                 0.5625                1.0625              0.5625
----------------------------------- --------------------- ---------------------- ------------------- --------------------
Second Quarter                              1.75                 0.6875                1.8125              0.6875
----------------------------------- --------------------- ---------------------- ------------------- --------------------
First Quarter                              4.4062                 1.375                4.375                1.25
----------------------------------- --------------------- ---------------------- ------------------- --------------------
           Fiscal 2000
----------------------------------- --------------------- ---------------------- ------------------- --------------------
Fourth Quarter                             4.4375                 4.000                4.5625              4.01325
----------------------------------- --------------------- ---------------------- ------------------- --------------------
Third Quarter                             5.01325                 4.000               5.15625               4.125
----------------------------------- --------------------- ---------------------- ------------------- --------------------
Second Quarter                             5.8125                 3.625                5.9375              3.9375
----------------------------------- --------------------- ---------------------- ------------------- --------------------
First Quarter                              5.625                 1.03125               6.125                3.000
----------------------------------- --------------------- ---------------------- ------------------- --------------------

The last reported closing bid price of Common Stock reported by AMEX was on June 26, 2001 at $0.50 per share of Common Stock. As of May 31, 2001, there were approximately 78 record holders of the Company's Common Stock, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors.

Dividend Policy

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business. Subsequent to the close of the fiscal year ended March 31, 2001, the Company paid cash dividends to the owners of Series A and Series B Preferred Stock.

Recent Sales of Unregistered Securities

Units

On March 14, 2001, March 26, 2001, and March 27, 2001, the Company sold five units and received gross proceeds of $750,000, $650,000, and $125,000 respectively from five accredited investors. Each unit consisted of a convertible promissory note and a one year warrant to purchase one share of the Company's common stock at an exercise price of $0.40 per share for each dollar borrowed by the Company. The holder of the note have the option to redeem the note at any time prior to the note maturity date at 125% of the face value of the note if the notes are redeemed more than 90 days from the issuance date of the notes. The notes are convertible at the lesser of 80% of the average closing price for the 20 trading days immediately preceding the conversion date or $0.40 per share. The notes earn interest at 10% per annum, and the principal and any unpaid interest are due on March 14, 2002, March 26, 2002, and March 27, 2002. No commissions were paid in connection with the issuance of these notes.

Subsequent to March 31, 2001, the Company sold three units and received gross proceeds of $750,000 from three accredited investors. Each unit consisted of a convertible promissory note and a one year warrant to purchase one share of the Company's common stock at an exercise price of $0.40 per share for each dollar borrowed by the Company. The holder of the note has the option to redeem the notes at any time prior to the notes maturity dates at 125% of the face value of the notes if the notes are redeemed more than 90 days from the issuance date of the notes. The notes are convertible at the lesser of 80% of the average closing price for the 20 trading days immediately preceding the conversion date or $0.40 per share. The notes earn interest at 10% per annum, and the principal and any unpaid interest are due on March 26, 2002 and May 15, 2002. No commissions were paid in connection with the issuance of this note.

Common Stock

In May 2000, the Company completed a private placement of 286,740 shares of its Common Stock to 27 accredited investors at $2.50 per share, raising a total of $716,850. During the year ended March 31, 2001, the Company completed a private placement of 862,318 shares of its Common Stock to 13 accredited investors at $0.40 per share, raising a total of $344,927. Subsequent to March 31, 2001, the Company placed 250,000 shares of its Common Stock with an accredited investor at $0.40 per share, raising a total of $100,000. Aggregate commissions of $90,251 were paid.

Preferred Stock

From July 10, 2000 through November 2000, the Company sold 642,999 shares of its Series B 10% Convertible Preferred Stock at a purchase price of $0.75 per share to eight accredited investors not affiliated with the Company, in a private placement raising $482,250. The conversion ratio is one preferred share convertible into one common share, and each preferred share includes one warrant to purchase a common share at $1.25 per share. Subsequent to March 31, 2001, the Company purchased back 13,333 shares from one shareholder for $10,000. Commissions of $30,990 were paid for the securing of these investors.

All sales of securities described above were made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended under
Section 4(2).

Item 6.  Management's Discussion and Analysis or Plan of Operations

The following table contains selected financial data of the Company, including historical data for Dataworks for the past two years, and is qualified by the more detailed financial statements and the notes thereto provided in this report. The financial data as of and for the year ended March 31, 2001 and the year ended March 31, 2000 have been derived from the Company's audited financial statements included in this report.

  ---------------------------- ------------------------ -----------------------
       Selected Financial              Year Ended              Year Ended
              Data                   March 31, 2001          March 31, 2000
  ---------------------------- ------------------------ -----------------------
            Revenues                   1,387,736                 144,507
  ---------------------------- ------------------------ -----------------------
          Cost of Sales                2,480,760                    0
  ---------------------------- ------------------------ -----------------------
          Gross Profit                (1,093,024)                144,507
  ---------------------------- ------------------------ -----------------------
    Total Operating Expense            5,427,305                6,473,094
  ---------------------------- ------------------------ -----------------------
      Loss From Operations            (6,520,329)              (6,328,587)
  ---------------------------- ------------------------ -----------------------
         Other Expenses               (1,415,523)              (3,311,747)
  ---------------------------- ------------------------ -----------------------
            Net Loss                  (7,935,649)              (9,640,334)
  ---------------------------- ------------------------ -----------------------
     Basic and Diluted Loss              (0.19)                  (0.25)
            Per Share
  ---------------------------- ------------------------ -----------------------
          Total Assets                 3,988,916                3,694,158
  ---------------------------- ------------------------ -----------------------
        Total Liabilities              4,219,751                1,698,202
  ---------------------------- ------------------------ -----------------------
      Stockholder's Equity             (230,835)                1,995,956
  ---------------------------- ------------------------ -----------------------

The results of operations reflected in this discussion include the operations of Dataworks for the past two years. The Acquisition Agreement between Sonicport and Dataworks was signed on March 31, 2001, with an effective date of April 2, 2001. Balance sheet information, as well as revenues and expenses, are clearly affected by this consolidation, and it is important to understand this when viewing the overall results.

Revenue for the year ended March 31, 2001 increased by $1,243,229 or 860% from $144,507 for the year ended March 31, 2000 to $1,387,736 for the same period in 2001. The increase in revenue was due to the following:

         o The Company's ISP became operational in the fiscal year ended March 31, 2001, with revenues of $626,134.
         o Licensing revenues to unrelated third parties increased from $144,507 in 2000 to $761,602 in 2001 due to further expansion of the customer base within Dataworks.

Cost of sales for the year ended March 31, 2001 increased by $2,480,760. The increase in the cost of sales is due to the ISP becoming operational in May 2000. There are no costs for the licensing revenues of Dataworks as the development costs were incurred in previous years.

Total operating expenses for the year ended March 31, 2001 decreased by $1,045,789 or 16% from $6,473,094 for the year ended March 31, 2000 to
$5,427,305 for the same period in 2001. The decrease was due principally to the elimination and consolidation of a portion of the Company's overhead, including moving to a new location, the release of some employees, and the scaling back of the ISP operations, and to the write-down of prepaid media for $975,000. The write-down was made since it was uncertain whether the media provider would be able to fulfill his commitment.

Other expenses, including interest expense and financing costs, were reduced during the fiscal year ended March 31, 2001 due to the debentures issued during the prior year being converted into shares of stock during the current year. Interest expense decreased by 57% or $1,896,224 from the year ended March 31, 2000, to $1,415,523. During the fiscal year ended March 31, 2001, financing costs were recognized of $121,523. These are attributable to the commissions and other expenses paid in connection with the issuance of the common stock and preferred stock during the year. Also, during the year ended March 31, 2001, a loss of $981,000 was recognized on the sale of computer equipment, which had not been put in service, back to the individual from whom it had been purchased.

Net loss for the year ended March 31, 2001 decreased by $1,704,685 or 17% from a net loss of $9,640,334 for the year ended March 31, 2000, to a net loss of $7,935,649 for the same period in 2001. The decrease is primarily due to significantly higher sales from the operation of the ISP and the increased revenue due to the increasing client base of Dataworks and the decrease in costs due to moving to a new location, the release of some employees and scaled back operations.

Liquidity and Capital Resources

As of March 31, 2001, the Company had $1,159,230 in cash and cash equivalents. Subsequent to March 31, 2001, the Company received $750,000 pursuant to three 10% Convertible Promissory Notes being issued to three accredited investors. In addition, in June 2001, the Company received a firm commitment from an underwriter for the sale of $1.5 million of common stock. During the fiscal year ended March 31, 2001, net cash used in operating activities of $4,876,472, and net cash used in investing activities of $42,435 were financed primarily by the issuance of $108,754 in notes payable, $1,685,000 in convertible notes payable, $2,482,250 in preferred stock and $1,061,778 proceeds from the sales of the Company's common stock. The Company continues to attempt to raise funds for working capital and the development of the Company's operations through private placements of debt and/or equity, although no assurance can be given that funds will be available. To the extent of a shortfall in required funds, the Company may be required to curtail the implementation of its business plan, and reduce or cease operations.

Lack of Profitability, Potential Losses

During the years ended March 31, 2001 and 2000, the Company has experienced net losses of $7,935,649 and $9,640,334 respectively. Results of operations in the future will be influenced by numerous factors including, among others, expansion, and the Company's ability to retain clients, to attract affiliates, provide superior customer service and retain qualified personnel. The Company may incur problems, delays, expenses, and difficulties during this stage, any of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. There is no assurance that the Company will ever operate profitably.

Item 7.  Financial Statements

The consolidated financial statements of the Company required to be included in
Item 7 are set forth in the Financial Statements Index.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                                                        CONTENTS
                                                                  MARCH 31, 2001
================================================================================


                                                                        Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-2

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheet                                     F-3 - F-4

       Consolidated Statements of Operations                             F-5

       Consolidated Statements of Shareholders' Equity (Deficit)      F-6 - F-8

       Consolidated Statements of Cash Flows                          F-9 - F-12

       Notes to Consolidated Financial Statements                    F-13 - F-44

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Sonicport, Inc.
(formerly Sonicport.com, Inc.)


We have audited the accompanying consolidated balance sheet of Sonicport, Inc. (formerly Sonicport.com, Inc.) and subsidiaries as of March 31, 2001, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonicport, Inc. (formerly Sonicport.com, Inc.) and subsidiaries as of March 31, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
June 7, 2001

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                                  MARCH 31, 2001
================================================================================


                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $1,159,230
     Accounts receivable, net of allowance for doubtful accounts
         of $65,321                                                      267,159
     Due from related parties                                             79,577
     Deferred financing costs                                          1,169,194
     Prepaid media, net of allowance $975,000                                  -
     Prepaid expenses and other current assets                           120,998
                                                                      ----------

              Total current assets                                     2,796,158

PROPERTY AND EQUIPMENT, net                                            1,179,848
OTHER ASSETS                                                              12,910
                                                                      ----------

                  TOTAL ASSETS                                        $3,988,916
                                                                      ==========






   The accompanying notes are an integral part of these financial statements.


                                         SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                       AND SUBSIDIARIES
                                                             CONSOLIDATED BALANCE SHEET
                                                                         MARCH 31, 2001
=======================================================================================


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
     Notes payable                                                        $    108,754
     Convertible promissory notes                                            1,456,250
     Convertible promissory notes - related parties                            250,000
     Deferred revenue                                                           49,621
     Accounts payable                                                          687,768
     Accrued expenses                                                          114,189
     Interest payable, including $3,028 to related parties                      17,701
     Due to related party                                                      135,515
     Current portion of capital lease obligations                                7,548
     Current portion of note payable - affiliate                               566,289
                                                                          -------------

         Total current liabilities                                           3,393,635

NOTE PAYABLE - AFFILIATE, net of current portion                               798,711
CAPITAL LEASE OBLIGATIONS, net of current portion                               27,405
                                                                          -------------

              Total liabilities                                              4,219,751
                                                                          -------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
     Convertible Series A preferred stock, $0.0001 par value
         10,000,000 shares authorized
         640,000 shares issued and outstanding
         $2.50 liquidation preference, dividends of $238,361 in arrears             64
     Convertible Series B preferred stock, $0.0001 par value
         700,000 shares authorized
         642,999 shares issued and outstanding
         $0.75 liquidation preference, dividends of $29,896 in arrears              64
     Common stock, $0.0001 par value
         100,000,000 shares authorized
         43,498,786 shares issued and outstanding                                4,350
     Common stock committed, 737,375 shares                                  1,272,438
     Additional paid-in capital                                             17,322,136
     Accumulated deficit                                                   (18,829,887)
                                                                          -------------

              Total shareholders' deficit                                     (230,835)
                                                                          -------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $  3,988,916
                                                                          =============

   The accompanying notes are an integral part of these financial statements.


                                              SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                            AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                               FOR THE YEARS ENDED MARCH 31,
============================================================================================


                                                                   2001             2000
                                                               -------------   -------------
REVENUES
     Software licensing revenues                               $    761,602    $    144,507
     Internet service provider revenues, net of charge-backs        626,134               -
                                                               -------------   -------------

         Total revenues                                           1,387,736         144,507

COST OF SALES
     Internet service provider                                    2,480,760               -
                                                               -------------   -------------

GROSS PROFIT (LOSS)                                              (1,093,024)        144,507
                                                               -------------   -------------

OPERATING EXPENSES
     General and administrative                                   3,754,156       6,288,625
     Consulting - related parties                                   623,764         184,469
     Write-down of prepaid media                                    975,000               -
     Impairment of long-lived assets                                 74,385               -
                                                               -------------   -------------

         Total operating expenses                                 5,427,305       6,473,094
                                                               -------------   -------------

LOSS FROM OPERATIONS                                             (6,520,329)     (6,328,587)
                                                               -------------   -------------

OTHER INCOME (EXPENSE)
     Loss on sale of property and equipment                        (981,000)              -
     Financing costs                                               (121,523)              -
     Other income                                                    82,549               -
     Other expense                                                  (52,500)              -
     Interest expense                                              (186,206)     (3,329,457)
     Interest expense - related parties                            (167,652)              -
     Interest income                                                 10,809          17,710
                                                               -------------   -------------

         Total other income (expense)                            (1,415,523)     (3,311,747)
                                                               -------------   -------------

LOSS BEFORE BENEFIT FROM INCOME TAXES                            (7,935,852)     (9,640,334)

BENEFIT FROM INCOME TAXES                                               203               -
                                                               -------------   -------------

NET LOSS                                                       $ (7,935,649)   $ (9,640,334)
                                                               =============   =============

BASIC AND DILUTED LOSS PER SHARE                               $      (0.19)   $      (0.25)
                                                               =============   =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                       42,119,040      38,021,776
                                                               =============   =============


   The accompanying notes are an integral part of these financial statements.


                                                    SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                                  AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                     FOR THE YEARS ENDED MARCH 31,
==================================================================================================

                             Convertible Series A     Convertible Series B
                               Preferred Stock          Preferred Stock          Common Stock
                              ------------------   -------------------------- --------------------
                                Shares   Amount       Shares       Amount       Shares     Amount
----------------------------  ---------- -------   ------------ ------------- ----------- --------
BALANCE, MARCH 31, 1999               -  $    -      1,072,505  $    742,550  31,163,858  $ 3,116
PREFERRED STOCK ISSUED FOR
   CASH                                                549,303       473,500
COMMON STOCK COMMITTED FOR
   CASH
COMMON STOCK COMMITTED FOR
   Purchase of 96 Points of
     Presence
   Purchase of prepaid media
STOCK ISSUANCE COSTS
OPTIONS ISSUED FOR
   services rendered
   financing costs
   compensation expense
WARRANTS ISSUED AS FINANCING
   COSTS AND FOR SERVICES
   RENDERED
INTEREST FROM FIXED
   CONVERSION FEATURES
 COMMON STOCK ISSUED FOR
   Conversion of preferred
     stock                                          (1,621,808)   (1,216,050)  1,621,808      162
   Conversion of convertible
     promissory notes                                                            210,385       21
   Cashless exercise of
     options                                                                     890,536       89
   Services rendered                                                             369,601       37
CONTRIBUTED CAPITAL TO
   SUBSIDIARY BY AFFILIATE
NET LOSS
                              ---------- -------   ------------ ------------- ----------- --------

continued below:


                                  Common       Additional
                                   Stock         Paid-In     Accumulated
                                 Committed       Capital       Deficit         Total
                               -------------  ------------- -------------- -------------
BALANCE, MARCH 31, 1999        $          -   $  1,687,967  $  (2,332,291) $    101,342
PREFERRED STOCK ISSUED FOR
   CASH                                                                         473,500
COMMON STOCK COMMITTED FOR
   CASH                           3,148,900                                   3,148,900
COMMON STOCK COMMITTED FOR
   Purchase of 96 Points of
     Presence                     1,125,000                                   1,125,000
   Purchase of prepaid media        975,000                                     975,000
STOCK ISSUANCE COSTS                              (900,666)                    (900,666)
OPTIONS ISSUED FOR
   services rendered                               630,120                      630,120
   financing costs                                 453,750                      453,750
   compensation expense                             17,500                       17,500
WARRANTS ISSUED AS FINANCING
   COSTS AND FOR SERVICES
   RENDERED                                        623,318                      623,318
INTEREST FROM FIXED
   CONVERSION FEATURES                           2,761,377                    2,761,377
 COMMON STOCK ISSUED FOR
   Conversion of preferred
     stock                                       1,215,888                            -
   Conversion of convertible
     promissory notes               854,637        428,312                    1,282,970
   Cashless exercise of
     options                          4,013         71,652                       75,754
   Services rendered                               409,215                      409,252
CONTRIBUTED CAPITAL TO
   SUBSIDIARY BY AFFILIATE                         484,466                      484,466
NET LOSS                                                       (9,640,334)   (9,640,334)
                               -------------  ------------- -------------- -------------



                    The accompanying notes are an integral part of these financial statements.



                                                    SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                                  AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                     FOR THE YEARS ENDED MARCH 31,
==================================================================================================


                             Convertible Series A     Convertible Series B
                               Preferred Stock          Preferred Stock          Common Stock
                              ------------------   -------------------------- --------------------
                                Shares   Amount       Shares       Amount       Shares     Amount
----------------------------  ---------- -------   ------------ ------------- ----------- --------
BALANCE, MARCH 31, 2000               -  $    -              -  $          -  34,256,188  $ 3,425
CONTRIBUTED CAPITAL TO
   SUBSIDIARY BY AFFILIATE
NET LOSS OF SUBSIDIARY AS A
   LIMITED LIABILITY COMPANY -
   APRIL 1, 2000 THROUGH
   JUNE 13, 2000
SHARES ISSUED ON JUNE 13,
   2000 UPON CONVERSION
   OF SUBSIDIARY FROM
   LIMITED LIABILITY COMPANY
   TO "C" CORPORATION                                                            906,140       91
TRANSFER OF ACCUMULATED
   LOSSES OF SUBSIDIARY AS
   A LIMITED LIABILITY
   COMPANY TO ADDITIONAL
   PAID-IN CAPITAL
PREFERRED STOCK ISSUED FOR
   CASH                         800,000      80        642,999            64
REDEMPTION OF SERIES A
   PREFERRED STOCK             (160,000)    (16)
COMMON STOCK COMMITTED FOR
   Cash
STOCK ISSUANCE COSTS
OPTIONS ISSUED FOR
   Services rendered
   Compensation expense
WARRANTS ISSUED FOR
   Cash                                 56,250                                56,250
   Financing costs for
     promissory notes
   Lock-up agreements


continued below:

                                    Common      Additional
                                     Stock        Paid-In     Accumulated
                                   Committed      Capital       Deficit         Total
                                 ------------- ------------- -------------- -------------
BALANCE, MARCH 31, 2000          $  6,107,550  $  7,882,899  $ (11,972,625) $  2,021,249
CONTRIBUTED CAPITAL TO
   SUBSIDIARY BY AFFILIATE                           47,250                       47,250
NET LOSS OF SUBSIDIARY AS A
   LIMITED LIABILITY COMPANY -
   APRIL 1, 2000 THROUGH
   JUNE 13, 2000                                                   (55,689)      (55,689)
SHARES ISSUED ON JUNE 13,
   2000 UPON CONVERSION
   OF SUBSIDIARY FROM
   LIMITED LIABILITY COMPANY
   TO "C" CORPORATION                                 2,115                        2,206
TRANSFER OF ACCUMULATED
   LOSSES OF SUBSIDIARY AS
   A LIMITED LIABILITY
   COMPANY TO ADDITIONAL
   PAID-IN CAPITAL                               (1,134,076)     1,134,076             -
PREFERRED STOCK ISSUED FOR
   CASH                                           2,482,106                    2,482,250
REDEMPTION OF SERIES A
   PREFERRED STOCK                                 (399,984)                    (400,000)
COMMON STOCK COMMITTED FOR
   Cash                               255,000                                    255,000
STOCK ISSUANCE COSTS                               (166,611)                    (166,611)
OPTIONS ISSUED FOR
   Services rendered                                 16,750                       16,750
   Compensation expense                             180,000                      180,000
WARRANTS ISSUED FOR
   Cash
   Financing costs for
     promissory notes                               228,750                      228,750
   Lock-up agreements                               121,523                      121,523




                            The accompanying notes are an integral part of these financial statements.



                                                    SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                                  AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                     FOR THE YEARS ENDED MARCH 31,
==================================================================================================

                             Convertible Series A     Convertible Series B
                               Preferred Stock          Preferred Stock          Common Stock
                              ------------------   -------------------------- --------------------
                                Shares   Amount       Shares       Amount       Shares     Amount
----------------------------  ---------- -------   ------------ ------------- ----------- --------
INTEREST FROM FIXED CONVERSION
   FEATURES                              $                      $                         $
COMMON STOCK ISSUED FOR
   Cash                                                                          616,558       62
   Purchase of prepaid media                                                     694,691       70
   Conversion of convertible
     promissory notes                                                            678,343       68
   Liquidated damages in
     conversion of convertible
     promissory notes                                                             24,000        2
   Exercise of options                                                         3,443,306      344
   Committed stock                                                             1,259,560      126
   Services to be rendered                                                     1,460,000      146
   Employee severance                                                            160,000       16
CONTRIBUTED CAPITAL TO
   SUBSIDIARY BY AFFILIATE
SHARES ACQUIRED UPON SALE
   OF COMPUTER EQUIPMENT
NET LOSS
                              ---------- -------   ------------ ------------- ----------- --------

BALANCE, MARCH 31, 2001         640,000  $   64        642,999  $         64  43,498,786  $ 4,350
                              ========== =======   ============ ============= =========== ========

continued below:



                                      Common       Additional
                                       Stock         Paid-In     Accumulated
                                     Committed       Capital       Deficit         Total
                                   -------------  ------------- -------------- -------------
INTEREST FROM FIXED CONVERSION
   FEATURES                        $              $  1,340,063  $              $  1,340,063
COMMON STOCK ISSUED FOR
   Cash                                                806,716                      806,778
   Purchase of prepaid media           (975,000)       974,930                            -
   Conversion of convertible
     promissory notes                  (818,199)     1,318,131                      500,000
   Liquidated damages in
     conversion of convertible
     promissory notes                                   59,998                       60,000
   Exercise of options                   (4,013)        11,801                        8,132
   Committed stock                   (3,148,900)     3,148,774                            -
   Services to be rendered                             109,354                      109,500
   Employee severance                                   21,168                       21,184
CONTRIBUTED CAPITAL TO
   SUBSIDIARY BY AFFILIATE                             214,229                      214,229
SHARES ACQUIRED UPON SALE
   OF COMPUTER EQUIPMENT               (144,000)                                   (144,000)
NET LOSS                                                           (7,935,649)   (7,935,649)
                                   -------------  ------------- -------------- -------------

BALANCE, MARCH 31, 2001            $  1,272,438   $ 17,322,136  $ (18,829,887) $   (230,835)
                                   =============  ============= ============== =============




                    The accompanying notes are an integral part of these financial statements.

                                                          F-8


                                               SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                             AND SUBSIDIARIES
                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                FOR THE YEARS ENDED MARCH 31,
=============================================================================================

                                                                      2001           2000
                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                     $         -    $(9,640,334)
     Net loss - Dataworks - April 1, 2000 through June 13, 2000       (55,689)             -
     Net loss - June 14, 2000 through March 31, 2001               (7,935,649)             -
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation                                            241,955         66,377
              Amortization                                              3,000            750
              Allowance for doubtful accounts                          65,321              -
              Impairment of long-lived assets                          74,385              -
              Loss on sale of property and equipment                  981,000          3,571
              Write-down of prepaid media                             975,000              -
              Interest charges on convertible promissory notes        170,869      2,761,377
              Issuance of stock for services rendered                 109,510        409,252
              Issuance of stock for severance payment                  21,184              -
              Issuance of options for services rendered                16,750        630,120
              Issuance of options for financing costs                       -        453,750
              Issuance of options for compensation expense            180,000         17,500
              Issuance of warrants for financing costs                      -         73,778
              Issuance of warrants for services rendered                    -         27,450
              Issuance of warrants for lock-up agreements             121,523              -
              Cashless exercise of stock options                            -         75,754
              Liquidated damages on conversion of convertible
                  promissory notes                                     60,000              -
              Write-off of notes receivable - related parties          10,338              -
              (Increase) decrease in
                  Accounts receivable                                (331,126)        (1,354)
                  Deferred financing costs                                  -        303,685
                  Prepaid services                                     19,688           (625)
                  Prepaid expenses and other current assets           (33,494)       (27,449)
                  Other assets                                         41,928        (58,588)
              Increase (decrease) in
                  Deferred revenue                                     49,621              -
                  Accounts payable                                    236,377        327,363
                  Accrued expenses                                     (5,957)        84,077
                  Interest payable                                    (32,034)        93,678
                  Interest payable - related parties                  139,028              -
                                                                  ------------   ------------

Net cash used in operating activities                              (4,876,472)    (4,399,868)
                                                                  ------------   ------------


        The accompanying notes are an integral part of these financial statements.


                                                 SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                               AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  FOR THE YEARS ENDED MARCH 31,
===============================================================================================

                                                                        2001            2000
                                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                             $   (61,962)   $  (275,735)
     Repayment of note receivable                                             -         45,000
     Advances from related parties                                      104,397         12,424
                                                                    ------------   ------------

Net cash provided by (used in) investing activities                      42,435       (218,311)
                                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contributed capital - affiliate                                    261,479        484,466
     Payments on capital lease obligations                               (2,956)             -
     Proceeds from notes payable                                        108,754              -
     Repayment of notes payable                                        (355,000)       (15,000)
     Proceeds from notes payable - related party                         50,000         50,000
     Proceeds from convertible promissory notes - related parties             -        250,000
     Proceeds from convertible promissory notes                       1,685,000      1,685,000
     Proceeds from common stock                                         806,778              -
     Proceeds from committed common stock                               255,000      3,148,900
     Stock issuance costs                                              (166,593)      (378,576)
     Proceeds from sale of warrants                                      56,250              -
     Proceeds from preferred stock                                    2,482,250        473,500
     Redemption of preferred stock                                     (400,000)             -
                                                                    ------------   ------------

Net cash provided by financing activities                             4,780,962      5,698,290
                                                                    ------------   ------------

Net increase (decrease) in cash and cash equivalents                    (53,075)     1,080,111

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          1,212,305        132,194
                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $ 1,159,230    $ 1,212,305
                                                                    ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                  $     4,914    $    46,583
                                                                    ============   ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES During the year ended March 31, 2001, the Company completed the following:

o issued 160,000 shares of common stock valued at $21,184 for a severance payment to certain employees.



   The accompanying notes are an integral part of these financial statements.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   FOR THE YEARS ENDED MARCH 31,
================================================================================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

o purchased capitalized software valued at $1,040,000 and telephone equipment valued at $87,500 from an affiliate in exchange for a note payable of $1,127,500.

o wrote off $99,025 of leasehold improvements and recognized a loss on their disposal of $74,385.

o        wrote down $975,000 of prepaid media.

o note holders converted $500,000 of convertible promissory notes and related finance charges totaling $60,000 into 224,000 shares of common stock.

o issued 478,343 shares previously committed upon the conversion of convertible promissory notes valued at $818,199.

o issued 1,460,000 shares of common stock as prepayment for services to be rendered valued at $109,500.

o recorded interest expense of $152,563 related to the issuance of convertible promissory notes with beneficial conversion features.

o sold computer equipment on April 10, 2001 valued at $1,125,000, which had not been put into service, back to the individual from whom it had been purchased in exchange for the return of 200,000 shares of the Company's common stock, incurring a loss on sale of property and equipment of $981,000.

During the year ended March 31, 2000, the Company completed the following:

o disposed of an asset with a cost of $9,284 and accumulated depreciation of $5,713, incurring a loss on sale of property and equipment of $3,571.

o note holders converted convertible promissory notes totaling $1,235,000 and accrued interest totaling $47,970 into 210,385 restricted shares of common stock totaling $428,333 and $854,637 of common stock committed.

o issued 369,601 restricted shares of common stock valued at $409,252 for services rendered.

o issued stock options to purchase 202,500 restricted shares of common stock for compensation and consulting services rendered. In relation to these issuances, the Company recorded compensation expense and consulting expense totaling $647,620.

   The accompanying notes are an integral part of these financial statements.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   FOR THE YEARS ENDED MARCH 31,
================================================================================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

o recorded interest expense of $2,761,377 related to the issuance of convertible promissory notes with beneficial conversion features.

o issued warrants to purchase 74,000 restricted shares of common stock to convertible note holders as inducement to extend the maturity date of certain convertible promissory notes. In relation to this transaction, the Company recorded financing costs of $73,778.

o issued warrants to purchase 24,500 restricted shares of common stock for services rendered valued at $27,450.

o converted 1,621,808 shares of convertible Series B preferred stock into 1,621,808 shares of common stock valued at $1,216,050.

o committed to issue 50,000 restricted shares of common stock with piggyback registration rights and 250,000 restricted shares of common stock to purchase 96 Points of Presence valued at $1,125,000.

o issued warrants to purchase 289,000 restricted shares of common stock as finder's fees valued at $522,090.

o holders of options to purchase 1,015,078 restricted shares of common stock performed a cashless exercise of their options. In relation to this transaction, 890,536 shares of common stock were issued and 103,379 shares were recorded as common stock committed, with 21,163 shares used as payment for the exercise. In addition, the Company recorded an expense of $75,754 related to the difference between the fair market value of the stock on the exercise date and the exercise price.

o shareholders of 250,000 shares of the Company's common stock issued options to purchase 250,000 outstanding shares of the Company's common stock to holders of convertible promissory notes. The Company recorded financing costs of $453,750 in relation to this transaction.

o purchased media time in exchange for the commitment to issue 243,750 restricted shares of common stock valued at $975,000.


   The accompanying notes are an integral part of these financial statements.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================



NOTE 1 - ORGANIZATION AND BUSINESS

         General
         -------
         Sonicport, Inc. ("Sonicport") is a financial services company specializing in the integration of proprietary software applications with Applications Service Provider ("ASP") services. Sonicport's wholly owned subsidiary, US Dataworks Inc. ("Dataworks"), develops, markets, and supports transaction processing software for Windows NT computer systems. Its customer base includes many of the largest financial institutions as well as credit card companies, government institutions, and high-volume merchants in the United States. It also has a strategic alliance with CheckFree Corporation (NASDAQ: CKFR) to license Dataworks' software for its banking customers and Thomson Financial Publishing, a unit of Thomson Corporation (TSE: TOC), to incorporate its EPICWare database into Dataworks products.

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

         On October 12, 1999, a special meeting of the shareholders was held, and the following actions were approved by the shareholders: (i) the change of name to "Sonicport.com, Inc." from "New World Publishing, Inc." (ii) the adoption of the 1999 Stock Option Plan, and (iii) the change of the state of incorporation to Nevada from Colorado. As of October 18, 1999, Sonicport changed its name from New World Publishing, Inc. to Sonicport.com, Inc. In February 2000, Sonicport effected its change of state of incorporation from Colorado to Nevada. In February 2001, Sonicport.com, Inc. changed its name from Sonicport.com, Inc. to Sonicport, Inc.

         As of November 22, 1999, Communications Television Inc., a wholly owned subsidiary of Sonicport, changed its name to Sonicport.com, Inc., a California corporation.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 1 - ORGANIZATION AND BUSINESS (CONTINUED)

         Acquisitions
         ------------
         Effective July 23, 1999, Sonicport purchased 96 Points of Presence ("POP's"). Sonicport committed to issue 50,000 shares of restricted common stock with piggyback registration rights and 250,000 restricted shares to purchase the POP's. The shares issued were valued at $1,125,000 using the closing price of Sonicport's common stock on July 23, 1999, the closing date of the acquisition. The closing price was $5 per share, discounted by 25% to reflect the issuance of restricted stock.

         Effective March 31, 2001 and with a closing date of April 2, 2001, Sonicport acquired 100%, or 3,571,429 shares, of the outstanding common stock of Dataworks (formerly known as Allstate Dataworks, Inc.) in exchange for 14,666,667 new shares of Sonicport's common stock and warrants to purchase 1,000,000 shares of Sonicport's common stock. The warrants have an exercise price of $0.73, vest immediately, and expire on April 2, 2006. In addition, certain shareholders of Sonicport transferred their ownership in 4,000,000 shares of Sonicport's common stock to the shareholders of Dataworks. Of the Dataworks shares, 878,572 were acquired from officers of Dataworks who are also officers of Sonicport.

         Dataworks is a Delaware corporation that licenses proprietary transaction processing software. Dataworks was originally formed as a limited liability company under the name "Allstate Dataworks LLC" on October 28, 1997. Allstate Dataworks LLC elected to change its status to a "C" corporation on June 13, 2000, at which time it changed its name to Allstate Dataworks, Inc. Allstate Dataworks, Inc. changed its name to US Dataworks, Inc. on September 1, 2000.

         The acquisition of Dataworks was treated by Sonicport as an exchange of ownership interests between entities under common control and has been accounted for in a manner similar to a pooling-of-interests. The operations of Dataworks have been included with those of Sonicport from the inception date of Dataworks.

         The summarized results of operations of the separate companies before consolidation for the year ended March 31, 2001 are as follows:

                                                      Sonicport      Dataworks
                                                    -------------  -------------

                  Net sales                         $    626,134   $   761,602
                  Net loss                          $ (7,459,057)  $  (476,592)

         Prior to the merger, Dataworks' fiscal year ended on December 31. In recording the business combination, Dataworks' prior period financial statements have been restated to a year ended March 31 to conform with Sonicport's year end.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 1 - ORGANIZATION AND BUSINESS (CONTINUED)

         Acquisitions (Continued)
         ------------
         The summarized assets and liabilities of the separate companies before consolidation on March 31, 2001 are as follows:

                                                               Sonicport    Dataworks
                                                             ------------  ------------
         Assets
           Cash                                              $ 1,165,570   $     2,389
           Other current assets                                1,453,495       183,432
           Property and equipment, net                           268,266     1,055,582
           Other assets                                           14,321        10,660
                                                             ------------  ------------

                TOTAL ASSETS                                 $ 2,901,652   $ 1,252,063
                                                             ============  ============

         Liabilities
           Current liabilities                               $ 2,741,245   $   661,118
           Long-term debt                                              -       826,116
                                                             ------------  ------------

             Total liabilities                                 2,741,245     1,487,234

         Shareholder's equity (deficit)                          160,407      (235,171)
                                                             ------------  ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                  (DEFICIT)                                  $ 2,901,652   $ 1,252,063
                                                             ============  ============

         The following is a reconciliation of the amounts of net sales and net income previously reported by Sonicport for the year ended March 31, 2000 with the restated amounts:

                  Net sales and other revenue
                      As previously reported                       $          -
                      Dataworks                                         144,507
                                                                   -------------

                           AS RESTATED                             $    144,507
                                                                   =============

                  Net loss
                      As previously reported                       $ (9,205,016)
                      Dataworks                                        (435,318)
                                                                   -------------

                           AS RESTATED                             $ (9,640,334)
                                                                   =============

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 1 - ORGANIZATION AND BUSINESS (CONTINUED)

         Acquisitions (Continued)
         ------------
         There were no transactions between Sonicport and Dataworks prior to the combination, and the consolidated financial information presented above did not require any reclassifications to conform the classifications of Dataworks to those of the Company. The conforming of the accounting practices of Sonicport and Dataworks resulted in no adjustments to net income or shareholders' equity.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of Sonicport, Inc. and its wholly owned subsidiaries, Sonicport.com, Inc. (the California corporation), Sonicport POP's, Inc. (a California corporation), and US Dataworks, Inc. (a Delaware corporation) (collectively, the "Company"). All intercompany accounts and transactions have been eliminated.

         Development Stage Enterprise
         ----------------------------
         During the year ended March 31, 2001, Sonicport ceased to be a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's planned principal operations have commenced, and there have been significant revenues from those operations.

         Revenue Recognition
         -------------------
         The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition." The Company licenses its software products under nonexclusive, nontransferable license agreements. For software arrangements that require significant production, modification, or customization, the entire arrangement is accounted for in conformity with Accounting Research Bulletin No. 45, "Long-term Construction-Type Contracts," using the relevant guidance Statement of Position 81-1, "Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts." For those arrangements that do not require significant production, modification, or customization, revenue is recognized when a license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable, and collectability is probable.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Revenue Recognition (Continued)
         -------------------
         In December 1999, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," was issued. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including software revenue recognition. The Company adopted SAB No. 101 in the fourth quarter of year ended March 31, 2001. Management does not expect the adoption of SAB No. 101 will have a material effect on the Company's financial position or results of operations.

         Comprehensive Income
         --------------------
         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

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

             Furniture and fixtures                                      5 years
             Telephone equipment                                   5 to 10 years
             Computer equipment                                          5 years
             Computer software                                           5 years
             Leasehold improvements              Shorter of initial lease period
                                                         or useful life of asset

         Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Impairment of Long-Lived Assets
         -------------------------------
         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the year ended March 31, 2001, the Company terminated an office lease used for the Company's Internet Service Provider ("ISP") business segment and wrote off $74,385 in leasehold improvements.

         Concentrations of Credit Risk
         -----------------------------
         The Company sells its products throughout the United States and extends credit to its customers. It also performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.

         Two customers of the Company's licensing segment accounted for 39% and 15% of the Company's net sales for the year ended March 31, 2001. At March 31, 2001, amounts due from these customers were 67% and 0% of accounts receivable.

         Two customers of the Company's licensing segment accounted for 52% and 48% of the Company's net sales for the year ended March 31, 2000. At March 31, 2000, amounts due from these customers were 0% and 0% of accounts receivable.

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

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Fair Value of Financial Instruments
         -----------------------------------
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable, convertible promissory notes, convertible promissory notes - related parties, and note payable - affiliate also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same or the difference is immaterial.

         Advertising Expense
         -------------------
         Advertising costs are charged to expense as incurred. For the years ended March 31, 2001 and 2000, the Company recorded advertising expense of $903,290 and $118,991, respectively.

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

         From inception to June 13, 2000, Dataworks elected to be taxed as a limited liability company; accordingly, the shareholders were liable for federal and state income taxes on their respective shares of Dataworks' taxable income. In addition, there was a minimal franchise tax on Dataworks' taxable income for state purposes.

         Effective June 13, 2000, Dataworks revoked its limited liability company status and elected to be taxed as a "C" corporation. At that date, the accumulated deficit ($1,134,076) of the limited liability company was transferred to additional paid-in capital.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


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

         The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                                 For the Year Ended
                                                                                         March 31,
                                                                         -----------------------------------
                                                                               2001               2000
                                                                         ---------------    ----------------
                  Options outstanding under the Company's stock
                      option plans                                           1,535,000           1,278,250
                  Options granted outside the Company's stock
                      option plans                                           1,050,250           1,050,250
                  Warrants issued in conjunction with convertible
                      Series B preferred stock                                 642,999                   -
                  Warrants issued in conjunction with private
                      placements                                               287,358                   -
                  Warrants issued as a financing cost for notes
                      payable and convertible notes payable                  1,599,000              74,000
                  Warrants issued in conjunction with lock-up
                      agreement                                                309,789                   -
                  Warrants issued for services rendered                        100,000                   -
                  Warrants issued as part of the acquisition of
                      Dataworks                                              1,000,000                   -
                  Convertible Series A preferred stock                         640,000                   -
                  Convertible Series B preferred stock                         857,332                   -

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

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.


NOTE 3 - CASH AND CASH EQUIVALENTS

         The Company maintains cash balances at financial institutions located in California. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated to $1,081,827 at March 31, 2001. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


NOTE 4 - DUE FROM RELATED PARTIES

         Due from related parties represents amounts due from an affiliated company for services rendered to the affiliate by the Company. These amounts are non-interest-bearing and have no stated maturity dates.


NOTE 5 - PREPAID MEDIA

         In March 2000, the Company committed to issue 243,750 shares of common stock valued at $975,000 in exchange for prepaid media. In August 2000, the Company issued the committed shares along with an additional 450,941 shares of common stock. Per the original agreement, since the Company's stock price significantly decreased between March 2000 and August 2000, the Company was required to issue the additional shares of common stock for the same amount of prepaid media. The value of the media time was fully reserved at March 31, 2001 since it was uncertain whether the media provider would be able to fulfill his commitment.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2001 consisted of the following:

             Furniture and fixtures                               $      87,665
             Telephone equipment                                        119,664
             Computer equipment                                         205,485
             Computer software                                        1,040,000
             Leasehold improvements                                       6,575
                                                                  --------------

                                                                      1,459,389
             Less accumulated depreciation and amortization             279,541
                                                                  --------------

                 TOTAL                                            $   1,179,848
                                                                  ==============

         Depreciation and amortization expense for the years ended March 31, 2001 and 2000 was $244,955 and $67,127, respectively. At March 31, 2001, $1,125,000 of computer equipment had not been put into service, and therefore, no depreciation has been recorded on that equipment.

         On April 10, 2001, the Company sold computer equipment valued at $1,125,000, which had not been put into service, back to the individual from whom it had been purchased in exchange for the return of 200,000 shares of the Company's common stock. The Company has recognized a loss of $981,000 on the sale for the year ended March 31, 2001.

         During the year ended March 31, 2000, the Company sold property and equipment with a cost of $9,284 and accumulated depreciation of $5,713. The Company has recorded a loss on the sale of $3,571.


NOTE 7 - NOTES PAYABLE

         Notes payable at March 31, 2001 consisted of the following:
                  Note payable, interest at 10%, unsecured, due on April 1, 2002.      $     31,754
                  Note payable, non-interest-bearing, unsecured, due on demand.              47,000
                  Note payable, interest at 12%, unsecured, due on demand.                   30,000
                                                                                       -------------

                                                                                            108,754
                  Less current portion                                                            -
                                                                                       -------------

                           LONG-TERM PORTION                                           $    108,754
                                                                                       =============

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 7 - NOTES PAYABLE (CONTINUED)

         Subsequent to March 31, 2001, the Company paid off notes payable in the amounts of $47,000 and $30,000.


NOTE 8 - NOTES PAYABLE - RELATED PARTIES

         On January 22, 2001, the Company entered into a note payable with a shareholder for $50,000. The note is non-interest-bearing, is unsecured, and is due on demand.

         The note payable - affiliate was originally issued by Dataworks on July 12, 2000, bore interest at 18% per annum, was unsecured, and was due on demand.

         On April 2, 2001, the Company refinanced the note payable - affiliate with the same affiliate. The new note is for $1,315,000, which includes the previous note for $1,127,500, accrued interest for $136,000, and $51,500 of the amount due to related party as of March 31, 2001. The note is for a two-year term and bears interest at 10% per annum. Interest and principal payments are due monthly.

         Future principal payments required under the note payable - affiliate are summarized as follows:

                  Year Ending
                   March 31,
                  ------------

                      2002                                              566,289
                      2003                                              738,532
                      2004                                               60,179
                                                                    ------------

                           TOTAL                                    $ 1,365,000
                                                                    ============

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 9 - CONVERTIBLE PROMISSORY NOTES

         Convertible promissory notes at March 31, 2001 consisted of the following:

           Convertible promissory notes, interest at 10%, unsecured, due
               May 28, 2001                                                      $        100,000
               June 15, 2001                                                               50,000
               July 16, 2001                                                               10,000
               March 14, 2002, net of unamortized discount of $112,500                    637,500
               March 26, 2002, net of unamortized discount of $97,500                     552,500
               March 27, 2002, net of unamortized discount of $18,750                     106,250
                                                                                 ----------------

                                                                                        1,456,250
           Less current portion                                                         1,456,250
                                                                                 ----------------

                    LONG-TERM PORTION                                            $              -
                                                                                 ================

         On May 31, 1999, the Company entered into a Subscription Agreement for 10, 10% Convertible Promissory Notes (the "Notes") for $50,000 each. The holders of the Notes have the option to convert the Notes at the earlier of the effective date of a registration statement or 120 days from the date of the Notes. The Notes are convertible at the lesser of $2.50 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The Company incurred offering costs of $50,000 in connection with the issuance of the Notes. The Company recorded deferred financing costs of $550,000, representing the difference between the $2.50 conversion price of the Notes and the Company's stock price of $5.25 on the issuance date. Such costs were charged to interest expense during the three months ended September 30, 1999 when the Notes first became eligible for conversion. Interest is due on each Note on January 1 and July 1. Principal and any unpaid interest are due on May 31, 2001 if the notes have not been converted prior to such date by either party to the Notes.

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

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 9 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

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

         On July 8, 1999, the Company entered into a Subscription Agreement for a 10% Convertible Promissory Note (the "July Note") for $275,000. The holder of the July Note has the option to convert the July Note at anytime after the closing date of the July Note. The July Note is convertible at the lesser of $2.50 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The Company incurred offering costs of $26,250 in connection with the issuance of the July Note. The Company recorded a financing charge of $357,500, representing the difference between the $2.50 conversion price of the July Note and the Company's stock price of $5.75 on the issuance date. Interest is due on the July Note on January 1 and July 1. Principal and any unpaid interest are due on July 31, 2001 if the July Note has not been converted prior to such date by either party to the July Note. On March 31, 2000, all principal and unpaid interest related to the July Note were converted into 118,009 restricted shares of common stock of the Company at a conversion price of $2.50.

         On August 24, 1999, the Company entered into a Subscription Agreement for a 10% Convertible Promissory Note (the "August Note") for $250,000. The holder of the August Note has the option to convert the August Note at anytime after the closing date of the August Note. The August Note is convertible at the lesser of $2 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The Company incurred offering costs of $26,250 in connection with the issuance of the August Note. The Company recorded a financing charge of $296,875, representing the difference between the $2 conversion price of the August Note and the Company's stock price of $4.38 on the issuance date. Interest is due on the August Note on March 1 and September 1. Principal and any unpaid interest are due on August 31, 2001 if the August Note has not been converted prior to such date by either party to the August Note. On March 31, 2000, all principal and unpaid interest related to the August Note were converted into 132,531 restricted shares of common stock of the Company at a conversion price of $2.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 9 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         On August 25, 1999, the Company entered into a Subscription Agreement for nine, 10% Convertible Promissory Notes (the "August Notes") for $25,000 each. The holders of the August Notes have the option to convert the August Notes at anytime after the closing date of the August Notes. The August Notes are convertible at the lesser of $3.25 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The Company incurred offering costs of $17,500 in connection with the issuance of the August Notes. The Company recorded a financing charge of $53,846, representing the difference between the $3.25 conversion price of the August Notes and the Company's stock price of $4.13 on the issuance date. Interest is due on the August Notes on March 1 and September 1. Principal and any unpaid interest are due on August 31, 2001 if the August Notes have not been converted prior to such date by either party to the August Notes. In August 1999, August Notes totaling $175,000 were converted into 54,829 shares of the Company's common stock at conversion prices ranging from $3.17 to $3.25. On March 31, 2000, all principal and unpaid interest related to the remaining August Notes were converted into 15,384 restricted shares of common stock of the Company at a conversion price of $3.09.

         On October 15, 1999, the Company entered into a Subscription Agreement for a 10% Convertible Promissory Note (the "October Note") for $25,000. The holder of the October Note has the option to convert the October Note at anytime after the closing date of the October Note. The October
         Note is convertible at the lesser of $0.50 or 65% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The Company recorded a financing charge of $187,500, representing the difference between the $0.50 conversion price of the October Note and the Company's stock price of $4.25 on the issuance date. Principal and any unpaid interest are due on April 15, 2000 if the October Note has not been converted prior to such date by either party to the October Note. On March 31, 2000, all principal and unpaid interest related to the October Note were converted into 52,292 restricted shares of common stock of the Company at a conversion price of $0.50.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 9 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         On October 31, 1999 and November 4, 1999, the Company entered into a Subscription Agreement for two, 10% Convertible Promissory Notes (the "October and November Notes") for $200,000 each. The holder of the October and November Notes has the option to convert the October and November Notes at anytime after the closing date of the October and November Notes. The October and November Notes are convertible at the lesser of $1.50 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The Company recorded a financing charge of $716,665, representing the difference between the $1.50 conversion price of the October and November Notes and the Company's stock price of $4.25 and $4.13 on the respective issuance dates. Interest is due on the October and November Notes on April 1 and October 1. Principal and any unpaid interest are due on October 31, 2001 and November 4, 2001, respectively, if the October and November Notes have not been converted prior to such date by either party to the October and November Notes. On December 31, 1999, principal and unpaid interest related to the October Note were converted into 135,555 restricted shares of common stock of the Company at a conversion price of $1.50. On March 31, 2000, principal and unpaid interest related to the November note were converted into 138,742 restricted shares of common stock of the Company at a conversion price of $1.50.

         On December 15, 1999, the Company entered into a Subscription Agreement for a 10% Convertible Promissory Note (the "Dec15 Note") for $10,000. The holder of the Dec15 Note has the option to convert the Dec15 Note at anytime after the closing date of the Dec15 Note. The Dec15 Note is convertible at the lesser of $0.50 or 65% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The Company recorded a financing charge of $77,620, representing the difference between the $0.50 conversion price of the Dec15 Note and the Company's stock price of $4.28 on the issuance date. Principal and any unpaid interest are due on June 15, 2001 if the Dec15 Note has not been converted prior to such date by either party to the Dec15 Note. On March 31, 2000, all principal and unpaid interest related to the Dec15 Note were converted into 20,583 restricted shares of common stock of the Company at a conversion price of $0.50.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 9 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         On December 29, 1999, the Company entered into a Subscription Agreement for 13, 15% Convertible Promissory Notes (the "Dec29 Notes") for an aggregate of $500,000. The holders of the Dec29 Notes have the option to convert the Dec29 Notes at anytime after the maturity date or within 10 days after the Company's notification of its intention to redeem the Dec29 Notes. The Dec29 Notes are convertible at the rate of $2.50 per share of common stock. The Company incurred offering costs of $50,000 in connection with the issuance of the Dec29 Notes. The Company recorded deferred financing costs of $320,000, representing the difference between the $2.50 conversion price of the Dec29 Notes and the Company's stock price of $4.10 on the issuance date. Interest is due on the Dec29 Notes on June 1 and December 1. Principal and any unpaid interest are due on January 29, 2001 if the Dec29 Notes have not been converted prior to such date by either party to the Dec29 Notes. In February 2000, the Company paid off all outstanding principal and interest related to the Dec29 Notes. Upon payoff, the related deferred financing costs were charged to interest expense.

         On December 31, 1999, the Company entered into a Subscription Agreement for a 10% Convertible Promissory Note (the "Dec31 Note") for $50,000. The holder of the Dec31 Note has the option to convert the Dec31 Note at anytime after the closing date of the Dec31 Note. The Dec31 Note is convertible at the lesser of $2.50 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The Company incurred offering costs of $6,500 in connection with the issuance of the Dec31 Note. The Company recorded a financing charge of $32,000, representing the difference between the $2.50 conversion price of the Dec31 Note and the Company's stock price of $4.10 on the issuance date. Interest is due on the Dec31 Note on April 1 and October 1. Principal and any unpaid interest are due on December 31, 2001 if the Dec31 Note has not been converted prior to such date by either party to the Dec31 Note. On January 12, 2000, all principal and unpaid interest related to the Dec31 Note were converted to 20,000 restricted shares of common stock of the Company at a conversion price of $2.50. Upon conversion, the related deferred financing costs were charged to interest expense.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 9 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         On November 27, 2000, December 15, 2000, and January 16, 2001, the Company entered into Subscription Agreements for gross proceeds of $100,000, $50,000, and $10,000, respectively. Each unit consisted of a convertible promissory note and a warrant to purchase one share of the Company's common stock for each dollar borrowed by the Company. The holders of the notes have the option to convert the notes at any time after the maturity date if the notes are not repaid in full or within 10 days after the Company notifies the holder of its intention to redeem the note and the notes will be repaid by the Company at the earlier of the closing of a private placement of at least $2,500,000 in net proceeds or the maturity date. The notes are convertible at the offering price of the private placement of common stock commenced by the Company immediately after the issuance of the units, or $0.40 per share. The notes earn interest at 10% per annum, and the principal and any unpaid interest are due on May 27, 2001, June 15, 2001, and July 16, 2001, respectively.

         In accordance with generally accepted accounting principles, the difference between the conversion price of $0.40 and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first becomes convertible. In connection with the issuance of the notes, the Company recorded deferred financing costs of $59,819 as a current asset and interest expense of $92,744 in the accompanying statement of operations for the year ended March 31, 2001.

         Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the average closing price of the Company's common stock for the 10 trading days prior to the date of the subscription agreements for the convertible promissory notes, or $0.74, $0.63, and $0.88 per share. The warrants expire two years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was determined to be immaterial.

         On June 6, 2001, the Company paid off the outstanding principal of $100,000 and accrued interest of $10,000 related to the note entered into on November 27, 2000.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 9 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         On March 14, 2001, March 26, 2001, and March 27, 2001, the Company entered into Subscription Agreements for gross proceeds of $750,000, $650,000, and $125,000, respectively. Each unit consisted of a convertible promissory note and a warrant to purchase one share of the Company's common stock for each dollar borrowed by the Company. The holder of the note has the option to convert the note at any time after 90 following the issuance date of the note. The Company has the option to redeem the notes at any time prior to the notes' maturity dates at 125% of the face value of the notes if the notes are redeemed within 90 days of the issuance dates of the notes or at 110% of the face value of the notes if the notes are redeemed more than 90 days from the issuance date of the notes. The notes are convertible at the lesser of 80% of the average closing price for the 20 trading days immediately preceding the conversion date or $0.40 per share. The notes earn interest at 10% per annum, and the principal and any unpaid interest are due on March 14, 2002, March 26, 2002, and March 27, 2002, respectively.

         In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the note is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first becomes convertible. In connection with the issuance of the note, the Company recorded deferred financing costs of $1,109,375 as a current asset and interest expense of $78,125 in the statement of operations for the year ended March 31, 2001.

         Each warrant entitles the holder to purchase one share of the Company's common stock at $1 per share, and they expire three years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $228,750 using the interest method option pricing model and will be recognized as interest expense over the period until the notes mature or are converted. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 10 - CONVERTIBLE PROMISSORY NOTES - RELATED PARTIES

         On January 17 and January 26, 2000, the Company entered into a Subscription Agreement for two, 10% Convertible Promissory Notes (the "January Notes") for $100,000 and $150,000, respectively, with a director of the Company. The holder of the January Notes has the option to convert the January Notes at any time after the closing date of the January Notes. The January Notes are convertible at the lesser of $2.50 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The Company recorded a financing charge of $169,374, representing the difference between the $2.50 exercise price of the January Notes and the Company's stock price of $4.20 and $4.19 on the respective issuance dates. Interest is due on the January Notes on April 1 and October 1. Principal and any unpaid interest are due on February 28, 2002 if the January Notes have not been converted prior to such date by either party to the January Notes.


NOTE 11 - COMMITMENTS

         Leases
         ------
         The Company leases two offices in California and one office in Texas under operating lease agreements that expire in March 2006 and October 2001, respectively. Rent expense was $134,310 and $119,258 for the years ended March 31, 2001 and 2000, respectively.

         The Company is the lessee in various other operating leases.

         Dataworks also leases certain telephone equipment under a capital lease. The lease has an initial term of two years and requires fixed monthly payments.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 11 - COMMITMENTS (CONTINUED)

         Leases (Continued)
         ------
         Future minimum lease payments under operating and capital leases at March 31, 2001 were as follows:

                  Year Ending                      Operating       Capital
                    March 31                         Lease          Lease
                  --------------                  -----------    -----------

                      2002                        $  101,300     $   16,812
                      2003                            72,000         16,812
                      2004                            72,000         13,749
                      2005                            72,000              -
                      2006                            72,000              -
                                                  -----------    -----------

                                                  $  389,300         47,373
                                                  ===========
                  Less amount representing interest                  12,420
                                                                 -----------

                                                                     34,943
                  Less current portion                                7,548
                                                                 -----------

                           LONG TERM PORTION                     $   27,405
                                                                 ===========

         Leased capital assets as of March 31, 2001 consisted of the following:

                  Telephone equipment                            $   37,909
                  Less accumulated depreciation                         409
                                                                 -----------

                      TOTAL                                      $   37,500
                                                                 ===========

         For the years ended March 31, 2001 and 2000, depreciation expense related to capital leases amounted to $409 and $0, respectively.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 11 - COMMITMENTS (CONTINUED)

         Employment Agreements
         ---------------------
         On July 3, 2000, Sonicport entered into a three-year employment agreement with its Chief Financial Officer. The annual salary for the officer is $180,000. In addition, the officer was granted options under the Company's 2000 Stock Option Plan to purchase 900,000 shares of common stock of Sonicport at an exercise price equal to Sonicport's stock price on April 10, 2001. 150,000 options vest 120 days after the date of the employment agreement, 175,000 options vest six months after the date of the employment agreement, 250,000 options vest 12 months after the date of the employment agreement, and 325,000 options vest 18 months after the date of the employment agreement. The officer is also entitled to a severance payment of $60,000 if he is terminated at any time during the employment term unless the termination is for certain specified reasons.

         On April 2, 2001, the Company's Dataworks subsidiary entered into two-year employment agreements with its President and its Vice President. The annual salaries for the two officers are $120,000 each. In addition, each officer was granted options under the Company's 2000 Stock Option Plan to purchase 225,000 shares of common stock of Sonicport at an exercise price equal to Sonicport's stock price on the date of the employment agreements. For each officer, 25,000 options vest 120 days after the date of the employment agreements, 35,000 options vest six months after the date of the employment agreements, 50,000 options vest 12 months after the date of the employment agreements, and 115,000 options vest 18 months after the date of the employment agreements.

         On April 2, 2001, Sonicport entered into a three-year employment agreement with its President/Chief Executive Officer. The annual salary for the officer is $180,000. In addition, the officer was granted options under the Company's 2000 Stock Option Plan to purchase 900,000 shares of common stock of Sonicport at an exercise price equal to Sonicport's stock price on April 10, 2001. 300,000 options vest 120 days after April 10, 2001, 300,000 options vest 18 months after April 10, 2001, and 300,000 options vest 30 months after April 10, 2001. The officer is also entitled to a severance payment equal to the amount of salary earned from the date of the employment agreement through the date of his termination if he is terminated at any time during the first 18 months of the employment term, or equal to the amount of salary remaining to be paid under the employment agreement if he is terminated at any time after the first 18 months of the employment term, unless the termination is for certain specified reasons.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 11 - COMMITMENTS (CONTINUED)

         Consulting Agreement
         --------------------
         On April 1, 2000, the Company entered into a three-year consulting agreement to provide certain consulting services. The agreement calls for monthly payments of $5,000 in addition to the issuance of options to purchase 50,000 shares of the Company's common stock, which were issued on April 1, 2000, with options to purchase 20,000 shares per quarter.


NOTE 12 - SHAREHOLDERS' EQUITY

         Convertible Series A Preferred Stock
         ------------------------------------
         The Company has 10,000,000 authorized shares of $0.0001 par value convertible Series A preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

         On April 11, 2000, the Company issued 800,000 shares of its voting convertible Series A preferred stock (the "Series A") to an investor for gross proceeds of $2,000,000. The Series A has a liquidation preference of $2.50 per share and carries a 15% cumulative dividend payable on each April 1 and October 1. The Company has the right to redeem the Series A at any time after issuance at a redemption price of $2.70 per share, plus any accrued but unpaid dividends, except if the Company redeems the Series A within 60 days of issuance, the redemption price shall be $2.50. The Series A is convertible into shares of common stock as determined by dividing $2.50 by 60% of the average closing bid price of the Company's common stock for the 10 trading days prior to the conversion. On May 19, 2000, the Company redeemed 160,000 shares of the Series A for $400,000.

         Convertible Series B Preferred Stock
         ------------------------------------
         The Company has 700,000 authorized shares of $0.0001 par value convertible Series B preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution. During the year ended March 31, 2000, the Company issued 549,303 shares valued at $473,500 in a private placement without incurring offering costs. This preferred stock was converted into common stock at the time of the reverse merger.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

         Convertible Series B Preferred Stock (Continued)
         ------------------------------------
         In August and October 2000, the Company issued 509,333 and 133,666 units respectively, in a private placement for gross proceeds of $382,000 and $100,250, respectively. Each unit consisted of one share of its voting convertible Series B preferred stock (the "Series B") and a warrant to purchase one share of the Company's common stock. The Series B has a liquidation preference of $0.75 per share and carries a 10% cumulative dividend payable on each March 1 and September 1. The Company has the right to redeem the Series B at any time after issuance at a redemption price of $0.83 per share, plus any accrued but unpaid dividends. The Series B is convertible upon issuance into common stock at $0.75 per share. The warrant entitles the holder to purchase one share of the Company's common stock at $1.25 per share, which represents 115% of the market value of the Company's stock at the closing date.

         Common Stock
         ------------
         In April and May 2000, the Company sold 3,740 and 263,000 shares, respectively, of common stock and 1,870 and 131,500 warrants, respectively, for $9,350 and $657,500, respectively, related to a private placement memorandum dated April 3, 2000 offering up to 2,000,000 shares of common stock at $2.50 per share for $5,000,000.

         In June 2000, the Company committed to issue 20,000 shares of common stock for gross proceeds of $50,000.

         In March 2000, the Company committed to issue 243,750 shares of common stock valued at $975,000 in exchange for prepaid media. In August 2000, the Company issued the committed shares along with an additional 450,941 shares of common stock. Per the original agreement, since the Company's stock price significantly decreased between March 2000 and August 2000, the Company was required to issue the additional shares of common stock for the same amount of prepaid media.

         In November 2000, the Company issued 249,818 shares of common stock in a private placement for gross proceeds of $99,928 and committed to issue 37,500 shares of common stock for gross proceeds of $15,000.

         In January 2001, the Company issued 100,000 shares of common stock in a private placement for gross proceeds of $40,000.

         In January, February, and March 2001, the Company committed to issue 250,000, 125,000, and 100,000 shares, respectively, of common stock for gross proceeds of $100,000, $50,000, and $40,000, respectively.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

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

         Dataworks Stock Options
         -----------------------
         On June 13, 2000, Dataworks granted options to purchase 813,294 shares of Dataworks' common stock to certain officers. The options had an exercise price of $0.01, expire 90 days after vesting, and vest as follows: 255,339 on January 1, 2001, 314,027 on January 1, 2002,
         198,401 on January 1, 2003, and 45,527 and January 1, 2004. The vesting is accelerated if certain events occur, one of which is the acquisition of more than 50% of the outstanding stock of Dataworks.

         Effective March 30, 2001 and with a closing date of April 2, 2001, all the issued and outstanding shares of Dataworks were acquired by Sonicport. As part of this acquisition, all of the stock options vested as of that date, and all of the stock options were exercised by the officers on that date in exchange for notes receivable from the officers. In addition, Dataworks forgave the notes receivable on March 30, 2001. The shares issued upon exercise of the stock options were then acquired by Sonicport.

         Stock Options
         -------------
         In August 1999, the Company implemented its 1999 Stock Option Plan (the "1999 Plan"). In August 2000, the Company's Board of Directors approved the 2000 Stock Option Plan (the "2000 Plan"), which amends and restates the 1999 Plan. Under the 2000 Plan, the maximum aggregate number of shares which may be granted is 4,000,000. The exercise price shall not be less than the fair market value on the date of grant of the option and shall not be less than 110% of the fair market value on the date of grant to any 10% owners of the Company. These options vest in varying increments over varying periods and expire five years from the date of vesting.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Options (Continued)
         -------------
         During the years ended March 31, 2001 and 2000, the Company granted 1,523,000 and 2,829,457 non-qualified stock options, respectively, to certain employees and non-employees that may be exercised at prices ranging between $0.81 and $4.34, and $0.44 and $10, respectively. These options vest in varying increments over varying periods and expire five years from the date of vesting.

         The following table summarizes certain information relative to stock options:

                                                  1999 Stock Option Plan               Outside of Plan
                                               ------------------------------  ------------------------------
                                                                  Weighted-                       Weighted-
                                                                  Average                         Average
                                                                  Exercise                        Exercise
                                                   Shares           Price          Shares           Price
                                               ---------------  -------------  ---------------  -------------
                  Outstanding, March 31,
                    1999                               835,846  $       0.08          399,651   $       0.17
                  Granted                            1,756,005  $       4.00        1,073,452   $       2.18
                  Exercised                           (893,851) $       0.08         (422,853)  $       0.18
                  Forfeited/canceled                  (419,750) $       3.70                -   $          -
                                                ---------------                ---------------

                  Outstanding, March 31,
                    2000                             1,278,250  $       4.27        1,050,250   $       2.22
                  Granted                            1,523,300  $       1.91                -   $          -
                  Exercised                            (52,500) $       4.20                -   $          -
                  Forfeited/canceled                (1,214,050) $       4.07                -   $          -
                                               ---------------                 ---------------

                  OUTSTANDING, MARCH
                    31, 2001                         1,535,000  $       2.09        1,050,250   $       2.22
                                               ===============                 ===============

                  EXERCISABLE, MARCH
                    31, 2001                           800,000  $       2.36          954,417   $       6.52
                                               ===============                 ===============


                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Options (Continued)
         -------------
         The weighted-average life of the options outstanding and exercisable at March 31, 2001 was 6.75 years. The exercise prices for the options outstanding at March 31, 2001 ranged from $0.04 to $10.00, and information relating to these options is as follows:

                                                                          Weighted-      Weighted-
                                                             Weighted-    Average        Average
                                                              Average     Exercise       Exercise
              Range of          Stock           Stock        Remaining    Price of       Price of
              Exercise         Options         Options      Contractual    Options       Options
               Prices        Outstanding      Exercisable      Life      Outstanding    Exercisable
         ------------------  -----------     -------------  -----------  -----------    -----------
         $    0.04 - 2.00     1,171,250         596,250     8.90 years   $     1.45     $     1.39
         $    2.01 - 4.00       547,500         387,500     4.80 years   $     3.11     $     3.21
         $    4.01 - 10.00      866,500         770,667     5.06 years   $     4.27     $     4.30
                             -----------     -----------

                              2,585,250       1,754,417
                             ===========     ===========

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB Opinion No. 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended March 31, 2001 and 2000 would have been increased to the pro forma amounts indicated below:

                                                                      2001              2000
                                                                 --------------    --------------

                  Net loss as reported                           $  (7,935,649)    $  (9,640,334)
                  Net loss, pro forma                            $  (9,411,535)    $ (10,868,888)
                  Basic loss per share as reported               $       (0.19)    $       (0.25)
                  Basic loss per share, pro forma                $       (0.22)    $       (0.29)

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended March 31, 2001 and 2000: dividend yields of 0% and 0%, respectively; expected volatility of 100% and 70%, respectively; risk-free interest rates of 5.5% and 6.4%, respectively; and expected lives of 1.5 and five years, respectively.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Options (Continued)
         -------------
         For options granted during the year ended March 31, 2000 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $2.92, and the weighted-average exercise price of such options was $3.25. For options granted during the years ended March 31, 2001 and 2000 where the exercise price was equal to the stock price at the date of grant, the weighted-average fair value of such options was $0.84 and $2.59, respectively, and the weighted-average exercise price of such options was $1.79 and $4.12, respectively. No options were granted during the years ended March 31, 2001 and 2000 where the exercise price was greater than the stock price at the date of grant.

         For the years ended March 31, 2001 and 2000, the Company recorded unearned compensation expense of $180,000 and $17,500, respectively, for options issued below the deemed fair value for accounting purposes.

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

         Warrants for Lock-Up Agreements
         -------------------------------
         During June, July, and August 2000, the Company issued 85,000, 26,100, and 188,659 warrants, respectively, to certain purchasers of the Company's common stock as consideration for the purchasers to enter into lock-up agreements for the sale of their shares of common stock. The warrants have an exercise price of $0.75, vest immediately, and expire three years from the date of issuance. The warrants were valued at $121,523 using the Black-Scholes option pricing model and were recognized as financing costs in the statement of operations for the year ended March 31, 2001.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 13 - INCOME TAXES

         The tax effects of temporary differences that give rise to deferred taxes at March 31 were as follows:

                                                                                      2001               2000
                                                                                ---------------    ----------------
                  Deferred tax assets
                      United States net operating loss carryforwards            $     4,773,333    $      2,739,951
                      Prepaid services                                                   17,270                   -
                      Prepaid media                                                     417,690                   -
                      Accrued vacation                                                        -              20,714
                      Allowance for doubtful accounts                                    27,984                   -
                      Other                                                                   -                 680
                                                                                ---------------    ----------------

                           Total gross deferred tax assets                            5,236,277           2,761,345
                                                                                ---------------    ----------------

                  Deferred tax liabilities
                      Liquidating damages                                                25,704                   -
                      Options issued as compensation                                     77,112                   -
                      Options issued for services rendered                                7,176                   -
                      Property and equipment                                            119,759                   -
                      Accrued vacation                                                   11,863                   -
                                                                                ---------------    ----------------

                           Total gross deferred tax liabilities                         241,614                   -
                                                                                ---------------    ----------------

                  Valuation allowance                                                 4,994,663           2,761,345
                                                                                ---------------    ----------------

                           NET DEFERRED TAX ASSETS                              $             -    $              -
                                                                                ===============    ================

         The valuation allowance increased by $2,233,318 and $2,037,777 during the years ended March 31, 2001 and 2000, respectively. All other deferred tax assets were immaterial. No provision for income taxes for the years ended March 31, 2001 and 2000 is required since the Company incurred losses during such years. At March 31, 2001, the Company had approximately $19,656,000 in federal net operating loss carryforwards attributable to losses incurred since the Company's inception that may be offset against future taxable income through 2016.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 13 - INCOME TAXES (CONTINUED)

         Income tax expense was $0 for the years ended March 31, 2001 and 2000 and differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                                                    2001            2000
                                                                                ------------    ------------
                  Computed "expected" tax benefit                                     34.0%           34.0%
                  Increase in income taxes resulting from
                      Interest expense from beneficial conversion
                           feature                                                    (5.7)          (11.6)
                      Return to provision adjustment                                   5.0             0.9
                      Change in the beginning-of-the-year balance
                           of the valuation allowance for deferred tax
                           assets allocated to income tax expense                    (34.7)          (21.3)
                  State income taxes                                                  (2.2)           (1.9)
                  Other                                                                3.6            (0.1)
                                                                                ------------    ------------

                               TOTAL                                            $       -  %    $       -  %
                                                                                ============    ============


NOTE 14 - RELATED PARTY TRANSACTIONS

         During the years ended March 31, 2001 and 2000, the Company paid $86,682 and $151,500, respectively, to a company whose owner is a shareholder of the Company for business management services rendered.

         On March 1, 2000, the Company entered into a consulting agreement with a member of the Advisory Board of the Company. The agreement is a six-month agreement, renewable for a second, six-month term. As consideration for consulting services, the Company is to issue options to purchase 7,500 shares of the Company's common stock at the beginning of each quarter. For the years ended March 31, 2001 and 2000, the Company recorded consulting expense of $860 and $14,456, respectively, related to this consulting agreement.

         During the years ended March 31, 2001 and 2000, the Company paid $515,560 and $115,473, respectively, to a company whose shareholder is a shareholder/director of the Company for business management services rendered.

         During the years ended March 31, 2001 and 2000, the Company paid consulting expense totaling $20,662 and $61,728, respectively, to various directors and related parties.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 14 - RELATED PARTY TRANSACTIONS (CONTINUED)

         In July 2000, Dataworks issued a promissory note for $1,127,500 to purchase certain capitalized software valued at $1,040,000 and telephone equipment valued at $87,500. The note was issued to an affiliated company whose significant shareholders are also significant shareholders of the Company. The capitalized software and telephone equipment were used by the affiliate in exchange for free use of space in the affiliate's offices and the affiliate's payment of certain legal fees related to the acquisition of Dataworks by Sonicport.

         During the years ended March 31, 2001 and 2000, Dataworks received capital contributions of $261,479 and $484,466, respectively, from the affiliated company from which it purchased certain capitalized software and telephone equipment. The contributions were used for general operating purposes.


NOTE 15 - SEGMENT INFORMATION

         The Company has two business units that have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into two reportable segments:
         ISP and Licensing. The ISP group sells Internet access through the Company's SeeYouOnline Web site. The Licensing group licenses the Company's RemitWorks and RemoteWorks software products to third parties and performs credit information verification services for an affiliated company using software purchased from that affiliated company. Most corporate expenses, such as internal administrative costs, legal expenses, and debt issuance costs, are included in the ISP group.

         The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 15 - SEGMENT INFORMATION (CONTINUED)

         Summarized financial information concerning the Company's reportable segments is shown in the following tables for the years ended March 31, 2001 and 2000:

                                                                                        March 31, 2001
                                                               ----------------------------------------------------
                                                                        ISP          Licensing     Consolidated
                                                                ----------------  ---------------  ----------------

                  Sales to unaffiliated customers               $        626,134  $       761,602  $      1,387,736
                  Operating loss                                $     (6,237,151) $      (283,178) $     (6,520,329)
                  Depreciation and amortization                 $         52,735  $       192,220  $        244,955
                  Interest expense, interest expense -
                    related parties, and financing costs        $       (334,467) $      (140,914) $       (475,381)
                  Identifiable assets                           $      2,745,581  $     1,243,335  $      3,988,916
                  Capital expenditures                          $         17,463  $     1,204,304  $      1,221,767

                                                                                        March 31, 2000
                                                               ----------------------------------------------------
                                                                        ISP           Licensing    Consolidated
                                                                ----------------  ---------------  ----------------

                  Sales to unaffiliated customers               $        144,507  $             -  $        144,507
                  Operating loss                                $     (5,893,269) $      (435,318) $     (6,328,587)
                  Depreciation and amortization                 $         45,972  $        21,155  $         67,127
                  Interest expense, interest expense -
                    related parties, and financing costs        $     (3,329,457) $             -  $     (3,329,457)
                  Identifiable assets                           $      3,694,158  $        61,056  $      3,755,214
                  Capital expenditures                          $      1,380,495  $         9,597  $      1,390,092


NOTE 16 - SUBSEQUENT EVENTS

         Issuance of Convertible Promissory Notes
         ----------------------------------------
         On April 25, 2001, the Company received $350,000 under a Subscription Agreement it signed on March 26, 2001. On May 15, 2001, the Company entered into a Subscription Agreement for gross proceeds of $400,000. Each unit consisted of a convertible promissory note and a warrant to purchase one share of the Company's common stock for each dollar borrowed by the Company. The holder of the note has the option to convert the note at any time after 90 days following the issuance date of the note.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
================================================================================


NOTE 16 - SUBSEQUENT EVENTS (CONTINUED)

         Issuance of Convertible Promissory Notes (Continued)
         ----------------------------------------
         The Company has the option to redeem the notes at any time prior to the notes' maturity date at 125% of the face value of the notes if the notes are redeemed within 90 days of the issuance date of the notes or at 110% of the face value of the notes if the notes are redeemed more than 90 days from the issuance date of the notes. The notes are convertible at the lesser of 80% of the average closing price for the 20 trading days immediately preceding the conversion date or $0.40 per share. The notes earn interest at 10% per annum, and the principal and any unpaid interest are due on March 26, 2001 and May 15, 2002.

         In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the notes to the time at which the notes first become convertible. In connection with the issuance of the notes, the Company will record deferred financing costs of $596,250.

         Each warrant entitles the holder to purchase one share of the Company's common stock at $1 per share, and they expire three years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants will be recognized as interest expense over the period until the notes mature or are converted.

         Common Stock
         ------------
         In May 2001, the Company issued 250,000 shares of common stock in a private placement for gross proceeds of $100,000.

         In June 2001, the Company received a firm commitment from an underwriter for the sale of $1.5 million in common stock.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The officers and directors of the Company, their ages and present positions held with the Company, are as follows:

                      DIRECTORS AND OFFICERS OF THE COMPANY

---------------- ------- -------------------------------------------------------
      Name         Age                        Position(s)
---------------- ------- -------------------------------------------------------
John Cooper        41    Director, President, Chief Executive Officer, Sonicport
---------------- ------- -------------------------------------------------------
Terry Stepanik     50    President, Dataworks
---------------- ------- -------------------------------------------------------
Richard Shapiro    42    Senior Vice President, Chief Financial Officer
---------------- ------- -------------------------------------------------------
Stanton Dodson     37    Chairman of the Board of Directors
---------------- ------- -------------------------------------------------------
David Baeza        36    Vice Chairman, Chief Marketing Officer
---------------- ------- -------------------------------------------------------
H. Joe Frazier     67    Director
---------------- ------- -------------------------------------------------------
Joe Abrell         67    Director
---------------- ------- -------------------------------------------------------
Raymond Wong       41    Director
---------------- ------- -------------------------------------------------------

John O. Cooper - Director, President and Chief Executive Officer. Mr. Cooper has been a director of Sonicport, Inc. since April 1999. Mr. Cooper joined ACI (a privately held California corporation) in 1995 as its Chief Operating Officer. Mr. Cooper became the President and Chief Technical Officer of Allstate Communications, Inc. (ACI) in 1997. ACI is a holding company specializing in out-bound business-to-business telemarketing, telecommunications, and the development and marketing of software to financial institutions through Dataworks, Inc. In April 2001, Mr. Cooper resigned from ACI and was elected Chief Executive Officer and President of Sonicport. Mr. Cooper received his B.S. in Computer Science from Western Missouri State in 1984.

Terry Stepanik - President, Dataworks. Mr. Stepanik is the co-founder and has been President of Dataworks since 1997. Prior to 1997, Mr. Stepanik was Senior Project Manager for strategic initiative projects for TeleCheck. From 1988 to 1997, Mr. Stepanik served as Vice President of First Interstate Bank (FIB). There he managed application support for the company.

Richard Shapiro - Senior Vice President & Chief Financial Officer. Richard Shapiro joined the Company in July of 2000. Mr. Shapiro brings to Sonicport, Inc. more than 17 years of experience in senior financial management positions. Prior to joining Sonicport, Mr. Shapiro was Chief Financial Officer of Allstate Communications, Inc. (ACI), from 1993 to 2000. Mr. Shapiro is a graduate of California State University, Northridge with a degree in Accounting and Taxation.

Stanton Dodson - Chairman, Board of Directors. Mr. Dodson is co-founder of Sonicport, Inc. and has served as Chairman from the Company's inception in 1998. Mr. Dodson has spent the last 12 years working as a financier with software, multimedia, and Internet companies, most recently serving as President of Global MediaNet Corporation (GMC), a software-publishing company. Mr. Dodson co-founded Transglobal Capital Corporation in 1994, an NASD-licensed securities Broker-Dealer that he managed until he sold the business in 1997. Mr. Dodson attended the University of South Carolina, where he majored in Business Administration with a concentration in Finance.

David Baeza - Vice Chairman, Chief Marketing Officer. Mr. Baeza is a co-founder of Sonicport, Inc., and prior to his current position, which he assumed in April 2001, was President and Chief Executive Officer of Sonicport from 1999 to 2001. >From 1997 to 1999, Mr. Baeza was the Chief Marketing Officer and Executive Vice President of Capital Gains, Inc. (CGI), a company that specialized in direct marketing of subscription-based services. Mr. Baeza graduated with a Bachelor of Science degree in Finance from California Polytechnic University and earned his MBA from Nova University.

Joe Frazier - Director. Mr. Frazier joined the Company's Board of Directors in October 1999. Mr. Frazier is now retired, but joined the law firm of Patterson and Maloney in 1962 and became a name partner in 1964. Mr. Frazier has also served as Chief Executive Officer for Westinghouse Real Estate Company and Westinghouse Communities, Inc. from 1973 to 1993. Mr. Frazier received his Bachelor of Arts degree in Accounting and Finance from the University of Oklahoma in 1957. He earned his Juris Doctorate from the University of Miami in 1962, and is currently a member of the Florida Bar Association.

Joe Abrell - Director. Mr. Abrell is a communications expert having worked in the field for 40 years. In 1986 he formed his own public relations and marketing firm, Joe Abrell Inc., representing the Miami Dolphins as well as numerous other corporate clients. Mr. Abrell is now retired. Most recently he has worked to successfully launch PrimeCo Personal Communications, one of the leaders in the new innovative wireless technology, in the Florida market. Mr. Abrell received a Bachelor of Arts degree in Journalism/Literature from Indiana University, a Masters degree in Political Science from Columbia University, and a Juris Doctor law degree from the University of Miami.

Ray Wong - Director. Mr. Wong is an Engineering Consultant, specializing in areas of production design, prototype, manufacturing, production, quality and cost management in semiconductor packaging and automated manufacturing. From 1998 to 1999, Mr. Wong served as a Manufacturing and Process Engineering Manager for Microwave dB Inc. From 1988 to 1997, Mr. Wong served as an Engineering Manager for M/A Com. He set up automated assembly lines that gave the company the competitive edge it needed for market position. Mr. Wong currently serves on the Board of Directors for Powerski International Corporation. Mr. Wong graduated with a Bachelor of Science degree in Electrical Engineering from the University of Pittsburgh, with a minor in Computer Science.

Item 10.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years ended March 31, 1999, 2000 and 2001 by those persons (the "Named Executive Officers") who, during the fiscal year ended March 31, 2001, served as Chief Executive Officer or who served as an Executive Officer who received compensation in excess of $100,000 for such year.

                                                     SUMMARY COMPENSATION TABLE
------------------------------------- --------- ------------- ----------- --------------------------------------- -----------------
                                                                                  Long-Term Compensation                Awards
------------------------------------- --------- ------------- ----------- --------------------------------------- -----------------
                                                                              Other Annual        Securities         All Other
          Name and Principal                       Salary       Bonus         Compensation        Underlying      Compensation ($)
               Position                 Year       ($)(1)       ($)(2)           ($)(3)           Options (#)
------------------------------------- --------- ------------- ----------- -------------------- ------------------ -----------------
David Baeza                             2001         172,500      10,000           0                                     0
Vice-Chairman, Chief Marketing          2000         174,383      7,000                             50,000
Officer, Former President & CEO         1999          63,333
------------------------------------- --------- ------------- ----------- -------------------- ------------------ -----------------
Richard Shapiro                         2001         101,827                       0                     0               0
Chief Financial Officer                 2000
------------------------------------- --------- ------------- ----------- -------------------- ------------------ -----------------
Terry Stepanik                          2001         146,404                       0                     0               0
President, Dataworks                    2000         107,811
                                        1999          92,076
------------------------------------- --------- ------------- ----------- -------------------- ------------------ -----------------
Stanton Dodson                          2001         172,500      10,000           0                                     0
Chairman                                2000         165,305      17,799                            50,000
                                        1999          32,800
------------------------------------- --------- ------------- ----------- -------------------- ------------------ -----------------

1. The table does not include any amounts for personal benefits extended to officers of the Company, such as the cost of automobiles, life insurance and supplemental medical insurance, because the specific dollar amounts of such personal benefits cannot be ascertained.

         Management believes that the value of non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during the three fiscal years did not exceed the lesser of $50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, $50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.
2.       Bonus awarded based on performance.
3.       No officers received or will receive any long-term incentive plan
         (LTIP) payouts or other payouts during fiscal year 2001.

Option Grants in Fiscal Year 2001

The following table provides information on option grants to the Named Executive Officer who received option grants in fiscal year 2001.

                                                 OPTION GRANTS IN LAST FISCAL YEAR
                                                        (INDIVIDUAL GRANTS)
--------------------------- ------------------------ ------------------------- ------------------------ -------------------------
                             Number of Securities      Percentage of Total
                              Underlying Options        Options Granted to
           Name                     Granted          Employees in Fiscal Year   Exercise Price ($/sh)       Expiration Date
--------------------------- ------------------------ ------------------------- ------------------------ -------------------------
                                    150,000                     9%                      1.50                     7/3/05
     Richard Shapiro                175,000                    11%                      1.50                     7/3/05
                                    250,000                    16%                      1.50                     7/3/05
                                    325,000                    21%                      1.50                     7/3/05
--------------------------- ------------------------ ------------------------- ------------------------ -------------------------

                     AGGREGATE FISCAL YEAR-END OPTION VALUES

The following table provides information on the number of shares covered by both exercisable and non-exercisable stock options held by the Named Executive Officers as of March 31, 2001.

----------------------------- --------------------------------------------------- -----------------------------------------------
                                 Number of Securities Underlying Unexercised       Value of Unexercised In-The-Money Options at
                                     Options Held at Fiscal Year-End (#)                      Fiscal Year-End ($)(1)
----------------------------- --------------------------------------------------- -----------------------------------------------
Name                                Exercisable              Unexercisable             Exercisable            Unexercisable
----------------------------- ------------------------ -------------------------- ----------------------- -----------------------
Richard Shapiro                       325,000                   575,000                     0                       0
----------------------------- ------------------------ -------------------------- ----------------------- -----------------------
David Baeza                            50,000                      0                        0                       0
----------------------------- ------------------------ -------------------------- ----------------------- -----------------------
Stanton Dodson                         50,000                      0                        0                       0
----------------------------- ------------------------ -------------------------- ----------------------- -----------------------
Terry Stepanik                           0                         0                        0                       0
----------------------------- ------------------------ -------------------------- ----------------------- -----------------------

1. Based on the difference between the option exercise price and the fair market value per share based on the closing price of $0.89 reported by the AMEX on March 30, 2001.

No Named Executive Officer exercised any stock options in fiscal year 2001.

2000 Stock Option Plan

The Company's Board of Directors approved the amended and restated 1999 Stock Option Plan, and renamed it the 2000 Stock Option Plan (the "Plan) in August 2000, which was approved by the Company's shareholders at the special meeting of shareholders held on December 20, 2000. The Plan provides for the grant to directors, officers, employees and consultants of the Company (including its subsidiaries) of options to purchase up to an aggregate of 4,000,000 shares of Common Stock. Options granted under the Plan may be incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, or non-statutory stock options. The 2000 Stock Option Plan is administered by the Compensation Committee of the Board of Director's, which consists of Messrs. Frazier, Wong and Cooper. The Compensation Committee determines to whom options are granted, the number of shares subject to each option, the vesting schedule and the exercise price. The exercise price may not be less than the fair market value of the Common Stock on the date of the grant. Options generally vest over five years and have a duration of ten years. The exercise price may be paid in cash, by delivering shares of Common Stock already owned by the option holder or by complying with any other payment mechanism approved by the plan administrator. Subject to certain limitations, the Compensation Committee may modify the terms of and reprice outstanding options.

The exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). The Code currently limits to $100,000 the aggregate value of Common Stock that may be acquired in any one year pursuant to incentive stock options under the 2000 Plan or any other option plan adopted by the Company. Nonqualified options may be granted under the 2000 Plan at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. Nonqualified options also may be granted without regard to any restriction on the amount of Common Stock that may be acquired pursuant to such options in any one year. Options issued to employees or service providers who terminate their service with the Company expire with 3 months of such termination. Options granted under the Plan may not be exercised more than ten years after the grant (five years after the grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company).

Participation in the 2000 Plan

All of the Company's executive officers, directors, employees and consultants of the Company and its subsidiary will be eligible to participate in the Plan. The Company currently has 1,535,000 options outstanding under the Plan. The Company also issued other options outside of the Plan.

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

Compensation of Directors

The Company reimburses each outside Director for reasonable expenses (such as travel and out of pocket expenses) incurred while attending meetings of the Board of Directors. Each outside Director has received 15,000 options on each of the first days of each new quarter during the fiscal year 2001, at exercise prices ranging from $4.34 to $0.812, to purchase the Company's common stock as compensation for his services as Director.

Employment and Related Agreements

The Company has entered into employment agreements with Messrs. Cooper and Shapiro. The annual salaries for the two officers are $180,000 each. Mr. Cooper's agreement entered into as of April 2, 2001, and effective as of April 10, 2001, is for a three-year term and grants Mr. Cooper 900,000 options to purchase the Company's common stock at an exercise price of $1.10 per share, 300,000 of which are vested 120 days from the effective date of the agreement with the remaining 600,000 to be vested 300,000 at 18 months and 300,000 at 30 months from the effective date of the agreement. Mr. Shapiro's agreement entered into as of July 3, 2000 is for a three-year term and grants Mr. Shapiro 900,000 options to purchase the Company's common stock at an exercise price of $1.50 per share, 150,000 of which were vested 120 days from the effective date of the agreement with the remaining 750,000 to be vested 175,000 at 6 months, 250,000 at 12 months and 325,000 at 18 months from the effective date of the agreement. The Company has also entered into an employment agreement with Terry Stepanik, President of Dataworks. The agreement is for a two-year term effective April 2, 2001. The annual salary for Mr. Stepanik is $120,000. Mr. Stepanik has been granted a total of 225,000 options pursuant to his agreement with the Company as well. The options are vested 25,000 120 days from the effective date of the agreement with the remaining 200,000 to be vested 35,000 at 6 months, 50,000 at 12 months and 115,000 at 18 months, from the effective date of the agreement.

Compensation and Audit Committees; Committee Interlocks and Insider
Participation

The Board has a Compensation Committee comprised of Messrs. Cooper, Wong and Frazier, and an Audit Committee comprised of Messrs. Frazier, Abrell and Wong, who are deemed to be outside/non-employee directors. The Compensation Committee reviews and approves the annual salary and bonus for each executive officer (consistent with the terms of any applicable employment agreement), and administers the Company's stock option plans. The Audit Committee reports to the Board regarding the appointment of the independent public accountants of the Company, the scope and fees of the prospective annual audit and the results thereof, compliance with the Company's accounting and financial policies and management's procedures and policies relative to the adequacy of the Company's system of internal accounting controls.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 31, 2001, the stock ownership of all persons known to own beneficially five percent or more of the Company's voting stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 21621 Nordhoff Street, Chatsworth, CA 91311.

-------------------------------------------------------------- ------------------------------------ -----------------------------
            NAME AND ADDRESS OF BENEFICIAL OWNER                     SHARES OF COMMON STOCK              PERCENT OF SHARES
                                                                                                            OUTSTANDING
-------------------------------------------------------------- ------------------------------------ -----------------------------
Frank Montelione (3)                                                        5,470,133                           12%
-------------------------------------------------------------- ------------------------------------ -----------------------------
Russel Leventhal (2)                                                        5,470,133                           12%
-------------------------------------------------------------- ------------------------------------ -----------------------------
John Cooper (4)(5)(6)                                                       2,620,200                            6%
-------------------------------------------------------------- ------------------------------------ -----------------------------
Richard Shapiro (7)(8)                                                      3,430,200                            7%
-------------------------------------------------------------- ------------------------------------ -----------------------------
Terry Stepanik (9)(10)                                                      1,356,534                            3%
-------------------------------------------------------------- ------------------------------------ -----------------------------
David Baeza (11)(12)                                                        4,922,214                           11%
-------------------------------------------------------------- ------------------------------------ -----------------------------
Stanton Dodson (13)(14)                                                     4,119,400                            9%
-------------------------------------------------------------- ------------------------------------ -----------------------------
Joe Frazier (17)                                                             135,000                             **
-------------------------------------------------------------- ------------------------------------ -----------------------------
Joe Abrell (17)                                                              135,000                             **
-------------------------------------------------------------- ------------------------------------ -----------------------------
Ray Wong (17)                                                                105,000                             **
-------------------------------------------------------------- ==================================== =============================
All Directors and Officers as a Group                                      27,388,814                           61%
-------------------------------------------------------------- ==================================== =============================

----------------------------------------------------- --------------------------------------------- -----------------------------
                NAME AND ADDRESS OF                        SHARES OF SERIES A PREFERRED STOCK            PERCENT OF SHARES
                  BENEFICIAL OWNER                                        (15)                              OUTSTANDING
----------------------------------------------------- --------------------------------------------- -----------------------------
Societe Financiere Privee, S.A.                                         640,000                                 100%
3, Rue Maurice, CH-1204
Geneve, Switzerland
----------------------------------------------------- --------------------------------------------- -----------------------------
Total                                                                   640,000                                 100%
----------------------------------------------------- ============================================= =============================

-------------------------------------------- --------------------------------------------- --------------------------------------
   NAME AND ADDRESS OF BENEFICIAL OWNER        SHARES OF SERIES B PREFERRED STOCK (16)         PERCENT OF SHARES OUTSTANDING
-------------------------------------------- --------------------------------------------- --------------------------------------
John Nicholson                                                 133,334                                     21.2%
-------------------------------------------- --------------------------------------------- --------------------------------------
Mark Deveau                                                     56,000                                     8.9%
-------------------------------------------- --------------------------------------------- --------------------------------------
Harvey Gammon                                                  280,000                                     44.5%
-------------------------------------------- --------------------------------------------- --------------------------------------
Yeshwant Mehta                                                  79,999                                     12.7%
-------------------------------------------- --------------------------------------------- --------------------------------------
Tom & Lois Gibbons                                              67,000                                     10.5%
-------------------------------------------- --------------------------------------------- --------------------------------------
TOTAL                                                          616,333                                     100%
-------------------------------------------- ============================================= ======================================

1.       Based on 42,318,786 shares outstanding as of May 31, 2001.
2. Includes 332,000 warrants issued to Mr. Leventhal on April 2, 2001. These are five-year warrants with an exercise price of $0.73 per share.
3. Includes 332,000 warrants issued to Mr. Montelione on April 2, 2001. These are five-year warrants with an exercise price of $0.73 per share.
4. Includes 300,000 options fully vested on July 3, 2001 granted to Mr. Cooper through his employment agreement with the Company. Excludes 600,000 options per the same agreement, 300,000 of which will not be vested and exercisable until October 2, 2002, and 300,000 which will not be vested and exercisable until October 2, 2003.
5. Includes 90,000 options granted to Mr. Cooper for his services as a Director of the Company under the 2000 Plan, as herein defined. The options were fully vested at the date of the grant.
6. Includes 123,000 warrants issued to Mr. Cooper on April 2, 2001. These are five-year warrants with an exercise price of $0.73 per share.
7. Includes 575,000 options granted to Mr. Shapiro under the 2000 Plan, as herein defined. These 575,000 shares are a part of the employment agreement entered into with the Company, which are now fully vested and exercisable. The remaining 325,000 options included in the agreement will not be fully vested or exercisable until January 2002.
8. Includes 123,000 warrants issued to Mr. Shapiro on April 2, 2001. These are five-year warrants with an exercise price of $0.73 per share.
9. Includes 25,000 options vested July 3, 2001 that were issued as a part of Mr. Stepanik's employment agreement. The total number of options issued to Mr. Stepanik was 225,000. The remaining 200,000 options will be vested 35,000 in October 2001, 50,000 in April 2002, and 115,000 in October 2002.
10. Includes 123,000 warrants issued to Mr. Stepanik on April 2, 2001. These are five-year warrants with an exercise price of $0.73 per share.
11. Excludes 800,000 shares Mr. Baeza agreed to contribute back to the capital of the Company as and when requested by the Board of Directors.
12. Includes 50,000 options granted to Mr. Baeza under the 2000 Plan, as herein defined. The options were fully vested at the date of the grant.
13. Excludes 800,000 shares Mr. Dodson agreed to contribute back to the capital of the Company as and when requested by the Board of Directors.
14. Includes 50,000 options granted to Mr. Dodson under the 2000 Plan, as herein defined. The options were fully vested at the date of the grant.
15. The Company issued 800,000 shares of Series A Convertible Preferred Stock to Societe Financiere Privee S.A. pursuant to the resolution of the Board of Directors of the Company dated April 11, 2000. Each share of Series A Convertible Preferred Stock may be converted to Common Stock of the Company at a conversion price equal to sixty percent (60%) of the average closing bid price for a period of (10) trading days immediately preceding the date of conversion based upon the conversion value per share of Series A Convertible Preferred Stock of $2.50 (plus any declared but unpaid dividends). The Company redeemed 160,000 shares of Series A Convertible Preferred Stock.

16. The Company issued 642,999 shares of Series B Convertible Preferred Stock to various accredited investors pursuant to the resolution of the Board of Directors of the Company dated August 22, 2000. Each share of Series B Convertible Preferred Stock may be converted for one share of Common Stock of the Company, and each preferred share included one warrant to purchase a common share at $1.25 per share.
17.      Shares owned are less than 1% of the total shares outstanding.

As used in these tables, "beneficial ownership" is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

As of May 31, 2001, there were approximately 78 shareholders of record and approximately 900 beneficial owners. The percentage of beneficial ownership is based upon 42,318,786 shares of Common Stock outstanding as of May 31, 2001 as recorded by the transfer agent.

Section 16(A) Beneficial Ownership Reporting Requirement

Section 16(a) of the Securities Exchange Agreement Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership (forms 3, 4 and 5) of Common Stock with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater-than-ten percent shareholders are required to furnish the Company with copies of all such forms that they file.

To the Company's knowledge, based solely on the Company's review of copies of such reports or written representations from certain reporting persons, the Company believes that for fiscal year 2001 all filing requirements applicable to its officers, directors, greater-than-ten percent beneficial owners and other persons subject to Section 16 of the Exchange Act were complied with.

Item 12. Certain Relationships and Related Transactions

During the years ended March 31, 2001 and 2000, Dataworks received capital contributions of $261,479 and $484,466 respectively, from a company whose officers and shareholders are also officers and shareholders of Dataworks. The contributions were used for general operating purposes.

Sonicport acquired Dataworks on March 30, 2001, with an effective date of April 2, 2001 through a Share Exchange Agreement. John Cooper ("Cooper"), a director of the Company who was appointed the Company's President and Chief Executive Officer concurrently with the Closing, was one of the sellers. Cooper received and will be receiving an aggregate of 2,296,000 Acquisition Shares and Warrants to purchase 123,000 shares of the Company's Common Stock. Additionally, Richard Shapiro ("Shapiro"), the Company's Treasurer, Chief Financial Officer, Senior Vice President and Secretary, was one of the sellers. Shapiro received and will be receiving an aggregate of 2,296,000 Acquisition Shares and Warrants to purchase 123,000 shares of the Registrant's Common Stock. One of the liabilities of Dataworks which remained after the Closing was a promissory note in the principal amount of $1,300,000 in favor of Allstate Communications Inc. of which certain of the sellers, including Cooper and Shapiro, are shareholders. Additionally, concurrently with the Closing, the Company and Dataworks entered into a Service Agreement with Starline Communications Inc. ("Starline") pursuant to which Dataworks, inter alia, agreed to provide to Starline and certain affiliates of Starline certain services including fraud control, data base management and processing of credit card transactions. Certain of the sellers (but not Shapiro or Cooper) are shareholders of Starline.

During the years ended March 31, 2001 and 2000, the Company paid $86,682 and $151,500, respectively, to a company whose owner is a shareholder of the Company for business management services rendered.

During the years ended March 31, 2001 and 2000, the Company paid $515,560 and $115,473, respectively, to a company whose shareholder is a shareholder/director of the Company for business management services rendered.

During the years ended March 31, 2001 and 2000, the Company paid consulting expense totaling $20,662 and $61,728, respectively, to various directors and related parties.

In July 2000, Dataworks issued a promissory note for $1,127,500 to purchase certain capitalized software valued at $1,040,000 and telephone equipment valued at $87,500. The note was issued to an affiliated company whose significant shareholders are also significant shareholders of the Company. The capitalized software and telephone equipment were used by the affiliate in exchange for free use of space in the affiliate's offices and the affiliate's payment of certain legal fees related to the acquisition of Dataworks by Sonicport.

It is the Company's current policy that all transactions with officers, directors, 5% stockholders and their affiliates be entered into only if they are approved by a majority of the disinterested directors, are on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit the Company.

Item 13.  Exhibits and Reports on Form 8-K

a.        Other Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits upon request.

         3.1(a)   Articles of Incorporation of JLQ, Inc.  (1)
         3.1(b)   Amendment to Articles of Incorporation of JLQ, Inc. (1)
         3.1(c)   Amendment to Articles of Incorporation of New World
                  Publishing, Inc. (1)
         3.1(d)   Amendment to Articles of Incorporation of Communications
                  Television, Inc. (1)
         3.1(e)   Articles of Incorporation of Sonicport.com, Inc. (Nevada) (1)
         3.1(f)   Articles of Merger of Sonicport.com, Inc. (1)
         3.1(g)   Certificate of Designation of Sonicport.com, Inc. (1)
         3.1(h)   Amendment to Articles of Incorporation of Sonicport, Inc.
         3.2      Bylaws (1)
         10.1     2000 Stock Option Plan
         10.2     Share Exchange Agreement (1)
         10.3     Contribution Agreement (1)
         10.4     Employment Agreement - Richard Shapiro
         10.5     Employment Agreement - John Cooper
         10.6     Employment Agreement - Terry Stepanik
         22.1     List of Subsidiaries of the Company

(1)      Previously filed.

b.       Reports on Form 8-K

         On April 16, 2001 the Company filed a Form 8-K with respect to the acquisition of US Dataworks, Inc. On June 15, 2001 the Company filed a Form 8-K attaching the financial statements required by the acquisition of US Dataworks, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 10, 2001.

SONICPORT, INC.


By: /s/  John Cooper
    ------------------------------------------------------------
    John Cooper, Director, President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                                                             Date: July 10, 2001
By: /s/  John Cooper
    ------------------------------------------------------------
         John Cooper, Director, President and CEO


                                                             Date: July 10, 2001
By: /s/  Stanton Dodson
    ------------------------------------------------------------
    Stanton Dodson,  Chairman of the Board


                                                             Date: July 10, 2001
By: /s/  Richard Shapiro
    ------------------------------------------------------------
    Richard Shapiro, Chief Financial Officer and Secretary


                                                             Date: July 10, 2001
By: /s/  Raymond Wong
    ------------------------------------------------------------
    Raymond Wong, Director