Form 10QSB
period 2001-06-30
SONICPORT INC
filed 2001-08-20
CIK 1049505

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549


                                   FORM 10-QSB

             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Number of shares of common stock outstanding as of June 30, 2001: 44,733,379

                                                SONICPORT, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                       JUNE 30, 2001 (UNAUDITED)

--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                         $  249,098
   Accounts receivable                                                   50,000
   Due from related parties                                             158,698
   Deferred financing costs                                             176,118
   Prepaid media, net of allowance of $975,000                                -
   Prepaid expenses and other current assets                             97,805
                                                                     -----------

      Total current assets                                              731,719

PROPERTY AND EQUIPMENT, net                                           1,118,729
OTHER ASSETS                                                             11,957
                                                                     -----------

           TOTAL ASSETS                                              $1,862,405
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.

                                                        SONICPORT, INC. AND SUBSIDIARIES
                                                              CONSOLIDATED BALANCE SHEET
                                                               JUNE 30, 2001 (UNAUDITED)

----------------------------------------------------------------------------------------

                          LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Notes payable                                                           $     25,363
   Current portion of notes payable - related parties                           838,896
   Current portion of capital lease obligations                                  11,125
   Convertible promissory notes, net of unamortized discount of $263,437      2,021,563
   Convertible promissory notes - related parties                               250,000
   Accounts payable                                                             207,669
   Accrued expenses                                                              78,800
   Interest payable, including $8,356 to related parties                         29,376
   Due to related party                                                          66,197
   Net liabilities of discontinued operations                                    23,777
                                                                           -------------

      Total current liabilities                                               3,552,766

NOTES PAYABLE - RELATED PARTIES, net of current portion                         635,245
CAPITAL LEASE OBLIGATIONS, net of current portion                                22,205
                                                                           -------------

           Total liabilities                                                  4,210,216
                                                                           -------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
   Convertible Series A preferred stock, $0.0001 par value
      10,000,000 shares authorized 640,000 shares issued
      and outstanding
      $2.50 liquidation preference, dividends of $24,000 in arrears                  64
   Convertible Series B preferred stock, $0.0001 par value
      700,000 shares authorized
      629,666 shares issued and outstanding
      $0.75 liquidation preference, dividends of $15,742 in arrears                  63
   Common stock, $0.0001 par value
      100,000,000 shares authorized
      44,733,379 shares issued and outstanding                                    4,473
   Common stock committed, 1,082,438 shares                                   1,082,438
   Additional paid-in capital                                                18,513,421
   Accumulated deficit                                                      (21,728,270)
   Treasury stock, at cost, 1,528,000 shares                                   (220,000)
                                                                           -------------

           Total shareholders' deficit                                       (2,347,811)
                                                                           -------------

                TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                $  1,862,405
                                                                           =============

       The accompanying notes are an integral part of these financial statements.

                                           2

                                                             SONICPORT, INC. AND SUBSIDIARIES
                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

---------------------------------------------------------------------------------------------

                                                                      2001           2000
                                                                  ------------   ------------
REVENUES
   Software licensing revenues                                    $   273,777    $    47,500
   Application service provider revenues - affiliates sales           235,177              -
                                                                  ------------   ------------

        Total revenues                                                508,954         47,500
                                                                  ------------   ------------

OPERATING EXPENSES
   General and administrative                                       1,182,335      1,782,672
   Consulting - related parties                                        41,000              -
                                                                  ------------   ------------

        Total operating expenses                                    1,223,335      1,782,672
                                                                  ------------   ------------

LOSS FROM OPERATIONS                                                 (714,381)    (1,735,172)
                                                                  ------------   ------------

OTHER INCOME (EXPENSE)
   Financing costs                                                    (18,301)             -
   Interest expense                                                (1,958,865)        (9,318)
   Interest expense - related parties                                  (8,356)             -
   Interest income                                                      3,563          6,793
                                                                  ------------   ------------

        Total other income (expense)                               (1,981,959)        (2,525)
                                                                  ------------   ------------

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION
   FOR INCOME TAXES, DISCONTINUED OPERATIONS, AND
   EXTRAORDINARY ITEM                                              (2,696,340)    (1,737,697)

PROVISION FOR INCOME TAXES                                                400              -
                                                                  ------------   ------------

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
   OPERATIONS AND EXTRAORDINARY ITEM                               (2,696,740)    (1,737,697)

DISCONTINUED OPERATIONS
   Income (loss) from operations of discontinued subsidiary,
      net of provision for income taxes of $0                          63,055     (1,003,942)
   Income (loss) on disposal of subsidiary, including provision of $0 for operating losses during the phase-out period,
      net of provision for income taxes of $0                               -              -
                                                                  ------------   ------------

           Net income (loss) from discontinued operations              63,055     (1,003,942)
                                                                  ------------   ------------

          The accompanying notes are an integral part of these financial statements.

                                              3

                                                         SONICPORT, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

-----------------------------------------------------------------------------------------

                                                                 2001            2000
                                                            -------------   -------------
LOSS BEFORE EXTRAORDINARY ITEM                              $ (2,633,685)   $ (2,741,639)

EXTRAORDINARY ITEM
   Income from forgiveness of interest payable                         -          41,667
                                                            -------------   -------------

NET LOSS                                                    $ (2,633,685)   $ (2,699,972)
                                                            =============   =============

BASIC AND DILUTED LOSS PER SHARE
   From continuing operations                               $      (0.06)   $      (0.05)
   From discontinued operations                                        -           (0.02)
   From extraordinary item                                             -               -
                                                            -------------   -------------

        TOTAL BASIC AND DILUTED LOSS PER SHARE              $      (0.06)   $      (0.07)
                                                            =============   =============

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING         40,747,791      41,239,580
                                                            =============   =============

        The accompanying notes are an integral part of these financial statements.

                                            4

                                                         SONICPORT, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

-----------------------------------------------------------------------------------------

                                                                  2001           2000
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations                        $(2,696,740)   $(1,737,697)
   Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation                                               73,512         13,900
        Amortization                                                  953         30,156
        Interest charges on convertible promissory notes           77,813              -
        Issuance of common stock for services rendered             32,000              -
        Issuance of common stock for lock-up agreements             6,781              -
        Issuance of warrants for lock-up agreements                11,520              -
        Issuance of options for services rendered                       -         15,750
        Interest from fixed conversion features                 1,771,826              -
   (Increase) decrease in
      Accounts receivable                                         129,583        (45,896)
      Prepaid services                                            (15,123)        (8,038)
      Prepaid expenses and other current assets                         -          1,824
      Other assets                                                      -        (32,385)
   Increase (decrease) in
      Accounts payable                                           (134,601)       (23,969)
      Accrued expenses                                            (35,389)             -
      Accrued interest                                                  -        (11,794)
      Interest payable - related parties                            5,328              -
      Interest payable                                              6,347        (36,291)
                                                              ------------   ------------

Net cash used in continuing operating activities                 (766,190)    (1,834,440)
Net cash used in discontinued operating activities               (169,890)    (1,226,332)
                                                              ------------   ------------

Net cash used in operating activities                            (936,080)    (3,060,772)
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                             (12,393)       (25,437)
   Repayments to related parties                                 (160,944)             -
                                                              ------------   ------------

Net cash used in investing activities                            (173,337)       (25,437)
                                                              ------------   ------------

        The accompanying notes are an integral part of these financial statements.

                                            5

                                                SONICPORT, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

--------------------------------------------------------------------------------


                                                         2001           2000
                                                     ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of notes payable                        $   (83,391)   $  (304,485)
   Repayment of notes payable - related parties         (110,859)             -
   Proceeds from convertible promissory notes            750,000              -
   Payments on convertible promissory notes             (150,000)             -
   Payments on capital lease obligations                  (1,623)             -
   Proceeds from issuance of preferred stock, net              -      2,000,000
   Redemption of preferred stock                               -       (400,000)
   Rescission of preferred stock                         (10,000)             -
   Proceeds from issuance of common stock                104,654        666,850
   Stock issuance costs                                  (34,798)       (49,535)
   Contributed capital to subsidiary from affiliate            -        228,268
   Payment of dividends                                 (264,698)             -
                                                     ------------   ------------

Net cash provided by financing activities                199,285      2,141,098
                                                     ------------   ------------

Net decrease in cash and cash equivalents               (910,132)      (945,111)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         1,159,230      1,212,305
                                                     ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $   249,098    $   267,194
                                                     ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                     $    57,188    $     3,504
                                                     ============   ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the three months ended June 30, 2001, certain founding shareholders of Sonicport, Inc. exchanged 1,528,000 shares of common stock for $220,000 in notes payable.

During the three months ended June 30, 2000, note holders converted $500,000 of convertible promissory notes and related finance charges totaling $60,000 into 224,000 shares of common stock.


   The accompanying notes are an integral part of these financial statements.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2001 (UNAUDITED)

--------------------------------------------------------------------------------


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

         Acquisition
         -----------
         Effective March 31, 2001 and with a closing date of April 2, 2001, Sonicport acquired 100%, or 3,571,429 shares, of the outstanding common stock of Dataworks (formerly known as Allstate Dataworks, Inc.) in exchange for 14,666,667 new shares of Sonicport's common stock and warrants to purchase 1,000,000 shares of Sonicport's common stock. The warrants have an exercise price of $0.73, vest immediately, and expire on April 2, 2006. In addition, certain shareholders of Sonicport transferred their ownership in 4,000,000 shares of Sonicport's common stock to the shareholders of Dataworks and committed to return 2,200,000 shares of Sonicport's common stock to Sonicport in exchange for promissory notes in the amount of $220,000. These shareholders had returned 1,528,000 shares at June 30, 2001. Of the Dataworks shares, 878,572 were acquired from officers of Dataworks who are also officers of Sonicport.


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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2001 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Basis of Presentation
         ---------------------
         The unaudited, consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The unaudited, consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002.

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

         Advertising Expense
         -------------------
         Advertising costs are charged to expense as incurred. For the three months ended June 30, 2001 and 2000, the Company recorded advertising expense of $11,800 and $802,338, respectively.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2001 (UNAUDITED)

--------------------------------------------------------------------------------


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

         The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                            For the Three Months Ended
                                                                     June 30,
                                                            -------------------------
                                                               2001           2000
                                                            -----------   -----------
         Options outstanding under the Company's stock
             option plans                                    2,900,000     1,278,250
         Options granted outside the Company's stock
             option plans                                    1,050,250     1,050,250
         Warrants issued in conjunction with convertible
             Series B preferred stock                          642,999             -
         Warrants issued in conjunction with private
             placements                                        287,358             -
         Warrants issued as a financing cost for notes
             payable and convertible notes payable           1,599,000        74,000
         Warrants issued in conjunction with lock-up
             agreement                                         369,789             -
         Warrants issued for services rendered                 500,000             -
         Warrants issued as part of the acquisition of
             Dataworks                                       1,000,000             -
         Convertible Series A preferred stock                  640,000             -
         Convertible Series B preferred stock                  843,999             -

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2001 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously.


NOTE 3 - DISPOSAL OF OPERATIONS

         Effective July 31, 2001, management of the Company formally decided to start shutting down the operations of the Company's Internet service provider, SeeYouOnline. All assets of SeeYouOnline were retained by the Company, except for $69,694 of accounts receivable, net of an allowance for doubtful accounts of $92,223, $128,817 of prepaid expenses, $12,012 of due from related party, $197,324 of accounts payable, and $36,975 of deferred revenue. As a result, the operations of SeeYouOnline through June 30, 2001 are reported as discontinued operations. The results from discontinued operations included total revenues of $116,752 and net income from operations of $63,055 for the three months ended June 30, 2001. SeeYouOnline ceased providing Internet access services on August 15, 2001.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2001 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2001 consisted of the following:

               Furniture and fixtures                           $   13,982
               Telephone equipment                                  92,009
               Computer equipment                                  319,215
               Computer software                                 1,040,000
               Leasehold improvements                                6,575
                                                                -----------

                                                                 1,471,781
               Less accumulated depreciation and amortization      353,052
                                                                -----------

                   TOTAL                                        $1,118,729
                                                                ===========

         Depreciation and amortization expense for the three months ended June 30, 2001 and 2000 was $73,512 and $52,876, respectively. At June 30,
         2001, $1,125,000 of computer equipment had not been put into service, and therefore, no depreciation has been recorded on that equipment.


NOTE 5 - NOTE PAYABLE

         During April 2001, the Company paid off notes payable in the amounts of $47,000 and $30,000.


NOTE 6 - NOTES PAYABLE - RELATED PARTIES

         On January 22, 2001, the Company entered into a note payable with a shareholder for $50,000. The note is non-interest-bearing, is unsecured, and is due on demand. As of June 30, 2001, the outstanding balance on the note was $39,000.

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

         On April 2, 2001, as part of the Share Agreement between Sonicport and Dataworks, certain founding shareholders committed to return 2,200,000 shares of Sonicport common stock in exchange for two-year promissory notes, bearing interest at 10% per annum, in the amount of $220,000. At June 30, 2001, 1,528,000 shares had been returned by the shareholders.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2001 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 7 - CONVERTIBLE PROMISSORY NOTES

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

         In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the notes to the time at which the notes first become convertible. In connection with the issuance of the notes, the Company recorded deferred financing costs of $175,000 as a current asset and interest expense of $603,750 in the statement of operations for the three months ended June 30, 2001.

         Each warrant entitles the holder to purchase one share of the Company's common stock at $1 per share, and it expires three years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $112,500 using the interest method and will be recognized as interest expense over the period until the notes mature or are converted. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2001 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 8 - CONVERTIBLE PROMISSORY NOTES - RELATED PARTIES

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


NOTE 9 - SHAREHOLDERS' DEFICIT

         Convertible Series B Preferred Stock
         ------------------------------------
         In May 2001, an investor in the Company's Convertible Series B Preferred Stock rescinded its acquisition and returned 13,333 shares to the Company in exchange for its investment of $10,000.

         Common Stock for Lock-Up Agreements
         -----------------------------------
         During June 2001, the Company issued 72,716 shares of common stock valued at $6,781 to certain purchasers of the Company's common stock as consideration for the purchasers to enter into lock-up agreements for the sale of their shares of common stock. The shares were recognized as financing costs in the statement of operations for the three months ended June 30, 2001.

         Issuance of Committed Shares
         ----------------------------
         During June 2001, the Company issued 475,000 shares of common stock valued at $190,000 that had been committed at March 31, 2001.

         Sale of Common Stock
         --------------------
         During the three months ended June 30, 2001, the Company issued 286,857 shares of common stock for proceeds of $104,654.

         Common Stock Issued for Services Rendered
         -----------------------------------------
         During the three months ended June 30, 2001, the Company issued 400,000 shares of common stock as payment for services rendered valued at $32,000.

         Stock Options
         -------------
         During the three months ended June 30, 2001, the Company granted 1,365,000 stock options to certain employees and non-employees at exercise prices between $1 and $1.25.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2001 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 9 - SHAREHOLDERS' DEFICIT (CONTINUED)

         Warrants for Lock-Up Agreements
         -------------------------------
         During June 2001, the Company issued 60,000 warrants to certain purchasers of the Company's common stock as consideration for the purchasers to enter into lock-up agreements for the sale of their shares of common stock. The warrants have an exercise price of $1, vest immediately, and expire three years from the date of issuance. The warrants were valued at $11,520 using the Black-Scholes option pricing model and were recognized as financing costs in the statement of operations for the three months ended June 31, 2001.


NOTE 10 - SEGMENT INFORMATION

         The Company has two business units that have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into two reportable segments:
         ASP and Licensing. The ASP group sells application service provider services to third parties. The Licensing group licenses the Company's RemitWorks and RemoteWorks software products to third parties and performs credit information verification services for an affiliated company using software purchased from that affiliated company. Most corporate expenses, such as internal administrative costs, legal expenses, and debt issuance costs, are included in the ASP group.

         Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended June 31, 2001:

                                                      ASP        Licensing     Consolidated
                                                 ------------   ------------   ------------
               Identifiable assets               $   406,348    $ 1,456,057    $ 1,862,405
               Sales to unaffiliated customers   $         -    $   273,777    $   273,777
               Net loss                          $(2,461,825)   $  (171,860)   $(2,633,685)

NOTE 11 - SUBSEQUENT EVENTS

         Sale of Common Stock
         --------------------
         Subsequent to June 30, 2001, the Company issued 800,000 shares of common stock for proceeds of $200,000.

         Common Stock for Lock-Up Agreements
         -----------------------------------
         During July 2001, the Company issued 79,061 shares of common stock valued at $39,530 to certain purchasers of the Company's common stock as consideration for the purchasers to enter into lock-up agreements for the sale of their shares of common stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGEMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN, AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

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

Results of Operations

The Company recognized revenues of $508,954 for the three months ended June 30, 2001 as compared with $47,500 for the three months ended June 30, 2000. The increase in revenue was due to the following:

         o The Company's Application Service Provider ("ASP")became operational in April 2001, bringing in revenues of $235,177.
         o Licensing revenues to unrelated third parties increased from $47,500 in 2000 to $273,777 in 2001 due to further expansion of the customer base within Dataworks.

General and administrative expenses for the three months ended June 30, 2001 were $1,182,335 as compared with $1,782,672 for the three months ended June 30, 2000. This is a decrease of $600,337 due principally to the elimination and consolidation of a portion of the Company's overhead, including moving to a new location, the release of some employees, and the scaling back of the Internet Service Provider ("ISP")operations.

Other expenses, including interest expense and financing costs, were increased during the first quarter ending June 2002, to $1,981,959 for the three months ended June 30, 2001 compared to $2,525 for the three months ended June 30, 2000. This is attributable to the financing costs related to the issuance of the notes payable and related 90-day convertible features of the promissory notes issued from March 2001 through May 2001.

The ISP business had income from operations of $63,055 for the three months ended June 30, 2001 compared to a loss of $1,003,942 for the three month period ended June 30, 2000. In April 2000 the Company began operations of its Internet service provider. Revenues remained low and costs continued to increase. Management made a decision to discontinue providing this service, effective August 2001. The cessation of this division will increase profit margins and the overall operating performance of the Company.

Net loss for the quarter ended June 30, 2001 decreased by $66,287 from a net loss of $2,699,972 in June 2000 to a net loss of $2,633,685 for the same period in 2001. The decrease is primarily due to significantly higher sales from the operation of the ASP and the increased revenues due to the increasing client base of Dataworks and the decrease in costs due to moving to a new location, the release of some employees, and the scaling back of the ISP operations.

Liquidity and Capital Resources

As of June 30, 2001, the Company had $249,098 in cash and cash equivalents. Subsequent to June 30, 2001, the Company received $200,000 through the issuance of 800,000 shares of common stock. The Company is raising funds for working capital and continued growth of the Company's operations.

The Company's working deficit at June 30, 2001 was $2,821,047 as compared with $270,250 at June 30, 2000, an increase in the working deficit of $2,530,797 during the 12-month period.

The Company continues its efforts to raise funds for working capital and the development of the Company's operations through private placements of equity, although no assurance can be given that funds will be available. To the extent of a shortfall in required funds, the Company may be required to curtail the implementation of its business plan, and reduce or cease operations.

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

Expected Potential Fluctuation in Plan of Operations

The Company expects that its operating results may fluctuate significantly as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results include:
(i)the Company's ability to attract and retain clients and maintain their satisfaction; (ii) the announcement or introduction of new software, services and products by the Company or its competitors; (iii) the success of the Company's brand building and marketing campaigns; (iv) price competition; (v)the Company's ability to upgrade and develop its systems and infrastructure to accommodate growth; (vi) the Company's ability to attract new personnel in a timely and effective manner; (vii) technical difficulties or service interruptions; (viii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure; (ix) consumer trends; (x) governmental regulation by federal or local governments; and (xi) general economic conditions as well as economic conditions specific to the financial services industry.

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

Shares Eligible for Future Sale

As of June 30, 2001, there were approximately 44,733,379 shares of Common Stock outstanding, of which at least 36,133,221 are restricted securities ("Restricted Securities") under the Securities Act, a majority of which are held by affiliates of the Company. These Restricted Securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If such holders sell in the public market, such sales could have a material adverse effect on the market price of the Company's Common Stock. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company, who has beneficially owned restricted shares of Common Stock for at least one year is entitled to sell, in certain brokerage transactions, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or if the Common Stock is quoted on AMEX or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale. A person who presently is not and who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the volume limitations described above.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

No legal proceedings of a material nature to which the Company is a party were pending during the reporting period.

ITEM 2.  Changes in Securities.

In conjunction with the Contribution Agreement dated April 2, 2001, founders of Sonicport, Inc. and principal shareholders David Baeza and Stanton Dodson agreed to contribute shares of common stock back to the treasury of the Company. This was done to strengthen the capital structure of the Company and assist the Company in raising additional capital. Messrs. Baeza and Dodson agreed to sell to the Company an aggregate of 2.2 million shares in exchange of an aggregate of $220,000 payable pursuant to promissory notes in favor of Messrs. Baeza and Dodson.

On April 30, 2001, the Company issued 400,000 shares of common stock to an accredited investor for services valued at $32,000. The shares were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On June 24, 2001, the Company issued 250,000 shares of common stock to an accredited investor for $100,000. The shares were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On May 15, 2001, the Company issued a $400,000 convertible promissory note due May 15, 2002, convertible into common stock at a conversion price of $.40. The note was issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  Defaults upon Senior Securities.  None.

ITEM 4.  Submission of Matter to a Vote of Security Holders.  None.

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibits and Reports on Form 8-K. None.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   SONICPORT, INC.

                                             By:   /s/  Richard Shapiro
                                                   ------------------------
                                                   Chief Financial Officer
                                                           August 20, 2001