Form 10QSB
period 2001-09-30
SONICPORT INC
filed 2001-11-19
CIK 1049505

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                                   FORM 10-QSB

             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Number of shares of common stock outstanding as of September 30, 2001:
46,208,329

                                                SONICPORT, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                  SEPTEMBER 30, 2001 (UNAUDITED)

--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                       $   77,798
     Accounts receivable                                                106,487
     Due from related parties                                           234,265
     Prepaid expenses and other current assets                           68,847
     Net assets of discontinued operations                              114,084
                                                                     -----------

         Total current assets                                           601,481

PROPERTY AND EQUIPMENT, net                                           1,049,198
OTHER ASSETS                                                             11,003
                                                                     -----------

                  TOTAL ASSETS                                       $1,661,682
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.

                                                          SONICPORT, INC. AND SUBSIDIARIES
                                                                CONSOLIDATED BALANCE SHEET
                                                            SEPTEMBER 30, 2001 (UNAUDITED)

------------------------------------------------------------------------------------------

                           LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Notes payable                                                           $     28,674
     Current portion of notes payable - related parties                           853,476
     Current portion of capital lease obligations                                  10,617
     Convertible promissory notes, net of unamortized discount of $149,998      1,750,002
     Convertible promissory notes - related parties, net of
         unamortized discount of $28,125                                          596,875
     Deferred revenue                                                              77,700
     Accounts payable                                                             421,315
     Accrued expenses                                                              98,060
     Interest payable, including $5,137 to related parties                         20,811
     Due to related party                                                          61,618
                                                                             -------------

         Total current liabilities                                              3,919,148

NOTES PAYABLE - RELATED PARTIES, net of current portion                           467,735
CAPITAL LEASE OBLIGATIONS, net of current portion                                  20,132
                                                                             -------------

              Total liabilities                                                 4,407,015
                                                                             -------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
     Convertible Series A preferred stock, $0.0001 par value 10,000,000 shares authorized 640,000 shares issued and outstanding
         $2.50 liquidation preference, dividends of $48,533 in arrears                 64
     Convertible Series B preferred stock, $0.0001 par value
         700,000 shares authorized
         629,666 shares issued and outstanding
         $0.75 liquidation preference, dividends of $31,833 in arrears                 63
     Common stock, $0.0001 par value
         100,000,000 shares authorized
         46,208,329 shares issued and outstanding                                   4,621
     Common stock committed, 1,082,438 shares                                   1,082,438
     Additional paid-in capital                                                18,726,815
     Accumulated deficit                                                      (22,339,334)
     Treasury stock, at cost, 1,528,000 shares                                   (220,000)
                                                                             -------------

              Total shareholders' deficit                                      (2,745,333)
                                                                             -------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                $  1,661,682
                                                                             =============

        The accompanying notes are an integral part of these financial statements.

                                                                 SONICPORT, INC. AND SUBSIDIARIES
                                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

-------------------------------------------------------------------------------------------------

                                                   For the                      For the
                                             Three Months Ended             Six Months Ended
                                                September 30,                 September 30,
                                        ---------------------------   ---------------------------
                                            2001           2000           2001           2000
                                        ------------   ------------   ------------   ------------
REVENUES
   Software licensing revenues          $   275,923    $   320,907    $   549,700    $   368,407
   Software maintenance revenues            164,475              -        164,475              -
   Application service provider
     revenues from affiliates               224,140              -        459,317              -
   Application service provider
     revenues                                12,095              -         12,095              -
                                        ------------   ------------   ------------   ------------

       Total revenues                       676,633        320,907      1,185,587        368,407
                                        ------------   ------------   ------------   ------------

OPERATING EXPENSES
   General and administrative             1,130,392        795,689      2,312,727      2,578,361
   Consulting - related parties              44,910        157,408         85,910        157,408
                                        ------------   ------------   ------------   ------------

     Total operating expenses             1,175,302        953,097      2,398,637      2,735,769
                                        ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS                       (498,669)      (632,190)    (1,213,050)    (2,367,362)
                                        ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE)
   Financing costs                          (36,999)             -        (55,300)             -
   Interest expense                        (185,106)        (8,384)    (2,143,379)       (17,702)
   Interest expense - related parties       (28,850)             -        (37,205)             -
   Interest income                                -          3,871          2,970         10,664
   Loss on disposal of assets                     -         (7,857)             -         (7,857)
                                        ------------   ------------   ------------   ------------

     Total other income (expense)          (250,955)       (12,370)    (2,232,914)       (14,895)
                                        ------------   ------------   ------------   ------------

LOSS FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR (BENEFIT
   FROM) INCOME TAXES, DISCONTINUED
   OPERATIONS, AND EXTRAORDINARY
   ITEM                                    (749,624)      (644,560)    (3,445,964)    (2,382,257)

PROVISION FOR (BENEFIT FROM)
   INCOME TAXES                                 400           (203)           800           (203)
                                        ------------   ------------   ------------   ------------

            The accompanying notes are an integral part of these financial statements.

                                                                      SONICPORT, INC. AND SUBSIDIARIES
                                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

------------------------------------------------------------------------------------------------------

                                                     For the                        For the
                                               Three Months Ended              Six Months Ended
                                                  September 30,                  September 30,
                                         -----------------------------   -----------------------------
                                              2001            2000            2001            2000
                                         -------------   -------------   -------------   -------------
LOSS FROM CONTINUING OPERATIONS
   BEFORE DISCONTINUED OPERATIONS
   AND EXTRAORDINARY ITEM                $   (750,024)   $   (644,357)   $ (3,446,764)   $ (2,382,054)

DISCONTINUED OPERATIONS
   Income (loss) from operations of
     discontinued subsidiary, net of
     provision for income taxes of $0         140,336        (348,616)        203,391      (1,352,558)
                                         -------------   -------------   -------------   -------------

LOSS BEFORE EXTRAORDINARY ITEM               (609,688)       (992,973)     (3,243,373)     (3,734,612)

EXTRAORDINARY ITEM
   Income from forgiveness of interest
     payable                                        -               -               -          41,667
                                         -------------   -------------   -------------   -------------

                           NET LOSS      $   (609,688)   $   (992,973)   $ (3,243,373)   $ (3,692,945)
                                         =============   =============   =============   =============

BASIC AND DILUTED LOSS PER SHARE
   From continuing operations            $      (0.02)   $      (0.02)   $      (0.08)   $      (0.06)
   From discontinued operations                     -               -               -           (0.03)
   From extraordinary item                          -               -               -               -
                                         -------------   -------------   -------------   -------------

     TOTAL BASIC AND DILUTED LOSS
       PER SHARE                         $      (0.02)   $      (0.02)   $      (0.08)   $      (0.09)
                                         =============   =============   =============   =============

BASIC AND DILUTED WEIGHTED-
   AVERAGE SHARES OUTSTANDING              43,920,476      41,380,026      42,342,802      41,310,176
                                         =============   =============   =============   =============

              The accompanying notes are an integral part of these financial statements.

                                                               SONICPORT, INC. AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

-----------------------------------------------------------------------------------------------

                                                                         2001           2000
                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss from continuing operations                            $(3,446,764)   $(2,382,054)
     Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
              Depreciation and amortization of property and
                  equipment                                             149,659        158,257
              Amortization of offering financial costs                  163,127              -
              Loss on disposal of property and equipment                      -          7,857
              Interest charges on convertible promissory notes        1,947,942              -
              Issuance of options for services rendered                       -         16,750
              Issuance of warrants for lock-up agreements                11,520              -
              Issuance of stock for services rendered                    66,800              -
              Issuance of stock for lock-up agreements                   18,874              -
              Liquidation damages on conversion of convertible
                  promissory notes                                            -         60,000
              Note payable issued for legal settlement                        -         52,500
              (Increase) decrease in
                  Accounts receivable                                    73,096       (237,142)
                  Prepaid expenses and other current assets              13,835         (4,015)
                  Other assets                                                -        (30,893)
              Increase (decrease) in
                  Accounts payable                                       77,670        263,299
                  Accrued expenses                                      (16,129)        71,830
                  Deferred revenue                                       77,700              -
                  Accrued interest                                        3,110        (30,041)
                                                                    ------------   ------------

Net cash used in continuing operating activities                       (859,560)    (2,053,652)
Net cash used in discontinued operations                               (167,415)    (2,196,181)
                                                                    ------------   ------------

Net cash used in operating activities                                (1,026,975)    (4,249,833)
                                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                 (17,102)       (63,723)
     Net advances from (repayments to) related parties                 (241,090)        91,211
                                                                    ------------   ------------

Net cash provided by (used in) investing activities                    (258,192)        27,488
                                                                    ------------   ------------

           The accompanying notes are an integral part of these financial statements.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

--------------------------------------------------------------------------------

                                                         2001           2000
                                                     ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Book overdraft                                  $         -    $    37,254
     Contributed capital - affiliate                           -        228,268
     Payments on capital lease obligations                (4,203)             -
     Proceeds from notes payable                          10,000              -
     Repayment of notes payable                          (90,080)      (365,042)
     Proceeds from note payable - related party                -        313,359
     Repayment of notes payable - related party         (263,789)      (110,859)
     Proceeds from convertible promissory notes          750,000         50,000
     Repayment of convertible promissory notes          (160,000)             -
     Proceeds from common stock                          304,654        916,796
     Proceeds from committed common stock                      -         50,000
     Stock issuance costs                                (68,149)       (70,911)
     Proceeds from preferred stock                             -      2,382,000
     Redemption of preferred stock                             -       (400,000)
     Rescission of preferred stock                       (10,000)             -
     Payment of dividends                               (264,698)             -
                                                     ------------   ------------

Net cash provided by financing activities                203,735      3,030,865
                                                     ------------   ------------

Net decrease in cash and cash equivalents             (1,081,432)    (1,191,480)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         1,159,230      1,212,306
                                                     ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $    77,798    $    20,826
                                                     ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                   $   109,804    $    15,630
                                                     ============   ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the six months ended September 30, 2001, the Company completed the following:

o certain founding shareholders of US Dataworks Inc. exchanged 1,528,000 shares of common stock for $220,000 in notes payable.

o recorded deferred financing costs of $891,248 related to the issuance of $750,000 of convertible promissory notes.

o issued 475,000 shares of common stock valued at $190,000, which were committed prior to March 31, 2001.

   The accompanying notes are an integral part of these financial statements.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

--------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED) During the six months ended September 30, 2000, the Company completed the following:

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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  SEPTEMBER 30, 2001 (UNAUDITED)

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

         Acquisition
         -----------
         Effective March 31, 2001 and with a closing date of April 2, 2001, Sonicport acquired 100%, or 3,571,429 shares, of the outstanding common stock of Dataworks (formerly known as Allstate Dataworks, Inc.) in exchange for 14,666,667 new shares of Sonicport's common stock and warrants to purchase 1,000,000 shares of Sonicport's common stock. The warrants have an exercise price of $0.73, vest immediately, and expire on April 2, 2006. In addition, certain shareholders of Sonicport transferred their ownership in 4,000,000 shares of Sonicport's common stock to the shareholders of Dataworks and committed to return 2,200,000 shares of Sonicport's common stock to Sonicport in exchange for promissory notes in the amount of $220,000. These shareholders had returned 1,528,000 shares at September 30, 2001. Of the Dataworks shares, 878,572 were acquired from officers of Dataworks who are also officers of Sonicport.


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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  SEPTEMBER 30, 2001 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Basis of Presentation
         ---------------------
         The unaudited, consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The unaudited, consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001. The results of operations for the six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002.

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

         Advertising Expense
         -------------------
         Advertising costs are charged to expense as incurred. For the six months ended September 30, 2001 and 2000, the Company recorded advertising expense of $11,600 and $882,071, respectively.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  SEPTEMBER 30, 2001 (UNAUDITED)

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

         The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                  For the
                                                              Six Months Ended
                                                               September 30,
                                                          ----------------------
                                                             2001        2000
                                                          ----------  ----------

         Options outstanding under the Company's stock
             option plans                                 2,960,000   1,278,250
         Options granted outside the Company's stock
             option plans                                 1,050,250   1,050,250
         Warrants issued in conjunction with convertible
             Series B preferred stock                       642,999           -
         Warrants issued in conjunction with private
             placements                                     687,358     509,333
         Warrants issued as a financing cost for notes
             payable and convertible notes payable        1,600,000      74,000
         Warrants issued in conjunction with lock-up
             agreement                                      369,789           -
         Warrants issued for services rendered              500,000           -
         Warrants issued as part of the acquisition of
             Dataworks                                    1,000,000           -
         Convertible Series A preferred stock               640,000     640,000
         Convertible Series B preferred stock               629,666     509,333

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  SEPTEMBER 30, 2001 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.


NOTE 3 - DISPOSAL OF OPERATIONS

         Effective July 31, 2001, management of the Company formally decided to start shutting down the operations of the Company's Internet service provider, SeeYouOnline. All assets of SeeYouOnline were retained by the Company, except for $69,694 of accounts receivable, net of an allowance for doubtful accounts of $92,223, $128,817 of prepaid expenses, $12,012 of due from related party, $197,324 of accounts payable, and $36,975 of deferred revenue. As a result, the operations of SeeYouOnline through September 30, 2001 are reported as discontinued operations. The results from discontinued operations included total revenues of $220,521 and net income from operations of $203,391 for the six months ended September 30, 2001. SeeYouOnline ceased providing Internet access services on August 15, 2001.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  SEPTEMBER 30, 2001 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 2001 consisted of the following:

             Furniture and fixtures                       $   89,636
             Telephone equipment                             121,064
             Computer equipment                              219,216
             Computer software                             1,040,000
             Leasehold improvements                            6,575
                                                          -----------

                                                           1,476,491
             Less accumulated depreciation
               and amortization                              427,293
                                                          -----------

                 TOTAL                                    $1,049,198
                                                          ===========

         Depreciation and amortization expense for the six months ended September 30, 2001 and 2000 was $149,659 and $158,257, respectively.


NOTE 5 - NOTES PAYABLE

         On July 1, 2000, the Company entered into a note payable agreement for $52,500. The note is for a 20-month term and bears interest at 10% per annum. Principal and interest are due monthly. As of September 30, 2001, the balance on the note payable was $18,674.

         During April 2001, the Company paid off notes payable in the amounts of $47,000 and $30,000.

         On September 6, 2001, the Company entered into a note payable agreement for $10,000. The note payable is for a one-year term and bears interest at 10% per annum. Interest is due monthly.


NOTE 6 - NOTES PAYABLE - RELATED PARTIES

         On April 2, 2001, the Company refinanced a note payable issued by Dataworks on July 12, 2000. The new note is for $1,315,000, which includes the previous note for $1,127,500, accrued interest for $136,000, and $51,500 of the amount due to related party as of March 31, 2001. The note is for a two-year term and bears interest at 10% per annum. Interest and principal payments are due monthly. As of September 30, 2001, the outstanding balance on the note payable was $1,062,211.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  SEPTEMBER 30, 2001 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 6 - NOTES PAYABLE - RELATED PARTIES (CONTINUED)

         On April 2, 2001, as part of the Share Agreement between Sonicport and Dataworks, two shareholders exchanged 2,200,000 shares of Sonicport's common stock for two-year promissory notes, bearing interest at 10% per annum, in the amount of $220,000. The principal amount of the notes and accrued interest are due when the Company has raised cumulative gross proceeds from debt and/or equity financing of $5,000,000. If $5,000,000 has not been raised by the second anniversary date of the notes, the principal and accrued interest will be forgiven.


NOTE 7 - CONVERTIBLE PROMISSORY NOTES

         On March 14, 2001, March 26, 2001, March 27, 2001, and May 15, 2001,
         the Company entered into Subscription Agreements for gross proceeds of $375,000, $1,000,000, $125,000, and $400,000, respectively. Each unit consisted of a convertible promissory note and a warrant to purchase one share of the Company's common stock for each dollar borrowed by the Company. The holder of the note has the option to convert the note at any time after 90 following the issuance date of the note.

         The Company has the option to redeem the notes at any time prior to the notes' maturity dates at 125% of the face value of the notes if the notes are redeemed within 90 days of the issuance dates of the notes or at 110% of the face value of the notes if the notes are redeemed more than 90 days from the issuance date of the notes. The notes are convertible at the lesser of 80% of the average closing price for the 20 trading days immediately preceding the conversion date or $0.40 per share. The notes earn interest at 10% per annum, and the remaining interest payments are due quarterly on November 15, 2001, February 15, 2002, and May 15, 2002. Principal and any unpaid interest are due on March 14, 2002, March 26, 2002, March 27, 2002, and May 15, 2002,
         respectively.

         In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the notes to the time at which the notes first become convertible. The Company recognized interest expense of $1,692,812 in the statement of operations for the six months ended September 30, 2001.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  SEPTEMBER 30, 2001 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 7 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         Each warrant entitles the holder to purchase one share of the Company's common stock at $1 per share, and it expires three years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $285,000 using the interest method and will be recognized as interest expense over the period until the notes mature or are converted. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the six months ended September 30, 2001, the Company recognized $135,000 in interest expense.


NOTE 8 - CONVERTIBLE PROMISSORY NOTES - RELATED PARTIES

         On March 14, 2001, the Company entered into a Subscription Agreement for one, 10% convertible promissory note in the amount of $375,000 with a third party who became a director of the Company on June 27, 2001. Each unit consisted of a convertible promissory note and a warrant to purchase one share of the Company's common stock for each dollar borrowed by the Company. The holder of the note has the option to convert the note at any time after 90 days following the issuance date of the note.

         The Company has the option to redeem the notes at any time prior to the notes' maturity date at 125% of the face value of the notes if the notes are redeemed within 90 days of the issuance date of the notes or at 110% of the face value of the notes if the notes are redeemed more than 90 days from the issuance date of the notes. The notes are convertible at the lesser of 80% of the average closing price for the 20 trading days immediately preceding the conversion date or $0.40 per share. The notes earn interest at 10% per annum, and the principal and any unpaid interest are due on March 14, 2002.

         In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the notes to the time at which the notes first become convertible. The Company recognized interest expense of $195,313 in the statement of operations for the six months ended September 30, 2001.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  SEPTEMBER 30, 2001 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 8 - CONVERTIBLE PROMISSORY NOTES - RELATED PARTIES (CONTINUED)

         Each warrant entitles the holder to purchase one share of the Company's common stock at $1 per share, and it expires three years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $56,250 using the interest method and will be recognized as interest expense over the period until the notes mature or are converted. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the six months ended September 30, 2001, the Company recognized $28,125 in interest expense.


NOTE 9 - SHAREHOLDERS' DEFICIT

         Convertible Series B Preferred Stock
         ------------------------------------
         In May 2001, an investor in the Company's Convertible Series B Preferred Stock rescinded its acquisition and returned 13,333 shares to the Company in exchange for its investment of $10,000.

         Payment of Dividends
         --------------------
         During the six months ended September 30, 2001, the Company declared and paid dividends of $264,698 on the Company's convertible Series A and B preferred stock.

         Issuance of Committed Shares
         ----------------------------
         During the six months ended September 30, 2001, the Company issued 475,000 shares of common stock valued at $190,000 that had been committed at March 31, 2001.

         Stock for Lock-Up Agreements
         ----------------------------
         During the six months ended September 30, 2001, the Company issued 197,666 shares of common stock to certain purchasers of the Company's common stock. The shares were valued at $18,875 and were issued as consideration for the purchasers to enter into lock-up agreements for the sale of their shares of common stock.

         Stock Options
         -------------
         During the six months ended September 30, 2001, the Company granted 1,425,000 stock options to certain employees and non-employees at exercise prices between $0.54 and $1.25.

         Sale of Common Stock
         --------------------
         During the six months ended September 30, 2001, the Company issued 286,853 shares of common stock for proceeds of $104,654.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  SEPTEMBER 30, 2001 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 9 - SHAREHOLDERS' DEFICIT (CONTINUED)

         Sale of Common Stock (Continued)
         --------------------
         In August 2001, the Company issued 200,000 units in a private placement for gross proceeds of $200,000. Each unit consisted of four shares of the Company's common stock and a warrant to purchase one share of the Company's common stock. The warrant has an exercise price of $0.70 per share, vests immediately upon issuance and expires three years from the date of issuance. The Company allocates the proceeds received from equity with detachable warrants using the relative fair value of the individual elements at the time of issuance. Of the $200,000 received, $55,072 has been allocated to the issuance of the warrants.

         Warrants for Lock-Up Agreements
         -------------------------------
         During June 2001, the Company issued 60,000 warrants to certain purchasers of the Company's common stock as consideration for the purchasers to enter into lock-up agreements for the sale of their shares of common stock. The warrants have an exercise price of $1, vest immediately, and expire three years from the date of issuance. The warrants were valued at $11,520 using the Black-Scholes option pricing model and were recognized as financing costs in the statement of operations for the six months ended September 30, 2001.


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

         Summarized financial information concerning the Company's reportable segments for the six months ended September 30, 2001 is as follows:

                                                         ASP           Licensing       Consolidated
                                                  ----------------- ---------------- -----------------
             Identifiable assets                  $        253,479  $     1,408,203  $      1,661,682
             Sales to unaffiliated customers      $         12,095  $       714,175  $        726,270
             Net loss                             $     (3,032,608) $      (210,765) $     (3,243,373)

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

Overview of the Company's Business

SonicPort, Inc. ("Sonicport" or the "Company") is a financial services application service provider specializing in integrating transaction processing software, supported by broadband hosting, technical expertise and customer service. Additional value-added services include customer software development and strategic marketing and planning. Effective April 2, 2001, the Company acquired US Dataworks, Inc. ("Dataworks"). Dataworks is a leading developer of transaction processing software serving the banking and Automated Clearing House
(ACH) processing industries. Dataworks develops, markets and supports transaction-processing software for Windows NT computer systems. Dataworks enables organizations to transition from traditional paper-based payment and billing processes to electronic solutions. Dataworks is able to generate primary revenue from the licensing and collecting of transaction fees from its core products; Remoteworks, Remitworks, MICRworks, and Returnworks. Dataworks' systems are designed to integrate with solutions and service offerings of other financial software service companies and financial institutions in order to minimize the expense of adding features or customization. Dataworks also has a strategic alliance with CheckFree Corporation (NASDAQ:CKFR)("Checkfree") to license Dataworks' software for its banking customers and Thomson Financial Publishing, a unit of Thomson Corporation (TSE:TOC) ("Thomson") to incorporate Thomson's EPICWare database into Dataworks' products.

In August 2001, Dataworks and Checkfree renewed their business alliance to provide an end-to-end solution for converting checks to ACH transactions. Under the agreement, Checkfree will provide marketing and strategic support for all Dataworks products. Dataworks will continue system development and provide integration services and daily product support. As the leader in ACH processing software, Checkfree will fully leverage the capabilities of the Dataworks software while providing banks of all sizes a cost-effective alternative with a high-capacity level. This relationship with Checkfree will provide Dataworks an entry point for the entire product line into a very dynamic market that will benefit from this new expanded teaming of the combined resources of the two companies.

With the combination of the high quality systems of Checkfree and the innovative Dataworks solutions, a compelling case is made for large corporations to process their check conversions in-house rather than use outside service providers. The benefits of the combined systems includes seamless compatibility, automated in-house processing, industry-leading return item decisioning based on corporate parameters and item history, a flexible resubmit calendar with timing determined by the originator, automated return fee generation that reduces collection time, and monthly analysis reports to assist the originator in improving return processing compared with other corporations.

The systems incorporate Thomson's EPICWare database and the recently announced "1FOR1" database co-developed with Thomson. These databases significantly reduce the number of returns experienced in the conversion process.

Sonicport has secured contracts with over twenty clients for the use of Remoteworks, the Company's innovative Internet-based check processing software. The contracts are composed of monthly recurring subscription payments based on the number of transactions posted. Under the new contracts, Sonicport will make Remoteworks available via the Internet, giving a broad spectrum of business clients access to the entire Dataworks-branded check truncation suite.

Results of Operations

The Company recognized revenues of $676,633 for the three months ended September 30, 2001 as compared with $320,907 for the three months ended September 30, 2000. Revenues for the six months ended September 30, 2001 were $1,185,587 as compared with $368,407 for the six months ended September 30, 2000. The increase in revenue was due to the following:

* The Company's Application Service Provider ("ASP") became operational in April 2001, bringing in revenues of $236,235 for the quarter ending September 30, 2001, and revenues of $471,412 for the six months ended September 30, 2001.
* Licensing and maintenance revenues to unrelated third parties increased for the three months ended September 30, 2001 from $320,907 in 2000 to $440,398 in 2001, and increased by $345,768 for the six months ended September 30, 2001, from $368,407 in 2000 to $714,175 in 2001 due to further expansion of the customer base within Dataworks.

Total operating expenses for the three months ended September 30, 2001 were $1,175,302 as compared with $953,097 for the three months ended September 30, 2000. This is an increase of $222,205 due principally to the ramping up of the Application Service Provider, which required the hiring of employees and the related office costs, the new costs for marketing and advertising for the ASP, an increase in costs for investor/public relations, and the related costs of securing lock-up agreements with current investors. While the costs for the current quarter have increased, the total operating expenses for the six months ended September 30 have decreased by $337,132, from $2,735,769 in 2000 to $2,398,637 in 2001.

Other expenses, including interest expense and financing costs, were increased during the second quarter ending September 2001, to $250,955 for the three months ended September 30, 2001 compared to $12,370 for the three months ended September 30, 2000. These expenses also increased for the six months ending September 30, 2001, from $14,895 to $2,232,914. This is attributable to the financing costs related to the issuance of the notes payable and related 90-day convertible features of the promissory notes issued from March 2001 through May 2001.

The ISP business had income from operations of $140,336 for the three months ended September 30, 2001 compared to a loss of $348,616 for the three month period ended September 30, 2000. This discontinued operation recognized income of $203,391 for the six months ended September 30, 2001 as compared with a loss of $1,352,558 for the six months ended September 30, 2000. In April 2000 the Company began operations of its Internet service provider. Revenues remained low and costs continued to increase. The Company discontinued operations of this service in August 2001. The cessation of this division will increase profit margins and the overall operating performance of the Company.

Net loss for the quarter ended September 30, 2001 decreased by $383,285 from a net loss of $992,973 in September 2000 to a net loss of $609,688 for the same period in 2001. For the six months ended September 30, 2001, the net loss has decreased by $449,572 from $3,692,945 in 2000, to $3,243,373 in 2001. The decrease is primarily due to significantly higher sales from the operation of the ASP and the increased revenues due to the increasing client base of Dataworks and the decrease in overhead costs including moving to a new location, the consolidation of the workforce, and the discontinuance of the ISP operations.

Liquidity and Capital Resources

As of September 30, 2001, the Company had $77,798 in cash and cash equivalents.

The Company's working deficit at September 30, 2001 was $3,317,667 as compared with $227,537 at September 30, 2000, an increase in the working deficit of $3,090,130 during the 12-month period.

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

Shares Eligible for Future Sale

As of September 30, 2001, there were approximately 46,208,329 shares of Common Stock outstanding, of which at least 36,133,221 are restricted securities ("Restricted Securities") under the Securities Act, a majority of which are held by affiliates of the Company. These Restricted Securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If such holders sell in the public market, such sales could have a material adverse effect on the market price of the Company's Common Stock. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company, who has beneficially owned restricted shares of Common Stock for at least one year is entitled to sell, in certain brokerage transactions, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or if the Common Stock is quoted on AMEX or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale. A person who presently is not and who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the volume limitations described above.

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

                                                   SONICPORT, INC.

                                             By:   /s/  Richard Shapiro
                                                   ------------------------
                                                   Chief Financial Officer
November 19, 2001