Form 10QSB
period 2001-12-31
SONICPORT INC
filed 2002-02-19
CIK 1049505

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                                   FORM 10-QSB

             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2001

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

                         5301 Hollister Road, Suite 250
                              Houston, Texas 77040
          (Address of principal executive offices, including zip code)

                                  (713)934-3856
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock, par value $0.0001 per share

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Number of shares of common stock outstanding as of December 31, 2001:
46,686,164

                                                SONICPORT, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                   DECEMBER 31, 2001 (UNAUDITED)
================================================================================


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                          $ 27,123
     Accounts receivable                                                 294,379
     Prepaid expenses and other current assets                            36,437
                                                                        --------

         Total current assets                                            357,939

PROPERTY AND EQUIPMENT, net                                              251,554
OTHER ASSETS                                                              33,894
                                                                        --------

                      TOTAL ASSETS                                      $643,387
                                                                        ========



   The accompanying notes are an integral part of these financial statements.

                                                         SONICPORT, INC. AND SUBSIDIARIES
                                                               CONSOLIDATED BALANCE SHEET
                                                            DECEMBER 31, 2001 (UNAUDITED)
=========================================================================================

                           LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
     Notes payable, net of unamortized discount of $8,110                   $    242,706
     Notes payable - related parties                                             160,000
     Current portion of capital lease obligations                                 11,146
     Convertible promissory notes, net of unamortized discount of $78,750      1,821,250
     Convertible promissory notes - related parties, net of unamortized
         discount of $14,063                                                     610,937
     Deferred revenue                                                             60,188
     Accounts payable                                                            448,303
     Accrued expenses                                                            169,626
     Interest payable, including $12,433 to related parties                       28,570
     Due to related party                                                         71,154
     Net liabilities of discontinued operations                                1,174,665
                                                                            -------------

              Total current liabilities                                        4,798,545

CAPITAL LEASE OBLIGATIONS, net of current portion                                 16,892
                                                                            -------------

                  Total liabilities                                            4,815,437
                                                                            -------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
     Convertible Series A preferred stock, $0.0001 par value
         10,000,000 shares authorized
         640,000 shares issued and outstanding
         $2.50 liquidation preference, dividends of $73,067 in arrears                64
     Convertible Series B preferred stock, $0.0001 par value
         700,000 shares authorized
         629,666 shares issued and outstanding
         $0.75 liquidation preference, dividends of $47,925 in arrears                63
     Common stock, $0.0001 par value
         100,000,000 shares authorized
         46,686,164 shares issued and outstanding                                  4,821
     Subscription receivable                                                     (50,000)
     Common stock committed, 1,084,641 shares                                  1,084,641
     Additional paid-in capital                                               19,122,163
     Accumulated deficit                                                     (24,113,802)
     Treasury stock, at cost, 1,528,000 shares                                  (220,000)
                                                                            -------------

              Total shareholders' deficit                                     (4,172,050)
                                                                            -------------

                      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT           $    643,387
                                                                            =============


   The accompanying notes are an integral part of these financial statements.



                                                                 SONICPORT, INC. AND SUBSIDIARIES
                                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)
=================================================================================================

                                                  For the                       For the
                                             Three Months Ended            Nine Months Ended
                                                December 31,                  December 31,
                                        ---------------------------   ---------------------------
                                            2001           2000           2001           2000
                                        ------------   ------------   ------------   ------------
REVENUES
   Software licensing revenues          $   393,754    $   325,312    $   943,454    $   693,719
   Software maintenance revenues                 --          2,550        164,475          2,550
                                        ------------   ------------   ------------   ------------

       Total revenues                       393,754        327,862      1,107,929        696,269
                                        ------------   ------------   ------------   ------------

OPERATING EXPENSES
   General and administrative               718,863        794,887      2,501,208      3,373,248
                                        ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS                       (325,109)      (467,025)    (1,393,279)    (2,676,979)
                                        ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE)
   Financing costs                          (69,574)            --       (124,874)            --
   Interest expense                        (229,806)       (26,739)    (2,373,184)       (44,336)
   Interest expense - related parties       (10,515)            --        (47,721)            --
   Interest income                              638             --          3,608         10,559
   Loss on disposal of assets                    --        (66,528)            --        (74,385)
                                        ------------   ------------   ------------   ------------

     Total other income (expense)          (309,257)       (93,267)    (2,542,171)      (108,162)
                                        ------------   ------------   ------------   ------------

LOSS FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR (BENEFIT
   FROM) INCOME TAXES, DISCONTINUED
   OPERATIONS, AND EXTRAORDINARY
   ITEM                                    (634,366)      (560,292)    (3,935,450)    (2,785,141)

PROVISION FOR (BENEFIT FROM)
   INCOME TAXES                                 816             --          1,616           (203)
                                        ------------   ------------   ------------   ------------


            The accompanying notes are an integral part of these financial statements.


                                                                       SONICPORT, INC. AND SUBSIDIARIES
                                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)
=======================================================================================================

                                                     For the                       For the
                                                Three Months Ended             Nine Months Ended
                                                   December 31,                   December 31,
                                         -----------------------------   -----------------------------
                                             2001            2000            2001            2000
                                         -------------   -------------   -------------   -------------
LOSS FROM CONTINUING OPERATIONS
   BEFORE DISCONTINUED OPERATIONS
   AND EXTRAORDINARY ITEM                $   (635,182)   $   (560,292)   $ (3,937,066)   $ (2,784,938)

DISCONTINUED OPERATIONS
   Income (loss) from operations of
     discontinued subsidiary, net of
     provision for income taxes of $0        (177,437)       (260,058)       (118,926)     (1,612,616)
   Loss on disposal of discontinued
     subsidiary, net of taxes of $0          (961,849)             --        (961,849)             --
                                         -------------   -------------   -------------   -------------

LOSS BEFORE EXTRAORDINARY ITEM             (1,774,468)       (820,350)     (5,017,841)     (4,397,554)

EXTRAORDINARY ITEM
   Income from forgiveness of interest
     payable                                       --              --              --          41,667
                                         -------------   -------------   -------------   -------------

NET LOSS                                 $ (1,774,468)   $   (820,350)   $ (5,017,841)   $ (4,355,887)
                                         =============   =============   =============   =============

BASIC AND DILUTED LOSS PER SHARE
   From continuing operations            $      (0.02)   $      (0.01)   $      (0.09)   $      (0.07)
   From discontinued operations                 (0.02)          (0.01)          (0.03)          (0.03)
   From extraordinary item                         --              --              --            0.00
                                         -------------   -------------   -------------   -------------

     TOTAL BASIC AND DILUTED LOSS
       PER SHARE                         $      (0.04)   $      (0.02)   $      (0.12)   $      (0.10)
                                         =============   =============   =============   =============

BASIC AND DILUTED WEIGHTED-
   AVERAGE SHARES OUTSTANDING              45,920,437      43,249,561      43,539,700      42,024,895
                                         =============   =============   =============   =============

               The accompanying notes are an integral part of these financial statements.



                                                                SONICPORT, INC. AND SUBSIDIARIES
                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)
================================================================================================

                                                                        2001           2000
                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss from continuing operations                            $(3,937,066)   $(2,784,938)
     Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
              Depreciation and amortization of property and
                  equipment                                             224,879        154,821
              Amortization of offering financial costs                  250,238             --
              Loss on disposal of property and equipment                     --          7,857
              Interest charges on convertible promissory notes        1,947,942             --
              Issuance of options for services rendered                      --         16,750
              Issuance of warrants for lock-up agreements                11,520             --
              Issuance of stock for services rendered                   257,898             --
              Issuance of stock for lock-up agreements                  224,905             --
              Liquidation damages on conversion of convertible
                  promissory notes                                           --         59,998
              Note payable issued for legal settlement                       --         52,500
              Extraordinary item                                             --         41,667
              (Increase) decrease in
                  Accounts receivable                                   (49,475)      (308,674)
                  Prepaid expenses and other current assets              82,682        (74,028)
                  Other assets                                          (23,845)            --
              Increase (decrease) in
                  Deferred revenue                                       60,188             --
                  Accounts payable                                      104,653        623,439
                  Accrued expenses                                       55,437         11,975
                  Accrued interest                                       10,869        (21,588)
                                                                    ------------   ------------

Net cash used in continuing operating activities                       (779,175)    (2,220,221)
Net cash used in discontinued operating activities                     (840,439)    (2,108,573)
                                                                    ------------   ------------

Net cash used in operating activities                                (1,619,614)    (4,328,794)
                                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                 (17,102)       (63,723)
     Net advances from (repayments to) related parties                   14,586             --
                                                                    ------------   ------------

Net cash provided by (used in) investing activities                      (2,516)       (63,723)
                                                                    ------------   ------------


           The accompanying notes are an integral part of these financial statements.


                                                                 SONICPORT, INC. AND SUBSIDIARIES
                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)
=================================================================================================
                                                                      2001              2000
                                                                  ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Book overdraft                                               $        --       $     1,547
     Contributed capital - affiliate                                       --           228,268
     Payments on capital lease obligations                             (6,915)               --
     Proceeds from notes payable                                      249,000            70,557
     Repayment of notes payable                                       (90,080)         (365,042)
     Proceeds from note payable - related party                        50,000           310,859
     Repayment of notes payable - related party                      (263,789)         (110,859)
     Proceeds from convertible promissory notes                       750,000           150,000
     Repayment of convertible promissory notes                       (160,000)               --
     Proceeds from common stock                                       304,654           866,796
     Proceeds from committed common stock                                  --            50,000
     Stock issuance costs                                             (68,149)         (104,195)
     Proceeds from preferred stock                                         --         2,482,250
     Redemption of preferred stock                                         --          (400,000)
     Rescission of preferred stock                                    (10,000)               --
     Payment of dividends                                            (264,698)               --
                                                                  ------------      ------------

Net cash provided by financing activities                             424,725         3,180,181
                                                                  ------------      ------------

Net decrease in cash and cash equivalents                          (1,132,107)       (1,212,236)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      1,159,230         1,212,305
                                                                  ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    27,123       $        69
                                                                  ============      ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                $   111,439       $    15,630
                                                                  ============      ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES During the nine months ended December 31, 2001, the Company completed the following:

o certain founding shareholders of Sonicport Inc. exchanged 1,528,000 shares of common stock for $220,000 in notes payable.

o recorded deferred financing costs of $891,248 related to the issuance of $750,000 of convertible promissory notes.

o issued 475,000 shares of common stock valued at $190,000, which were committed prior to March 31, 2001.

   The accompanying notes are an integral part of these financial statements.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)
================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED) During the nine months ended December 31, 2000, the Company completed the following:

o wrote off $99,025 of leasehold improvements and recognized a loss on their disposal of $74,385.

o note holders converted $500,000 of convertible promissory notes and related finance charges totaling $60,000 into 224,000 shares of common stock.

o issued 2,012,157 shares common stock valued at $4,946,112, which were committed prior to March 31, 2000.

o issued 1,460,000 shares of common stock as prepayment for services to be rendered valued at $109,500.














   The accompanying notes are an integral part of these financial statements.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   DECEMBER 31, 2001 (UNAUDITED)
================================================================================


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

         Acquisition
         -----------
         Effective March 31, 2001 and with a closing date of April 2, 2001, Sonicport acquired 100%, or 3,571,429 shares, of the outstanding common stock of Dataworks (formerly known as Allstate Dataworks, Inc.) in exchange for 14,666,667 new shares of Sonicport's common stock and warrants to purchase 1,000,000 shares of Sonicport's common stock. The warrants have an exercise price of $0.73, vest immediately, and expire on April 2, 2006. In addition, certain shareholders of Sonicport transferred their ownership in 4,000,000 shares of Sonicport's common stock to the shareholders of Dataworks and committed to return 2,200,000 shares of Sonicport's common stock to Sonicport in exchange for promissory notes in the amount of $220,000. These shareholders had returned 1,528,000 shares at December 31, 2001. Of the Dataworks shares, 878,572 were acquired from officers of Dataworks who are also officers of Sonicport.


NOTE 2 - GOING CONCERN MATTERS

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company incurred a net loss from continuing operations of $3,935,450 during the nine months ended December 31, 2001, it had negative cash flows from continuing operations of $779,175 during the nine months ended December 31, 2001, and it had a shareholders' deficit of $4,172,050 as of December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   DECEMBER 31, 2001 (UNAUDITED)
================================================================================


NOTE 2 - GOING CONCERN MATTERS (CONTINUED)

         Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. The Company's attainment of profitable operations is dependent upon its obtaining adequate debt and equity financing and achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         Management plans to raise additional equity capital, continue to develop its products, and look for merger or acquisition candidates.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of Sonicport, Inc. and its wholly owned subsidiaries, Sonicport.com, Inc. (the California corporation), and US Dataworks, Inc. (a Delaware corporation) (collectively, the "Company"). All intercompany accounts and transactions have been eliminated.

         Basis of Presentation
         ---------------------
         The unaudited, consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The unaudited, consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001. The results of operations for the nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   DECEMBER 31, 2001 (UNAUDITED)
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         In December 1999, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," was issued. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including software revenue recognition. The Company adopted SAB No. 101 in the fourth quarter of the year ended March 31, 2001. Management does not expect the adoption of SAB No. 101 will have a material effect on the Company's financial position or results of operations.

         Advertising Expense
         -------------------
         Advertising costs are charged to expense as incurred. For the nine months ended December 31, 2001 and 2000, the Company recorded advertising expense of $12,715 and $938,931, respectively.

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

         --------------
         The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                                  For the Nine Months Ended
                                                                                             December 31,
                                                                                -----------------------------------
                                                                                      2001               2000
                                                                                ---------------    ----------------
                  Options outstanding under the Company's stock
                      option plans                                                    3,020,000           3,500,846
                  Options granted outside the Company's stock
                      option plans                                                    1,050,250           1,557,402
                  Warrants issued in conjunction with convertible
                      Series B preferred stock                                          642,999             642,999
                  Warrants issued in conjunction with private
                      placements                                                        687,358             287,358
                  Warrants issued as a financing cost for notes
                      payable and convertible notes payable                           1,605,500              74,000
                  Warrants issued in conjunction with lock-up
                      agreement                                                         369,789                   -
                  Warrants issued for services rendered                               1,310,000                   -
                  Warrants issued as part of the acquisition of
                      Dataworks                                                       1,000,000                   -
                  Convertible Series A preferred stock                                  640,000             153,600
                  Convertible Series B preferred stock                                  629,666             642,999


NOTE 3 - DISPOSAL OF OPERATIONS

         Effective July 31, 2001, management of the Company formally decided to start shutting down the operations of the Company's Internet service provider, SeeYouOnline. All assets and liabilities of SeeYouOnline were retained by the Company. SeeYouOnline ceased providing Internet access services on August 15, 2001.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   DECEMBER 31, 2001 (UNAUDITED)
================================================================================


NOTE 3 - DISPOSAL OF OPERATIONS (CONTINUED)

         Effective December 31, 2001, management of the Company formally decided to start shutting down the operations of the Company's application service provider ("ASP") division. On February 14, 2002, the Company entered into an agreement ("Settlement Agreement") to settle all outstanding matters and terminate any existing business between the Company and certain affiliates of the Company. As part of the Settlement Agreement, effective February 14, 2002, the following is to occur: the Company is to transfer to an affiliate all rights in ASP technology software which has a net book value of $723,378; 664,000 warrants issued on March 31, 2001, with an exercise price of $0.73, issued to the controlling shareholders of the affiliates, are cancelled; the affiliates forgive $154,606 of payables due from the Company and the Company forgives $300,519 receivables due from the affiliates; notes payable in the amounts of $50,000 and $46,000, entered into in November 2001, between the Company and the controlling shareholders of the affiliates, respectively, remain payable and are to be paid off from proceeds from pending finance arrangements; and $1,024,400 balance on the note payable due to an affiliate, issued to Dataworks on July 12, 2000, and refinanced on April 2, 2001, remains payable and is to be paid off from pending financial arrangements.

         As a result, the loss on the disposal of the ASP division is recorded as a loss on disposal of discontinued division and the operations of both SeeYouOnline and the ASP division through December 31, 2001 are reported as loss from operations of discontinued division. The results from discontinued operations for the ASP division included total revenues of $697,875 and net loss from operations of $303,628 for the nine months ended December 31, 2001. The results from discontinued operations for SeeYouOnline included total revenues of $176,471 and net income from operations of $184,702 for the nine months ended December 31, 2001.


NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2001 consisted of the following:

                  Furniture and fixtures                           $     89,636
                  Telephone equipment                                   121,064
                  Computer equipment                                    219,216
                  Leasehold improvements                                  6,657
                                                                   ------------
                                                                        436,573
                  Less accumulated depreciation and amortization       (185,019)
                                                                   -------------

                      TOTAL                                        $    251,554
                                                                   ============

         Depreciation and amortization expense for the nine months ended December 31, 2001 and 2000 was $ 249,000 and $218,155, respectively.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   DECEMBER 31, 2001 (UNAUDITED)
================================================================================


NOTE 5 - NOTES PAYABLE

         On July 1, 2000, the Company entered into a note payable agreement for $52,500. The note is for a 20-month term and bears interest at 10% per annum. Principal and interest are due monthly. As of December 31, 2001, the balance on the note payable was $11,816.

         During April 2001, the Company paid off notes payable in the amounts of $47,000 and $30,000.

         On September 6, 2001, the Company entered into a note payable agreement for $10,000. The note payable is for a one-year term and bears interest at 10% per annum. Interest is due monthly.

         On October 30, 2001, November 20, 2001, December 7, 2001 and December 12, 2001, the Company entered into Subscription Agreements to issue units in exchange for gross proceeds of $50,000, $10,000, $10,000 and $10,000, respectively. The $50,000 unit consisted of a promissory note, a warrant to purchase 2,500 shares of the Company's common stock and 18,750 shares of the Company's common stock. Each $10,000 unit consisted of a promissory note, a warrant to purchase 1,000 shares of the Company's common stock and 7,500 shares of the Company's common stock. The $50,000 promissory note is for a 6 month term and the $10,000 promissory notes are for a term of one year. All the notes bear interest 12% per annum and are unsecured.

         Each warrant entitles the holder to purchase one share of the Company's common stock at $0.20 per share and expires three years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants and shares of common stock as a debt discount was calculated at $9,907 and will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the nine months ended December 31, 2001, the Company recognized $1,797 in interest expense related to the accretion of debt discount.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   DECEMBER 31, 2001 (UNAUDITED)
================================================================================


NOTE 6 - NOTES PAYABLE - RELATED PARTIES

         On April 2, 2001, the Company refinanced a note payable issued by Dataworks on July 12, 2000. The new note is for $1,315,000, which includes the previous note for $1,127,500, accrued interest for $136,000, and $51,500 of the amount due to a related party as of March 31, 2001. The note is for a two-year term and bears interest at 10% per annum. Interest and principal payments are due monthly. As of December 31, 2001, the outstanding balance on the note payable was $1,024,400.

         On April 2, 2001, as part of the Share Agreement between Sonicport and Dataworks, two shareholders committed to return 2,200,000 shares of Sonicport's common stock for two-year promissory notes, bearing interest at 10% per annum, in the amount of $220,000. The principal amount of the notes and accrued interest are due when the Company has raised cumulative gross proceeds from debt and/or equity financing of $5,000,000. If $5,000,000 has not been raised by the second anniversary date of the notes, the principal and accrued interest will be forgiven.

         On November 1 and November 28, 2001, the Company entered into note agreements with two shareholders for $50,000 and $46,000, respectively. The interest and principal of the note payables are due on demand and bear interest at 5% per annum.

         On December 13, 2001, the Company entered into a note agreement for $50,000 with an Officer of the Company. The interest and principal of the note payable is due on demand and bears interest at 5% per annum.

NOTE 7 - CONVERTIBLE PROMISSORY NOTES

         On March 14, 2001, March 26, 2001, March 27, 2001, and May 15, 2001,
         the Company entered into Subscription Agreements for gross proceeds of $375,000, $1,000,000, $125,000, and $400,000, respectively. Each unit consisted of a convertible promissory note and a warrant to purchase one share of the Company's common stock for each dollar borrowed by the Company. The holder of the notes has the option to convert the notes at any time after 90 days following the issuance date of the notes.

         The Company has the option to redeem the notes at any time prior to the notes' maturity dates at 125% of the face value of the notes if the notes are redeemed within 90 days of the issuance dates of the notes or at 110% of the face value of the notes if the notes are redeemed more than 90 days from the issuance date of the notes. The notes are convertible at the lesser of 80% of the average closing price for the 20 trading days immediately preceding the conversion date or $0.40 per share. The notes earn interest at 10% per annum, and the remaining interest payments are due quarterly on March 1, 2002, and May 15, 2002, Principal and any unpaid interest are due on March 14, 2002, March 26, 2002, March 27, 2002, and May 15, 2002, respectively.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   DECEMBER 31, 2001 (UNAUDITED)
================================================================================


NOTE 7 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the notes to the time at which the notes first become convertible. The Company recognized interest expense of $1,692,812 in the statement of operations for the nine months ended December 31, 2001.

         Each warrant entitles the holder to purchase one share of the Company's common stock at $1 per share, and they expire three years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $285,000 using the interest method and will be recognized as interest expense over the period until the notes mature or are converted. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the nine months ended December 31, 2001, the Company recognized $206,250 in interest expense related to the accretion of debt discount.

NOTE 8 - CONVERTIBLE PROMISSORY NOTES - RELATED PARTIES

         On March 14, 2001, the Company entered into a Subscription Agreement for proceeds of $375,000 with a third party who became a director of the Company on June 27, 2001. Each unit consisted of a convertible promissory note and a warrant to purchase one share of the Company's common stock for each dollar borrowed by the Company. The holder of the note has the option to convert the note at any time after 90 days following the issuance date of the note.

         The Company has the option to redeem the note at any time prior to the note's maturity date at 125% of the face value of the note if the note is redeemed within 90 days of the issuance date of the note or at 110% of the face value of the note if the note is redeemed more than 90 days from the issuance date of the note. The note is convertible at the lesser of 80% of the average closing price for the 20 trading days immediately preceding the conversion date or $0.40 per share. The note earns interest at 10% per annum, and the principal and any unpaid interest are due on March 14, 2002.

         In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the note is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the note to the time at which the note first becomes convertible. The Company recognized interest expense of $195,313 in the statement of operations for the nine months ended December 31, 2001.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   DECEMBER 31, 2001 (UNAUDITED)
================================================================================


NOTE 8 - CONVERTIBLE PROMISSORY NOTES - RELATED PARTIES (CONTINUED)

         Each warrant entitles the holder to purchase one share of the Company's common stock at $1 per share, and it expires three years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $56,250 using the interest method and will be recognized as interest expense over the period until the notes mature or are converted. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the nine months ended December 31, 2001, the Company recognized $42,187 in interest expense related to accretion of the debt discount.

NOTE 9 - SHAREHOLDERS' DEFICIT

         Convertible Series B Preferred Stock
         ------------------------------------
         In May 2001, an investor in the Company's Convertible Series B Preferred Stock rescinded its acquisition and returned 13,333 shares to the Company in exchange for its investment of $10,000.

         Payment of Dividends
         --------------------
         During the nine months ended December 31, 2001, the Company declared and paid dividends of $264,698 on the Company's convertible Series A and B preferred stock.

         Issuance of Committed Shares
         ----------------------------
         During the nine months ended December 31, 2001, the Company issued 475,000 shares of common stock valued at $190,000 that had been committed at March 31, 2001.

         Stock for Lock-Up Agreements
         ----------------------------
         During the nine months ended December 31, 2001, the Company issued 805,496 shares of common stock to certain purchasers of the Company's common stock. The shares were valued at $224,609 and were issued as consideration for the purchasers to enter into lock-up agreements for the sale of their shares of common stock.

         Stock for Services
         ------------------
         During the nine months ended December 31, 2001, the Company issued 2,314,255 shares of common stock for proceeds of $196,889.

         Sale of Common Stock
         --------------------
         During April and June 2001, the Company issued 286,853 shares of common stock for proceeds of $104,654.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   DECEMBER 31, 2001 (UNAUDITED)
================================================================================


NOTE 9 - SHAREHOLDERS' DEFICIT (CONTINUED)

         Sale of Common Stock (Continued)
         --------------------
         In August 2001, the Company issued 200,000 units in a private placement for gross proceeds of $200,000. Each unit consisted of four shares of the Company's common stock and a warrant to purchase one share of the Company's common stock. The warrant has an exercise price of $0.70 per share, vests immediately upon issuance, and expires three years from the date of issuance. The Company allocates the proceeds received from equity with detachable warrants using the relative fair value of the individual elements at the time of issuance. Of the $200,000 received, $55,072 has been allocated to the issuance of the warrants.

         Stock Options
         -------------
         During the nine months ended December 31, 2001, the Company granted 1,485,000 stock options to certain employees and non-employees at exercise prices between $0.24 and $1.25.

         Warrants for Lock-Up Agreements
         -------------------------------
         During June 2001, the Company issued 60,000 warrants to certain purchasers of the Company's common stock as consideration for the purchasers to enter into lock-up agreements for the sale of their shares of common stock. The warrants have an exercise price of $1, vest immediately, and expire three years from the date of issuance. The warrants were valued at $11,520 using the Black-Scholes option pricing model and were recognized as financing costs in the statement of operations for the nine months ended December 31, 2001.

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

Overview of the Company's Business

SonicPort, Inc. ("Sonicport" or the "Company") is a financial services software developer specializing in integrating transaction processing software. Additional value-added services include customer software development and strategic marketing and planning. Effective April 2, 2001, the Company acquired US Dataworks, Inc. ("Dataworks"). Dataworks is a leading developer of transaction processing software serving the banking and Automated Clearing House
(ACH) processing industries. Dataworks develops, markets and supports transaction-processing software for Windows NT computer systems. Dataworks enables organizations to transition from traditional paper-based payment and billing processes to electronic solutions. Dataworks is able to generate primary revenue from the licensing and collecting of transaction fees from its core products; Remoteworks, Remitworks, MICRworks, and Returnworks. Dataworks' systems are designed to integrate with solutions and service offerings of other financial software service companies and financial institutions in order to minimize the expense of adding features or customization. Dataworks also has a strategic alliance with CheckFree Corporation (NASDAQ:CKFR)("CheckFree") to license Dataworks' software for its banking customers and Thomson Financial Publishing, a unit of Thomson Corporation (TSE:TOC) ("Thomson") to incorporate Thomson's EPICWare database into Dataworks' products.

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

In April 2001, with the acquisition of Dataworks, the Company gained access to application service provider technology software which expanded the opportunities of the Company. Employees were hired, space was leased, and marketing was undertaken. The market for this division was in the area of small businesses, but due to unforeseen events in the economy and the world, this became a very limited and conservative market. After a concerted effort over the last nine months, the Company decided that effective December 31, 2001, the ASP division would be shut down to reduce the high costs involved with the operation. The Company intends to solely focus on the development and licensing of the transaction processing software at the current time and hopes to continue expanding the current client base.

The cessation of this ASP division involved the Company entering into an agreement to settle all outstanding matters and terminate any business between the Company and any of its affiliates on December 31, 2001. All rights to the ASP technology software have been transferred to the affiliates through the Settlement Agreement, as well as the reconciliation of the receivables and payables between the Company and the affiliates as of December 31, 2001. Pending future financial arrangements, the remaining note payable will be paid off.

Results of Operations

The Company recognized revenues of $393,754 for the three months ended December 31, 2001 as compared with $327,862 for the three months ended December 31, 2000. Revenues for the nine months ended December 31, 2001 were $1,107,929 as compared with $696,296 for the nine months ended December 31, 2000. The increase in revenue was due to the expansion of the customer base within Dataworks resulting in an increase in the licensing and maintenance revenues.

Total operating expenses for the three months ended December 31, 2001 were $718,863 as compared with $794,887 for the three months ended December 31, 2000. Total operating expenses for the nine months ended December 31 decreased by $872,040 from $3,373,248 in 2000 to $2,501,208 in 2001. Effective December 31,
2001, the Company will discontinue its ASP business. With both the cessation of the ISP and ASP divisions during this year, the Company will now be able to focus primarily on increasing the client base of Dataworks with new licensing agreements and further development of the software. Without these two divisions in the future, management expects to see an increase in profit margins and an increase in the overall operating performance of the Company.

Other expenses, including interest expense and financing costs increased to $309,257 for the three months ended December 31, 2001 compared to $93,267 for the three months ended December 31, 2000. These expenses also increased for the nine months ended December 31, 2001, from $108,162 to $2,542,171. This is attributable to the financing costs related to the issuance of the notes payable and related 90-day convertible features of the promissory notes issued from March 2001 through May 2001.

Net loss from continuing operations for the quarter ended December 31, 2001 increased by $74,890 from a net loss of $560,292 in December 2000 to a net loss of $635,182 for the same period in 2001. For the nine months ended December 31, 2001, the net loss has increased by $1,150,309 from $2,785,141 in 2000, to $3,935,450 in 2001.

Liquidity and Capital Resources

As of December 31, 2001, the Company had $27,123 in cash and cash equivalents.

During the third quarter ending December 31, 2001, the Company raised $80,000 through the issuance of Subscription Agreements. Each note holder was issued shares of stock as well as warrants to purchase shares at a later date. The interest on these notes is paid monthly.

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

No Assurance of Profitability

The Company believes that the planned growth and profitability will depend in large part on its ability to promote its brand name and gain and expand clients for whom the Company would provide licensing agreements. Accordingly, the Company intends to invest heavily in marketing and promotion, development of its clients, development of its marketing technology and operating infrastructure development.

Dependence on Key Personnel

The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel. In December 2001, the Company hired a new Chief Executive Officer, Charles Ramey. Mr. Ramey has served on the Board of the Company since July, 2001. Prior to joining the Company, Mr. Ramey was most recently president and founding partner of PaymentNet, Inc. which was acquired last year by VeriSign Inc. It is hoped that Mr. Ramey's experience in this field will help to transform the Company into an industry leader of transaction-processing software. The Company's performance also depends on the Company's ability to retain and motivate its other officers and key employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, integrate or retain sufficiently qualified personnel. The failure to retain and attract the necessary personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Legal Liability to Sonicport Clients

Many of the Company's engagements involve the development and implementation of software that are important to the Company's future clients' businesses. The Company's failure or inability to meet a client's expectations in the performance of services could injure the Company's business reputation or result in a claim for substantial damages against the Company regardless of its responsibility for such failure. In addition, the services the Company will provide for its clients may include confidential or proprietary client information. Although the Company has implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim against the Company for substantial damages. The Company's contractual provisions attempting to limit such damages may not be enforceable in all instances or may otherwise fail to protect the Company from liability for damages.

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

Control by Principal Stockholders, Executive Officers and Directors

The Company's executive officers and directors (and their affiliates), in the aggregate, own more than 51% of the Company's outstanding Common Stock. As a result, such persons, acting together, have the ability to control all matters submitted to stockholders of the Company for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) and to control the management and affairs of the Company. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of the Company's Common Stock.

Shares Eligible for Future Sale

As of December 31, 2001, there were approximately 46,686,164 shares of Common Stock outstanding, of which at least 37,100,000 are restricted securities ("Restricted Securities") under the Securities Act, a majority of which are held by affiliates of the Company. These Restricted Securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If such holders sell in the public market, such sales could have a material adverse effect on the market price of the Company's Common Stock. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company, who has beneficially owned restricted shares of Common Stock for at least one year is entitled to sell, in certain brokerage transactions, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or if the Common Stock is quoted on AMEX or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale. A person who presently is not and who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the volume limitations described above.

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

                                                   SONICPORT, INC.

                                                   By: /s/ Richard Shapiro
                                                   ------------------------
February 19, 2002                                  Chief Financial Officer