Form 10KSB
period 2002-03-31
US DATAWORKS INC
filed 2002-07-01
CIK 1049505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549
                                   ----------

                                   FORM 10-KSB

                                   ----------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period             to

                         Commission file number: 0-23365

                               US DATAWORKS, INC.
                        Formerly known as Sonicport, Inc.
                 (Name of small business issuer in its charter)

           NEVADA                                       84-1290152
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)

            5301 HOLLISTER ROAD, SUITE 250                   77040
                    HOUSTON, TEXAS                         (Zip Code)
       (Address of principal executive offices)

                    Issuer's telephone number: (713) 934-3855

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $0.0001 per share

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    Issuer's revenue for fiscal year ended March 31, 2002: $1,048,954.

    The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the price of such common equity as of May 31, 2002 as reported on the American Stock Exchange is $6,534,208. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

    Number of shares of Common Stock outstanding as of May 31, 2002: 56,266,784.


                                        US DATAWORKS, INC.

                                         TABLE OF CONTENTS

                                         2002 FORM 10-KSB

                                                                                             Page
                                                                                             ----
PART I.........................................................................................1
         Item 1.     Description of Business...................................................1
         Item 2.     Description of Property...................................................3
         Item 3.     Legal Proceedings.........................................................4
         Item 4.     Submission of Matters to a Vote of Security
                     Holders...................................................................4

PART II........................................................................................5
         Item 5.     Market for Common Equity and Related Stockholder Matters..................5
         Item 6.     Management's Discussion and Analysis and Results of
                     Operations................................................................9
         Item 7.     Financial Statements....................................................F-1
         Item 8.     Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure......................................14

PART III......................................................................................15
         Item 9.     Directors, Executive Officers, Promoters and Control
                     Persons;   Compliance with Section 16(a) of the Exchange
                     Act......................................................................15
         Item 10.    Executive Compensation...................................................17
         Item 11.    Security Ownership of Certain Beneficial Owners and
                     Management and Related Stockholder Matters...............................20
         Item 12.    Certain Relationships and Related Transactions...........................22
         Item 13.    Exhibits and Reports on Form 8-K.........................................23



                                     PART I

     When used in this Report, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the features, benefits, performance and utility of our current and future products and services, customer concentration, our efforts to develop and maintain strategic relationships, our ability to compete, growth of competition, competitive factors, our employee relations, statements regarding our critical accounting policies, adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth and profitability, investments in marketing and promotion, our need for future financing, our dependence on personnel and our ability to respond to rapid technological change. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to development of new products and services and their use by our potential customers, our ability to work with our strategic partners, our ability to retain and obtain customers, our ability to protect our proprietary rights, our ability to successfully gain market share, our dependence on a small number of customers, our ability to obtain future financing, and the risks set forth below under Item 6, "Management's Discussion and Analysis or Results of Operations - Factors that May Affect Our Results." These forward-looking statements speak only as of the date hereof. US Dataworks expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     All references to "US Dataworks," "we," "us" or "our" means US Dataworks, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

     MICRworks, Returnworks, Remitworks and Remoteworks are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     US Dataworks is a developer of electronic check processing software, serving several of the top 25 banking institutions, top 10 credit card issuers, and the United States Government. We generate revenue from the licensing, system integration and maintenance of our core products: MICRworks, Returnworks, Remitworks and Remoteworks for the financial services industry. The software developed by us is designed to enable organizations to transition from traditional paper-based payment and billing processes to electronic solutions. US Dataworks' products include check processing, point-of-purchase transactions and turnkey Automated Clearing House, or ACH, payments. Our products are designed to provide organizations with an in-house solution that will complement such organizations' existing technologies and systems. We also offer comprehensive solutions to support the outsourcing requirements of traditional and Internet-based organizations, in particular, financial service-related vendors. US Dataworks' strategy is to identify, design and develop products that fill specific niches in the financial transaction processing industry.

BACKGROUND

     US Dataworks was incorporated as JLQ, Inc. in December 1994, in the state of Colorado and we changed our name to New World Publishing in October 1997. In May 1999, we acquired Communications Television, Inc., a California corporation, and changed our business to an Internet marketing and technology infrastructure company specializing in supporting cost effective business-to-business and business-to-consumer revenue based marketing initiatives. We changed our name to Sonicport.com, Inc. in October 1999 and in February 2000, changed our state of incorporation from Colorado to Nevada. In February 2001, we changed our name to Sonicport, Inc.

     We acquired US Dataworks, Inc., a Delaware corporation, in April 2001. Following the acquisition, we focused our business on developing electronic check processing software. In March 2002, we changed our name to US Dataworks, Inc.

PRODUCTS

     MICRWORKS. US Dataworks' MICRworks is a stand-alone Windows-based system that is fully integrated with Thomson Financial Publishing's EPICWare database to process remote captured and Internet-initiated ACH payments. Additionally, it facilitates the Magnetic Ink Character Recognition, or MICR, conversion and authentication process within Remitworks and Returnworks with a high degree of accuracy. MICRworks provides organizations with an in-house solution to accurately convert paper checks to electronic ACH payments and is fully automated to streamline orders submitted over the Internet, reducing administrative returns.

     We believe there has been an increasing demand for organizations to offer their customers the ability to initiate ACH payments over the Internet. ACH transaction costs are processed on a per item basis, not as a percentage of the transaction amount as are credit card transactions. To respond to this demand, National Automated Clearing House Association, or NACHA, introduced changes to its operating rules governing Internet payments to permit Internet-initiated payments to be made over the ACH network. By doing so, organizations can offer their customers a low-cost, secure, Internet payment option.

     RETURNWORKS. Our Returnworks software is integrated into an organization's existing system and can be adapted to meet the particular needs of an organization to create standard ACH payments. Returnworks is also designed to eliminate manual processing on return items. The system can be used by multiple organizations and at multiple locations. Each organization or location can define processing parameters and options to meet their unique requirements, including rules relating to returned payments and resubmission instructions.

     Returnworks is designed to expedite the capture and conversion of returned paper checks into ACH payments. For clients that have paper return items, the paper check can be scanned into Returnworks for resubmission as an ACH payment. Returnworks can store and retrieve images of all converted checks for fast and easy research. This image is also used in the capture process as the source for why a payment was returned by the financial institution.

     REMITWORKS. Our Remitworks software utilizes much of the technology that is incorporated into Returnworks. It is designed to convert paper check payments into ACH payments enabling organizations to process higher volumes of transactions.

     REMOTEWORKS. Our remote check conversion solution is designed to automate the conversion of paper checks to ACH payments whether an organization collects payments centrally at a lockbox or remotely through agents, satellite offices, sales representatives or a combination of methods. Remoteworks offers a cost-effective in-house turnkey solution that captures the MICR data and images from the paper checks at the point of presentment allowing organizations to capitalize on this new electronic payment method. We believe this can accelerate the receipt of payments, increase revenue, reduce the cost of collections, allow our clients to better track their revenue stream and more efficiently maintain control of check processing by using an in-house solution rather than relying on a third party processor. Summary reports are also generated through Remoteworks so that paper checks that have been converted to ACH payments can be reconciled against what was electronically captured to ensure that no undocumented paper checks passed through. We can customize the implementation process to meet specific requirements and processing schedules, which we believe can help companies find different revenue streams.


CUSTOMERS

     US Dataworks' customers include five of the top 25 banking institutions, four of the top 10 credit card issuers, and two United States Government agencies. For fiscal 2002, the Federal Reserve Bank and American Express Company accounted for 40% and 10% of our net revenue, respectively. In addition, our strategic relationship with Checkfree Corporation, or Checkfree, accounted for 40% of our net revenue in fiscal 2002. For fiscal 2001, Checkfree and Providian Financial Corporation accounted for 71% and 27% of our revenue, respectively. As we begin to sell our web-based offering, Remoteworks, we believe we will be less dependent on sales to large clients.


STRATEGIC BUSINESS RELATIONSHIPS

     US Dataworks has key strategic alliances with Checkfree to license our software for Checkfree's banking customers and with Thomson Financial Publishing, a unit of Thomson Corporation, to incorporate their EPICWare database into our products. We plan to pursue additional strategic alliances to help increase market share.

COMPETITION

     Our competitors include E-Funds, e-payment.com, Equifax, First America Payment Processing, National Cash Management Systems and Telecheck . The services offered by these competitors include electronic billing and payment, electronic funds transfer, payment solutions, reconciliation, checks by phone and recurring billing, as well as value-added services such as strategy consulting, marketing and technology infrastructure. The majority of these offerings are on an out-sourced basis, while our products offer an in-house solution.

     We believe that the primary competitive factors determining success in the financial services software market include:

     o    reputation for reliability and service;

     o    breadth and quality of services;

     o    technological innovation and understanding client needs;

     o    creative design and systems engineering expertise;

     o    easy-to-use software;

     o    effective customer support;

     o    pricing; and

     o    geographic coverage.

We believe we compete favorably with respect to these factors.

     The market for financial services software is relatively new, highly competitive, rapidly evolving and subject to rapid technological change. There has been an increasing number of entrants who have introduced or developed products and services similar to those offered by US Dataworks. As the market grows, we expect competition to increase. Increased competition may result in price reductions and reduced margins.

     We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, we may fail to gain market share, lose existing market share and our business and financial condition could suffer.


PATENTS AND TRADEMARKS

     US Dataworks has applied for patents on ChecKey and Returnworks. We have also applied for trademarks on the names of our premier products and services, including MICRworks, Returnworks, Remitworks and Remoteworks. All applications are still pending.


GOVERNMENT REGULATION

     As a processor of ACH payments, we must comply with federal laws governing the processing of electronic transactions. We are in compliance with all federal laws and work closely with NACHA to ensure our systems remain both compliant with the laws and regulations, as well as NACHA guidelines.


EMPLOYEES

     As of May 31, 2002, we have 13 employees, all of which are full-time employees. We are not a party to any collective bargaining agreement with our employees. We believe our employee relations to be good.


ITEM 2.  DESCRIPTION OF PROPERTY

     Our principal executive offices, currently consisting of 3,148 square feet of office space, are located at 5301 Hollister Road, Suite 250, Houston, Texas 77040, which is leased through May 2007. We intend to expand this space to 6,695 square feet. We also lease approximately 1,000 square feet of office space at 21621 Nordhoff Street, Chatsworth, California 91311 on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time we may be involved in litigation relating to claims arising in the ordinary course of business. As of the date of this Report, there are no material legal proceedings pending against US Dataworks or, to the best of our knowledge, threatened against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 26, 2002, we asked our shareholders to approve the following proposal by written consent:

     (a) Approval to change our name from Sonicport, Inc. to "US Dataworks, Inc.";

                       For                Against        Abstain
                       ---                -------        -------
                   28,098,210              1,000          5,200

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the American Stock Exchange under the symbol "UDW." Our common stock traded on the American Stock Exchange under the symbol "SPO" from April 18, 2000 to March 29, 2002. Prior to April 18, 2000, our common stock had been listed on the Bulletin Board under the symbol "SONI" beginning on October 18, 1999. Our previous symbol was "ISPS" upon the acquisition of Communications Television, Inc. on May 21, 1999. Prior to this acquisition, our common stock traded under the symbol "NWPB". The following table indicates the high and low sale prices as reported by the American Stock Exchange.

                                                             HIGH        LOW
                                                             ----        ---
     FISCAL 2002
         First Quarter.................................  $   1.12    $   0.37
         Second Quarter................................      0.60        0.06
         Third Quarter.................................      0.40        0.14
         Fourth Quarter................................      0.61        0.16
     FISCAL 2001
         First Quarter.................................  $   4.75    $   1.13
         Second Quarter................................      1.88        0.63
         Third Quarter.................................      1.06        0.50
         Fourth Quarter................................      1.19        0.35

     As of May 31, 2002, there were approximately 376 record holders of our common stock.


DIVIDEND POLICY

     US Dataworks has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business.


RECENT SALES OF UNREGISTERED SECURITIES

     On April 11, 2000, we converted the unpaid principal of certain promissory notes and liquidated damages into 224,000 shares of our common stock. We also agreed that if the closing price of our common stock was less than $4.00 per share on the date on which these note holders sold their shares of our common stock, we would issue additional shares of our common stock equal to the number of shares sold by the note holder divided by the sale price. During fiscal 2002, we issued 3,725,895 shares of our common stock to these note holders pursuant to certain subscription agreements. On January 15, 2002, we terminated these subscription agreements.

     During fiscal 2001 and 2002, we issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered, including the execution of certain lock up agreements. The following table summarizes these transactions.

                                                                                                       Terms of
              Date              Type of Security    Value of Services($)     Amount Issued(#)         Conversion
     -------------------        ----------------    --------------------     ----------------      ----------------
     July 30, 2000                Common Stock              1,000                  2,000                  --
     July 31, 2000                Common Stock              8,225                 79,061                  --
     October 3, 2000              Common Stock             75,000              1,000,000                  --
     October 30, 2000             Common Stock             23,250                310,000                  --
     November 16, 2000            Common Stock             11,250                150,000                  --
     April 27, 2001                 Warrant                 1,920                 10,000            $1.00 per share


                                                                                                       Terms of
              Date              Type of Security    Value of Services($)     Amount Issued(#)         Conversion
     -------------------        ----------------    --------------------     ----------------      ----------------
     April 27, 2001                 Warrant                 9,600                 50,000            $1.00 per share
     April 30, 2001               Common Stock             32,000                400,000                  --
     April 30, 2001                 Warrant                 4,500                150,000            $1.00 per share
     April 30, 2001                 Warrant                 7,500                250,000            $1.00 per share
     June 30, 2001                Common Stock             33,786                 72,736                  --
     July 31, 2001                Common Stock             41,126                 79,061                  --
     August 20, 2001              Common Stock             12,000                250,000                  --
     August 31, 2001              Common Stock             13,629                 30,500                  --
     September 14, 2001           Common Stock             30,000                300,000                  --
     September 21, 2001             Warrant                40,000                800,000            $0.15 per share
     September 30, 2001           Common Stock              5,468                 14,389                  --
     October 3, 2001                Warrant                 1,000                 10,000            $0.30 per share
     October 4, 2001              Common Stock            144,240                601,000                  --
     October 4, 2001              Common Stock             28,000                180,000                  --
     November 16, 2001            Common Stock             25,000                150,000                  --
     December 6, 2001             Common Stock              2,188                  6,250                  --
     December 18, 2001            Common Stock             36,686                538,857                  --
     December 20, 2001            Common Stock                168                    580                  --
     February 6, 2002             Common Stock              8,250                 25,000                  --
     March 25, 2002               Common Stock              7,250                 25,000                  --
     March 26, 2002                 Warrant                11,000                100,000            $0.41 per share


     We issued shares of our common stock, warrants to purchase shares of our common stock and issued shares of our common stock upon exercise of warrants and conversion of promissory notes at various times between April 2, 2001 and March 26, 2002. The following table summarizes these transactions.

                                                                                                     Terms of
              Date              Price($)        Title of Security         Amount Sold(#)       Conversion/Exercise
     ------------------       ------------      -----------------         --------------       -------------------
     April 2, 2001                --                 Warrant                  123,000            $0.73 per share
     April 2, 2001                --                 Warrant                  123,000            $0.73 per share
     April 2, 2001                --                 Warrant                   68,000            $0.73 per share
     April 2, 2001                --                 Warrant                   22,000            $0.73 per share
     June 4, 2001               100,000            Common Stock               250,000                   --
     February 21, 2002            3,000            Common Stock                10,000                   --


     In addition, at various times between May 15, 2001 and June 5, 2002, we issued units through private placements, each consisting of a promissory note, shares of our common stock, a warrant to purchase shares of our common stock, or a combination thereof. The following table summarizes these transactions.

                                                                                                     Terms of
              Date            Unit Price($)        Title of Security         Amount Sold       Conversion/Exercise
     ---------------------    -------------        -----------------         -----------       -------------------
     April 25, 2002               225,000           Promissory Note          $225,000                  (1)
                                                        Warrant               225,000            $1.00 per share(2)
     April 25, 2002               125,000           Promissory Note          $125,000                  (1)
                                                        Warrant               125,000            $1.00 per share(2)
     May 15, 2001                 400,000           Promissory Note          $400,000                  (1)
                                                        Warrant               400,000            $1.00 per share(2)
     August 3, 2001               100,000            Common Stock            $400,000                   --
                                                        Warrant               200,000            $0.70 per share
     August 6, 2001               100,000            Common Stock            $400,000                   --
                                                        Warrant               200,000            $0.20 per share

                                                                                                     Terms of
              Date            Unit Price($)        Title of Security         Amount Sold       Conversion/Exercise
     ---------------------    -------------        -----------------         -----------       -------------------
     September 10, 2001            10,000           Promissory Note           $10,000                   --
                                                     Common Stock               1,000                   --
                                                        Warrant                 1,000            $0.50 per share
     October 30, 2001              50,000           Promissory Note           $50,000                   --
                                                     Common Stock              18,750                   --
                                                        Warrant                 2,500            $0.20 per share
     November 20, 2001             10,000           Promissory Note           $10,000                   --
                                                     Common Stock               7,500                   --
                                                        Warrant                 1,000            $0.20 per share
     December 7, 2001              10,000           Promissory Note           $10,000                   --
                                                     Common Stock               7,500                   --
                                                        Warrant                 1,000            $0.20 per share
     December 12, 2001             10,000           Promissory Note           $10,000                   --
                                                     Common Stock               7,500                   --
                                                        Warrant                 1,000            $0.20 per share
     January 9, 2002               10,000           Promissory Note           $10,000                   --
                                                     Common Stock               7,500                   --
                                                        Warrant                 1,000            $0.20 per share
     January 17, 2002              10,000           Promissory Note           $10,000                   --
                                                     Common Stock               7,500                   --
                                                        Warrant                 1,000            $0.20 per share
     January 21, 2002             165,000           Promissory Note          $165,000            $0.24 per share
                                                        Warrant               462,000            $0.24 per share
     January 24, 2002              10,000           Promissory Note           $10,000                   --
                                                     Common Stock               7,500                   --
                                                        Warrant                 1,000            $0.20 per share
     January 28, 2002              15,000           Promissory Note           $15,000                   --
                                                     Common Stock              11,250                   --
                                                        Warrant                 1,500            $0.20 per share
     March 1, 2002                 10,000           Promissory Note           $10,000                   --
                                                        Warrant                 1,000            $0.40 per share
     April 3, 2002                 10,000           Promissory Note           $10,000                   --
                                                        Warrant                 1,000            $0.40 per share
     April 4, 2002                 10,000           Promissory Note           $10,000                   --
                                                        Warrant                 1,000            $0.40 per share
     April 5, 2002                 10,000           Promissory Note           $10,000                   --
                                                        Warrant                 1,000            $0.40 per share
     May 7, 2002                   10,000           Promissory Note           $10,000                  (3)
                                                        Warrant                 5,000            $0.20 per share
     May 8, 2002                  120,000           Promissory Note          $120,000                  (3)
                                                        Warrant                90,000            $0.22 per share
     May 8, 2002                   20,000           Promissory Note           $20,000                  (3)
                                                        Warrant                15,000            $0.22 per share
     May 24, 2002                  10,000           Promissory Note           $10,000                  (3)
                                                        Warrant                 5,000            $0.21 per share
     May 24, 2002                  25,000           Promissory Note           $25,000                  (3)
                                                        Warrant                12,500            $0.21 per share
     June 4, 2002                  25,000           Promissory Note           $25,000                  (3)
                                                        Warrant                26,500            $0.19 per share


                                                                                                     Terms of
              Date            Unit Price($)        Title of Security         Amount Sold       Conversion/Exercise
     ---------------------    -------------        -----------------         -----------       -------------------
     June 5, 2002                  10,000           Promissory Note           $10,000                  (3)
                                                        Warrant                 5,000            $0.19 per share
----------------


(1) The conversion price is equal to the lesser of $0.40 per share or 80% of the closing bid price of our common stock during the 20 trading days immediately prior to the conversion date.
(2) Pursuant to a letter agreement, the exercise price was changed to $0.50 per share.
(3) The conversion price is equal 80% of the closing bid price of our common stock during the 20 trading days immediately prior to the conversion date, however the conversion price cannot be less than $0.20, $0.13, $0.15, $0.15 or $0.15 for the promissory notes issued on May 7, 2002, May 8, 2002, May 24, 2002, June 4, 2002 and June 5, 2002,
         respectively.

     On January 15, 2002, we issued 627,200 and 3,081,838 additional shares of our common stock to two accredited investors pursuant to certain antidilution provisions in these investors respective purchase agreements.

     On March 27, 2002, we entered into a letter agreement with Brad Friedel, Barry Venison, John Barnes and Darren Ridge. Pursuant to this agreement, each of Messrs. Friedel, Venison, Barnes and Ridge converted 50% of the principal amount of their respective promissory notes and accrued but unpaid interest into shares of our common stock and extended the maturity date on these promissory notes to March 15, 2003. As a result, Messrs. Friedel, Venison, Barnes and Ridge received 733,568 shares, 978,091 shares, 782,473 shares and 978,091 shares, respectively. In addition, we agreed to reduce the exercise price of each of their warrants from $1.00 per share to $0.50 per share and extended the termination date of these warrants to December 31, 2006. We issued additional warrants to Messrs. Friedel, Venison, Barnes and Ridge to purchase 37,500 shares, 50,000 shares, 40,000 shares and 50,000 shares of our common stock, respectively, all of which terminate on December 31, 2006. We also agreed to use the proceeds from future equity financings to pay the outstanding principal amount on Messrs. Friedel, Venison, Barnes and Ridge promissory notes, which after conversion equals $887,500.

     On March 29, 2002, we sold one unit for $300,000 to an accredited investor, of which $150,000 was paid at closing and $150,000 will be paid when we effect a registration statement in accordance with the term of the registration rights agreement entered into in connection with the transaction. This unit consisted of a convertible debenture in the principal sum of $300,000 and a warrant to purchase shares of our common stock. The investor also received certain registration rights pursuant to a registration rights agreement. The debenture earns interest at 9 3/4% per annum, and the principal and any unpaid interest is due on March 29, 2004 and may be converted at any time into shares of our common stock. The conversion price of the debenture is the lesser of $0.25 per share or 76% of the lowest sale price of our common stock during the 30 trading days prior to the conversion date. The warrant is exercisable concurrently with or subsequently to the conversion of the debenture for the number of shares of common stock equal to ten times the number of shares of common stock issued upon conversion of the debenture and expires on March 29, 2005. If the warrant is exercised prior to or within six months of US Dataworks redeeming the debenture, the exercise price will be the lesser of $0.25 per share or 76% of the lowest sale price of our common stock during the 30 trading days prior to the exercise date. If the warrant is exercised six months after we redeem the debenture and the closing price our common stock on the date of exercise is less than the closing price on the date of redemption, the exercise price will be the lesser of $0.25 per share or 76% of the lowest sale price of our common stock during the 30 trading days prior to the exercise date or the redemption date, whichever is less. However, if the closing price on the date of exercise is higher than the closing price on the date of redemption, the exercise price will be the lesser of $0.25 per share or 76% of the lowest sale price of our common stock during the 30 trading days prior to the redemption date. Pursuant to a personal guaranty, Charles E. Ramey guarantees our performance and payment under the securities purchase agreement, debenture, warrant and registration rights agreement.

     The issuances disclosed in this Item 5 were made to accredited investors and were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Report.

     When used in this Report, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to statements regarding our critical accounting policies, adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth and profitability, investments in marketing and promotion, our need for future financing, our dependence on personnel and our ability to respond to rapid technological change. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks set forth below under "Factors that May Affect Our Results." These forward-looking statements speak only as of the date hereof. US Dataworks expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe that of the significant accounting policies used in the preparation of our consolidated financial statements (see Note 5 to the Consolidated Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

     REVENUE RECOGNITION

     We license our software products under non-exclusive, non-transferable license agreements. For license agreements that require significant production, modification or customization, we do not recognize revenue until we have completed the work under the agreement. For those license agreements that do not require significant production, modification or customization, we recognize revenue when the license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable and collectibility is probable. If the license agreement includes a separate fee for maintenance services, we recognize revenue ratably over the term of the agreement.

     CONCENTRATIONS OF CREDIT RISK

     We extend credit to our customers and perform ongoing credit evaluations of our customers. We do not obtain collateral from our customers to secure our accounts receivables. We evaluate our accounts receivable on a regular basis for collectibility and provide for an allowance for potential credit losses as deemed necessary.


RESULTS OF OPERATIONS

     The results of operations reflected in this discussion include the operations of US Dataworks for the past two years. The acquisition agreement between US Dataworks and US Dataworks, Inc., a Delaware corporation, was signed on March 31, 2001, with an effective date of April 2, 2001. Balance sheet information, as well as revenue and expenses, are affected by this consolidation and it is important to understand this when viewing the overall results.

     REVENUE

     Revenue increased by $287,352 or 37.7% from $761,602 for fiscal 2001 to $1,048,954 for fiscal 2002. The increase in revenue was primarily attributable to an increase in the number of license agreements we entered into in fiscal 2002. The increase in license agreements led to increased installations, generating more revenue from custom programming and maintenance contracts related to these licenses.

     OPERATING EXPENSES

     Total operating expenses decreased by $294,580 or 8.5% from $3,443,121 for fiscal 2001 to $3,148,541 for fiscal 2002. The decrease was primarily attributable to reductions in marketing expenses, salary expenses and administrative costs.

     OTHER EXPENSES

     Other expenses, including interest expense and financing costs, increased during fiscal 2002 primarily due to the issuance of promissory notes and warrants. Interest expense increased by $2,180,267 or 616% from $353,858 for fiscal 2001 to $2,534,125 for fiscal 2002. During fiscal 2002, we incurred financing costs of $2,362,844 as compared to $207,381 in fiscal 2001. These increases were primarily attributable to issuances of shares of common stock pursuant to antidilution provisions in certain purchase agreements and pursuant to certain lock up agreements and interest charges on our convertible promissory notes in the form of fixed conversion features, warrants to purchase shares of our common stock and shares of common stock .

     DISCONTINUED OPERATIONS

     During fiscal 2002, we recognized a loss of $1,419,875 on discontinued operations of our internet service provider, or ISP, and application services provider, or ASP, divisions, as compared to a loss of $4,618,924 in fiscal 2001. In April 2001, we completed the acquisition of US Dataworks, Inc., a developer of electronic check processing software. In August 2001, we ceased operations in our ISP division due to the increased competition in the ISP market and the resulting negative effect on our cash flow. In February 2002, we sold our ASP technology software and ceased operations in our ASP division in order to focus on our core business of software development.

     NET LOSS

     Net loss increased by $481,768 or 6.0% from $7,935,649 for fiscal 2001, to a net loss of $8,417,417 for fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $1,025,214 to $134,016 in fiscal 2002 from $1,159,230 in fiscal 2001. This decrease was primarily due to an increase in interest changes on our convertible promissory notes and financing costs and a decrease in proceeds from our financing activities. Cash used for operating activities was $2,273,286 in fiscal 2002, of which $883,424 was used in discontinued operating activities, compared to $4,948,322 in fiscal 2001, of which $3,881,746 was used in discontinued operating activities. Net loss from operations reduced cash by $6,997,542.

     Cash used for investment activities for fiscal 2002 consisted of the purchase of property and equipment and repayments to our affiliates totaling $35,136. Cash used for investment activities for fiscal 2001 consisted of the purchase of property totaling $61,962, which was offset by advances made by our affiliates totaling $176,265.

     Financing activities provided cash of $1,283,208 in fiscal 2002 and included the issuance of $541,000 in promissory notes, $1,065,000 in convertible promissory notes and $300,000 proceeds from the sales of our common stock. Subsequent to March 31, 2002, we received an aggregate of $30,000 pursuant to three promissory notes and $220,000 pursuant to eight convertible promissory notes.

     Financing activities provided cash of $4,780,944 in fiscal 2001 and included the issuance of $158,754 in promissory notes, $1,685,000 in convertible promissory notes, $806,778 from the sales of our common stock and $2,482,250 from the sale of our preferred stock.

     We recognize the need for the infusion of cash during fiscal 2003 and are actively pursuing various financing options. However, there can be no assurance that we will be able to raise additional funds on favorable terms or at all.

     In addition, we may wish to pursue possible acquisitions of, or investments in businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden our product offerings and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment. We are not currently contemplating or in negotiations for any specific acquisition or investment.

     We believe we currently have adequate cash to fund anticipated cash needs for at least the next 6 months. An adverse business or legal development may also require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. If necessary, we may be required to consider curtailing our operations significantly or to seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets. In the event we raise additional equity financings, these financings may result in dilution to existing shareholders.

     Our contractual obligations, which are described elsewhere in our financial statements have been summarized in the table below:

                                                                                Payments Due In
                                        Balance as of      ------------------------------------------------------------------
   Contractual Obligations              March 31, 2002     2003       2004       2005        2006        2007      After 2007
   -----------------------              --------------     ----       ----       ----        ----        ----      ----------
   Operating lease..................       624,918        130,053    115,469    117,168    119,958     121,906        20,364

   Operating lease..................        30,998        16,812     14,186       --          --          --           --



                       FACTORS THAT MAY AFFECT OUR RESULTS


WE HAVE A GENERAL HISTORY OF LOSSES AND CANNOT ASSURE YOU THAT WE WILL OPERATE PROFITABLY IN THE FUTURE.

     We have incurred losses for the last two fiscal years and expect that our net losses and negative cash flow will continue for the foreseeable future. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements, included elsewhere in this Report for the years ended March 31, 2002 and 2001, to the effect that our loss from operations for the year ended March 31, 2002, and the accumulated deficit at March 31, 2002 raise substantial doubt about our ability to continue as a going concern. We have incurred significant losses in the last two years. As of March 31, 2002, our accumulated deficit was $27,512,002. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain and expand clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing and promotion, development of our client base and development of our marketing technology and operating infrastructure.


WE WILL NEED TO RAISE ADDITIONAL CAPITAL IN THE NEXT 6 MONTHS.

     We believe we currently have adequate cash to fund anticipated cash needs for at least the next 6 months. We will need to raise additional capital and are actively pursuing various financing options. However, we may not be able to raise additional funds on favorable terms or at all. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it will have a material adverse effect on our financial condition and our ability to continue to operate our business. If we raise capital through additional equity financings, these financings may result in dilution to existing shareholders.


OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS CAUSED BY MANY FACTORS WHICH COULD RESULT IN US DATAWORKS' FAILURE TO ACHIEVE ITS REVENUE OR PROFITABILITY EXPECTATIONS.

     Our operating results can vary significantly depending upon a number factors, many of which are outside our control. Factors that may affect our quarterly operating results include:

     o market acceptance of and changes in demand for our products and services;

     o    gain or loss of clients or strategic relationships;

     o announcement or introduction of new software, services and products by us or by our competitors;

     o    our ability to build brand recognition;

     o    timing of sales to customers;

     o    price competition;

     o our ability to upgrade and develop systems and infrastructure to accommodate growth;

     o our ability to attract and integrate new personnel in a timely and effective manner;

     o our ability to introduce and market products and services in accordance with market demand;

     o    changes in governmental regulation;

     o reduction in or delay of capital spending by our clients due to the effects of terrorism, war and political instability; and

     o general economic conditions, including economic conditions specific to the financial services industry.

     In addition, each quarter we derive a significant portion of our revenue from agreements signed at the end of the quarter. Our operating results could suffer if the timing of these agreements is delayed. Depending on the type of agreements we enter into, we may not be able to recognize revenue under these agreement in the quarter in which they are signed. Some of all of these factors could negatively affect demand for our products and services, and our future operating results.

     Most of our operating expenses are relatively fixed in the short-term. We may be unable to rapidly adjust spending to compensate for any unexpected sales shortfall, which could harm our quarterly operating results. Because of the emerging nature of the markets in which we compete, we do not have the ability to predict future operating results with any certainty. Because of the above factors, you should not rely on period-to-period comparisons of results of operation as an indication of future performances.


BECAUSE A SMALL NUMBER OF CUSTOMERS HAS HISTORICALLY ACCOUNTED FOR AND MAY IN FUTURE PERIODS ACCOUNT FOR SUBSTANTIAL PORTIONS OF OUR REVENUE, OUR REVENUE COULD DECLINE BECAUSE OF DELAYS OF CUSTOMER ORDERS OR THE FAILURE TO RETAIN CUSTOMERS.

     We have a small number of customers that account for a significant portion of our revenue. Our revenue could decline because of a delay in signing agreements with a single customer or the failure to retain an existing customer. We may not obtain additional customers. The failure to obtain additional customers and the failure to retain existing customers will harm our operating results.


OUR BUSINESS IS DEPENDENT ON GENERAL ECONOMIC AND BUSINESS CONDITIONS.

     The revenue growth and profitability of our business depends on the overall demand for computer software and services in the product segments in which we compete. Because our sales are primarily to major banking and government customers, our business also depends on general economic and business conditions. A softening of demand caused by a weakening of the economy may result in decreased revenue or lower growth rates. There can be no assurances that we will be able to effectively promote future license revenue growth in our application business.


WE MAY NOT BE ABLE TO ATTRACT, RETAIN OR INTEGRATE KEY PERSONNEL, WHICH MAY PREVENT US FROM SUCCEEDING.

     We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel. The loss of services of any of the key members of our management team or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale and harm our financial results.


WE OPERATE IN A MARKET THAT IS INTENSELY AND INCREASINGLY COMPETITIVE.

     The market for financial services software is relatively new and highly competitive. Our future success will depend on our ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace.

     Some of our competitors have longer operating histories, larger installed customer bases, greater name recognition and longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than US Dataworks. Our competitors may also be better positioned to address technological and market developments or may react more favorably to technological changes. We compete on the basis of a number of factors, including the breadth and quality of services, creative design and systems engineering expertise, pricing, and technological innovation and understanding clients' strategies and needs. Competitors may develop or offer strategic services that provide significant technological, creative, performance, price or other advantages over the services offered by US Dataworks. If we fail to gain market share or lose existing market share, our financial condition, operating results and business could be adversely affected and the value of the investment in us could be reduced significantly. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.


WE MAY BE RESPONSIBLE FOR MAINTAINING THE CONFIDENTIALITY OF OUR CLIENT'S SENSITIVE INFORMATION.

     The services we provide for our clients may grant us access to confidential or proprietary client information. Although we have implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any unauthorized disclosure or use could result in a claim against us for substantial damages. Our contractual provisions attempting to limit these damages may not be enforceable in all instances or may otherwise fail to adequately protect us from liability for damages.


OUR PRINCIPAL SHAREHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF OUR OTHER SHAREHOLDERS.

     Our principal shareholders, executive officers, directors and their affiliates, in the aggregate, own more than 40% of our outstanding common stock. These shareholders, if they act together, will be able to control our management and affairs and all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, this concentration of ownership may delay or prevent a change in control and might have an adverse effect on the market price of our common stock.


FUTURE SALES OF OUR COMMON STOCK MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

     As of May 31, 2002, there were approximately 56,266,784 shares of common stock outstanding, of which at least 45,220,811 are restricted securities under the Securities Act, a majority of which are held by affiliates of US Dataworks. These restricted securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If these holders sell in the public market, these sales could cause the market price of our common stock to decline. This also could make it more difficult for us to raise funds through future offerings of our common stock.


OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY HINDER OUR ABILITY TO COMPETE.

     We rely on a combination of patent, trademark, trade secrets, confidentiality procedures and contractual procedures to protect our intellectual property rights. If we are unable to adequately protect our intellectual property, our business may suffer from the piracy of our technology and the associated loss in revenue. Any patents that we may hold may not sufficiently protect our intellectual property and may be challenged by third parties. Our efforts to protect our intellectual property rights, may not prevent the misappropriation of our intellectual property. Other parties may also independently develop similar or competing products that do not infringe upon our intellectual property rights. These infringement claims or any future claims could cause us to spend significant time and money to defend our products, redesign our products or develop or license a substitute technology. We may be unsuccessful in acquiring or developing substitute technology and any required license may be unavailable on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

ITEM 7.  FINANCIAL STATEMENTS

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                                                        CONTENTS
                                                                  MARCH 31, 2002
--------------------------------------------------------------------------------

                                                                        Page

INDEPENDENT AUDITOR'S REPORT                                             F-2

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheet                                     F-3 - F-4

       Consolidated Statements of Operations                          F-5 - F-6

       Consolidated Statements of Shareholders' Deficit              F-7 - F-10

       Consolidated Statements of Cash Flows                         F-11 - F-14

       Notes to Consolidated Financial Statements                    F-15 - F-55

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
US Dataworks, Inc.
(formerly Sonicport, Inc.)
and subsidiary

We have audited the accompanying consolidated balance sheet of US Dataworks, Inc. (formerly Sonicport, Inc.) and subsidiary as of March 31, 2002, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Dataworks, Inc. (formerly Sonicport, Inc.) and subsidiary as of March 31, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended March 31, 2002, the Company incurred a net loss of $8,417,417, and it had negative cash flows from operations of $2,273,286. In addition, the Company had an accumulated deficit of $27,512,002 at March 31, 2002. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
June 7, 2002

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                         $134,016
     Accounts receivable, net of allowance for doubtful accounts
         of $104,235                                                    170,673
     Work in progress                                                    11,312
     Prepaid expenses and other current assets                           46,893
                                                                       ---------

              Total current assets                                      362,894

PROPERTY AND EQUIPMENT, net                                             210,130
OTHER ASSETS                                                             32,806
                                                                       ---------

                      TOTAL ASSETS                                     $605,830
                                                                       =========

   The accompanying notes are an integral part of these financial statements.

                                           US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                          AND SUBSIDIARY
                                                              CONSOLIDATED BALANCE SHEET
                                                                          MARCH 31, 2002

----------------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
     Notes payable, net of unamortized discount of $13,878                 $    135,798
     Notes payable - related parties                                            655,000
     Current portion of capital lease obligations                                12,872
     Current portion of convertible promissory notes, net
         of unamortized discount of $191,516                                    870,984
     Convertible promissory notes - related parties                             250,000
     Deferred revenue                                                           262,923
     Accounts payable                                                           446,059
     Accrued expenses                                                           308,968
     Interest payable, including $8,394 to related parties                       22,780
     Due to related party                                                        54,506
     Net liabilities of discontinued operations                               1,197,495
                                                                           -------------

              Total current liabilities                                       4,217,385

CONVERTIBLE PROMISSORY NOTES, net of current portion                            150,000
CAPITAL LEASE OBLIGATIONS, net of current portion                                11,924
                                                                           -------------

                  Total liabilities                                           4,379,309
                                                                           -------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
     Convertible Series A preferred stock, $0.0001 par value
         800,000 shares authorized 640,000 shares issued and outstanding
         $2.50 liquidation preference, dividends of $241,028 in arrears              64
     Convertible Series B preferred stock, $0.0001 par value
         700,000 shares authorized
         629,666 shares issued and outstanding
         $0.75 liquidation preference, dividends of $17,869 in arrears               63
     Common stock, $0.0001 par value
         90,000,000 shares authorized
         50,746,452 shares issued and outstanding                                 5,074
     Common stock committed, 5,325,542 shares                                 2,506,697
     Additional paid-in capital                                              21,247,635
     Accumulated deficit                                                    (27,512,002)
     Subscription receivable                                                    (21,010)
                                                                           -------------

              Total shareholders' deficit                                    (3,773,479)
                                                                           -------------

                      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT          $    605,830
                                                                           =============

   The accompanying notes are an integral part of these financial statements.

                                      F-4

                                           US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                          AND SUBSIDIARY
                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           FOR THE YEARS ENDED MARCH 31,

----------------------------------------------------------------------------------------

                                                                 2002           2001
                                                             ------------   ------------
REVENUES
     Software licensing revenues                             $   317,500    $   262,500
     Software maintenance revenues                               159,100          5,000
     Software programming revenues                               572,354        494,102
                                                             ------------   ------------

         Total revenues                                        1,048,954        761,602

OPERATING EXPENSES
     General and administrative                                3,148,541      3,443,121
                                                             ------------   ------------

LOSS FROM OPERATIONS                                          (2,099,587)    (2,681,519)
                                                             ------------   ------------

OTHER INCOME (EXPENSE)
     Interest income                                               3,630         10,809
     Impairment of long-lived assets                                  --        (74,385)
     Financing costs                                          (2,362,844)      (207,381)
     Interest expense                                         (2,307,899)      (186,206)
     Interest expense - related parties                         (226,226)      (167,652)
     Other expense                                                (3,000)       (52,500)
                                                             ------------   ------------

         Total other income (expense)                         (4,896,339)      (677,315)
                                                             ------------   ------------

LOSS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES         (6,995,926)    (3,358,834)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                          1,616           (203)
                                                             ------------   ------------

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
     OPERATIONS AND EXTRAORDINARY ITEM                        (6,997,542)    (3,358,631)

DISCONTINUED OPERATIONS
     Loss from operations of discontinued division, net of
         provision for income taxes of $0                     (1,419,875)    (4,618,924)
                                                             ------------   ------------

LOSS BEFORE EXTRAORDINARY ITEM                                (8,417,417)    (7,977,555)

EXTRAORDINARY ITEM
     Income from forgiveness of interest payable                      --         41,906
                                                             ------------   ------------

NET LOSS                                                     $(8,417,417)   $(7,935,649)
                                                             ============   ============

   The accompanying notes are an integral part of these financial statements.

                                      F-5

                                        US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                       AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        FOR THE YEARS ENDED MARCH 31,

-------------------------------------------------------------------------------------

                                                             2002            2001
                                                        -------------   -------------
BASIC AND DILUTED LOSS PER SHARE
     From continuing operations                         $      (0.16)   $      (0.08)
     From discontinued operations                              (0.03)          (0.11)
     From extraordinary item                                      --              --
                                                        -------------   -------------

         TOTAL BASIC AND DILUTED LOSS PER SHARE         $      (0.19)   $      (0.19)
                                                        =============   =============

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING     45,158,726      42,119,040
                                                        =============   =============


   The accompanying notes are an integral part of these financial statements.

                                      F-6

                                                                          US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                                                         AND SUBSIDIARY
                                                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                                                          FOR THE YEARS ENDED MARCH 31,

-----------------------------------------------------------------------------------------------------------------------


                                                    Preferred Stock
                              -----------------------------------------------------------
                                  Convertible Series A          Convertible Series B              Common Stock
                              ----------------------------  -----------------------------  ----------------------------
                                 Shares         Amount         Shares          Amount         Shares         Amount
                              -------------  -------------  -------------  --------------  -------------  -------------
BALANCE, MARCH 31, 2000                 --   $         --             --   $          --     34,256,188   $      3,425
CONTRIBUTED CAPITAL
   TO SUBSIDIARY BY
   AFFILIATE
NET LOSS OF SUBSIDIARY
   AS A LIMITED LIABILITY
   COMPANY - APRIL 1,
   2000 THROUGH JUNE
   13, 2000
SHARES ISSUED ON
   JUNE 13, 2000
   UPON CONVERSION OF
   SUBSIDIARY FROM
   LIMITED LIABILITY
   COMPANY TO "C"
   CORPORATION                                                                                  906,140             91
TRANSFER OF
   ACCUMULATED
   LOSSES OF SUBSIDIARY
   AS A LIMITED LIABILITY
   COMPANY TO
   ADDITIONAL PAID-IN
   CAPITAL
PREFERRED STOCK
   ISSUED FOR CASH                 800,000             80        642,999              64
REDEMPTION OF
   SERIES A
   PREFERRED STOCK                (160,000)           (16)
COMMON STOCK
   COMMITTED FOR
     Cash
STOCK ISSUANCE
   COSTS
OPTIONS ISSUED FOR
   Services rendered
   Compensation
     expense

                                                                                                            (CONTINUED)

                                  Common       Additional
                                  Stock         Paid-In        Treasury      Accumulated   Subscription
                                Committed       Capital         Stock          Deficit      Receivable        Total
                              -------------  -------------  -------------  --------------  -------------  -------------
BALANCE, MARCH 31, 2000       $  6,107,550   $  7,882,899   $         --   $ (11,972,625)  $         --   $  2,021,249
CONTRIBUTED CAPITAL
   TO SUBSIDIARY BY
   AFFILIATE                                       47,250                                                       47,250
NET LOSS OF SUBSIDIARY
   AS A LIMITED LIABILITY
   COMPANY - APRIL 1,
   2000 THROUGH JUNE
   13, 2000                                                                      (55,689)                      (55,689)
SHARES ISSUED ON
   JUNE 13, 2000
   UPON CONVERSION OF
   SUBSIDIARY FROM
   LIMITED LIABILITY
   COMPANY TO "C"
   CORPORATION                                      2,115                                                        2,206
TRANSFER OF
   ACCUMULATED
   LOSSES OF SUBSIDIARY
   AS A LIMITED LIABILITY
   COMPANY TO
   ADDITIONAL PAID-IN
   CAPITAL                                     (1,134,076)                     1,134,076                            --
PREFERRED STOCK
   ISSUED FOR CASH                              2,482,106                                                    2,482,250
REDEMPTION OF
   SERIES A
   PREFERRED STOCK                               (399,984)                                                    (400,000)
COMMON STOCK
   COMMITTED FOR
     Cash                          255,000                                                                     255,000
STOCK ISSUANCE
   COSTS                                         (166,611)                                                    (166,611)
OPTIONS ISSUED FOR
   Services rendered                               16,750                                                       16,750
   Compensation
     expense                                      180,000                                                      180,000

                       The accompanying notes are an integral part of these financial statements.


                                                                          US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                                                         AND SUBSIDIARY
                                                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                                                          FOR THE YEARS ENDED MARCH 31,

-----------------------------------------------------------------------------------------------------------------------


                                                    Preferred Stock
                              -----------------------------------------------------------
                                  Convertible Series A          Convertible Series B              Common Stock
                              ----------------------------  -----------------------------  ----------------------------
                                 Shares         Amount         Shares          Amount         Shares         Amount
                              -------------  -------------  -------------  --------------  -------------  -------------
WARRANTS ISSUED FOR
   Cash                                      $                             $                              $
   Financing costs for
     promissory notes
   Lock-up agreements
INTEREST FROM FIXED
   CONVERSION FEATURES
COMMON STOCK ISSUED
   FOR
     Cash                                                                                       616,558             62
     Purchase of prepaid
       media                                                                                    694,691             70
     Conversion of
       convertible
       promissory notes                                                                         678,343             68
     Liquidated damages
       in conversion
       of convertible
       promissory notes                                                                          24,000              2
     Exercise of options                                                                      3,443,306            344
     Committed stock                                                                          1,259,560            126
     Services rendered                                                                        1,460,000            146
     Employee
       severance                                                                                160,000             16
CONTRIBUTED CAPITAL
   TO SUBSIDIARY BY
   AFFILIATE
SHARES ACQUIRED
   UPON SALE OF
   COMPUTER
   EQUIPMENT
NET LOSS
                              -------------  -------------  -------------  --------------  -------------  -------------

                                                                                                            (CONTINUED)

                                  Common       Additional
                                  Stock         Paid-In        Treasury      Accumulated   Subscription
                                Committed       Capital         Stock          Deficit      Receivable        Total
                              -------------  -------------  -------------  --------------  -------------  -------------
WARRANTS ISSUED FOR
   Cash                       $              $     56,250   $              $               $              $     56,250
   Financing costs for
     promissory notes                             228,750                                                      228,750
   Lock-up agreements                             121,523                                                      121,523
INTEREST FROM FIXED
   CONVERSION FEATURES                          1,340,063                                                    1,340,063
COMMON STOCK ISSUED
   FOR
     Cash                                         806,716                                                      806,778
     Purchase of prepaid
       media                      (975,000)       974,930                                                           --
     Conversion of
       convertible
       promissory notes           (818,199)     1,318,131                                                      500,000
     Liquidated damages
       in conversion
       of convertible
       promissory notes                            59,998                                                       60,000
     Exercise of options            (4,013)        11,801                                                        8,132
     Committed stock            (3,148,900)     3,148,774                                                           --
     Services rendered                            109,354                                                      109,500
     Employee
       severance                                   21,168                                                       21,184
CONTRIBUTED CAPITAL
   TO SUBSIDIARY BY
   AFFILIATE                                      214,229                                                      214,229
SHARES ACQUIRED
   UPON SALE OF
   COMPUTER
   EQUIPMENT                      (144,000)                                                                   (144,000)
NET LOSS                                                                      (7,935,649)                   (7,935,649)
                              -------------  -------------  -------------  --------------  -------------  -------------

                       The accompanying notes are an integral part of these financial statements.


                                                                          US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                                                         AND SUBSIDIARY
                                                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                                                          FOR THE YEARS ENDED MARCH 31,

-----------------------------------------------------------------------------------------------------------------------

                                                    Preferred Stock
                              -----------------------------------------------------------
                                  Convertible Series A          Convertible Series B              Common Stock
                              ----------------------------  -----------------------------  ----------------------------
                                 Shares         Amount         Shares          Amount         Shares         Amount
                              -------------  -------------  -------------  --------------  -------------  -------------

BALANCE, MARCH 31, 2001            640,000   $         64        642,999   $          64     43,498,786   $      4,350
RESCISSION OF
   SERIES B
   PREFERRED STOCK                                               (13,333)             (1)
COMMON STOCK
   COMMITTED FOR
     Conversion of
       convertible
       promissory
       notes
STOCK ISSUANCE COSTS
WARRANTS ISSUED FOR
   Financing costs for
     promissory notes
   Lock-up agreements
   Services rendered
INTEREST FROM FIXED
   CONVERSION
   FEATURES
COMMON STOCK ISSUED
   FOR
     Cash                                                                                     1,795,398            179
     Exercise of
       warrants                                                                                  10,000              1
     Committed stock                                                                            475,000             47
     Services rendered                                                                        1,868,857            187
     Employee
       severance                                                                                 20,000              2
     Lock-up
       agreements                                                                               804,516             80
     Financing costs                                                                          3,725,895            373
COMMON STOCK ISSUED
   WITH PROMISSORY
   NOTES                                                                                         76,000              8
SUBSCRIPTION
   RECEIVABLE

                                                                                                            (CONTINUED)

                                  Common       Additional
                                  Stock         Paid-In        Treasury      Accumulated   Subscription
                                Committed       Capital         Stock          Deficit      Receivable        Total
                              -------------  -------------  -------------  --------------  -------------  -------------

BALANCE, MARCH 31, 2001       $  1,272,438   $ 17,322,136   $         --   $ (18,829,887)  $         --   $   (230,835)
RESCISSION OF
   SERIES B
   PREFERRED STOCK                                 (9,999)                                                     (10,000)
COMMON STOCK
   COMMITTED FOR
     Conversion of
       convertible
       promissory
       notes                     1,424,259                                                                   1,424,259
STOCK ISSUANCE COSTS                              (75,968)                                                     (75,968)
WARRANTS ISSUED FOR
   Financing costs for
     promissory notes                             314,022                                                      314,022
   Lock-up agreements                              11,520                                                       11,520
   Services rendered                               64,000                                                       64,000
INTEREST FROM FIXED
   CONVERSION
   FEATURES                                       747,660                                                      747,660
COMMON STOCK ISSUED
   FOR
     Cash                                         349,821                                                      350,000
     Exercise of
       warrants                                     2,999                                                        3,000
     Committed stock              (190,000)       189,953                                                           --
     Services rendered                            178,999                                                      179,186
     Employee
       severance                                   11,518                                                       11,520
     Lock-up
       agreements                                 240,525                                                      240,605
     Financing costs                            2,123,050                                                    2,123,423
COMMON STOCK ISSUED
   WITH PROMISSORY
   NOTES                                           26,236                                                       26,244
SUBSCRIPTION
   RECEIVABLE                                     (28,990)                                      (21,010)       (50,000)


                       The accompanying notes are an integral part of these financial statements.



                                                                          US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                                                         AND SUBSIDIARY
                                                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                                                          FOR THE YEARS ENDED MARCH 31,

-----------------------------------------------------------------------------------------------------------------------

                                                    Preferred Stock
                              -----------------------------------------------------------
                                  Convertible Series A          Convertible Series B              Common Stock
                              ----------------------------  -----------------------------  ----------------------------
                                 Shares         Amount         Shares          Amount         Shares         Amount
                              -------------  -------------  -------------  --------------  -------------  -------------
COMMON STOCK
   RETURNED FOR NOTES
   PAYABLE                                   $                             $                              $
CANCELLATION OF
   TREASURY STOCK                                                                            (1,528,000)          (153)
PREFERRED DIVIDENDS
NET LOSS
                              -------------  -------------  -------------  --------------  -------------  -------------

BALANCE, MARCH 31, 2002            640,000   $         64        629,666   $          63     50,746,452   $      5,074
                              =============  =============  =============  ==============  =============  =============

                                                                                                            (CONTINUED)

                                  Common       Additional
                                  Stock         Paid-In        Treasury      Accumulated   Subscription
                                Committed       Capital         Stock          Deficit      Receivable        Total
                              -------------  -------------  -------------  --------------  -------------  -------------

COMMON STOCK
   RETURNED FOR NOTES
   PAYABLE                    $              $              $   (220,000)  $               $              $   (220,000)
CANCELLATION OF
   TREASURY STOCK                                (219,847)       220,000                                            --
PREFERRED DIVIDENDS                                                             (264,698)                     (264,698)
NET LOSS                                                                      (8,417,417)                   (8,417,417)
                              -------------  -------------  -------------  --------------  -------------  -------------

BALANCE, MARCH 31, 2002       $  2,506,697   $ 21,247,635   $         --   $ (27,512,002)  $    (21,010)  $ (3,773,479)
                              =============  =============  =============  ==============  =============  =============

                       The accompanying notes are an integral part of these financial statements.

                                                          F-10

                                               US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                              AND SUBSIDIARY
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               FOR THE YEARS ENDED MARCH 31,

--------------------------------------------------------------------------------------------

                                                                     2002           2001
                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations                           $(6,997,542)   $        --
   Net loss - US Dataworks, Inc. (a Delaware
     corporation) - April 1, 2000 to June 13, 2000                        --        (55,689)
   Net loss from continuing operations -
     June 14, 2000 to March 31, 2001                                      --     (3,358,631)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization of property and equipment        84,678        244,955
       Impairment of long-lived assets                                    --         74,385
       Loss on sale of property and equipment                             --        981,000
       Interest charges on convertible promissory notes            2,280,364        170,869
       Issuance of stock for services rendered                       179,186        109,500
       Issuance of stock for employee severance                       11,520         21,184
       Issuance of stock for lock-up agreements                      240,605             --
       Issuance of stock for financing costs                       2,123,423             --
       Issuance of options for services rendered                          --         16,750
       Issuance of options for compensation expense                       --        180,000
       Issuance of warrants for lock-up agreements                    11,520        121,523
       Issuance of warrants for services                              64,000             --
       Income from forgiveness of interest payable                        --         41,906
       Liquidated damages on conversion of convertible
         promissory notes                                                 --         60,000
       Write-off of notes receivable - related parties                    --         10,338
       (Increase) decrease in
         Accounts receivable                                           8,910       (178,229)
         Work in progress                                            (11,312)            --
         Prepaid expenses and other current assets                    26,046        (71,112)
         Other assets                                                (13,212)        32,183
       Increase (decrease) in
         Deferred revenue                                            262,923             --
         Accounts payable                                            102,412        318,302
         Accrued expenses                                            194,779        102,395
         Interest payable                                             36,472        (27,233)
         Interest payable - related parties                            5,366        139,028
                                                                 ------------   ------------

Net cash used in continuing operations                            (1,389,862)    (1,066,576)
Net cash used in discontinued operations                            (883,424)    (3,881,746)
                                                                 ------------   ------------

Net cash used in operating activities                             (2,273,286)    (4,948,322)
                                                                 ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   FOR THE YEARS ENDED MARCH 31,

--------------------------------------------------------------------------------


                                                         2002            2001
                                                     ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                $   (23,517)   $   (61,962)
   Advances from (repayments to) related parties         (11,619)       176,265
                                                     ------------   ------------

Net cash provided by (used in) investing activities      (35,136)       114,303
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Contributed capital - affiliate                            --        261,479
   Payments on capital lease obligations                 (10,157)        (2,956)
   Proceeds from notes payable                           145,000        108,754
   Repayment of notes payable                           (103,969)      (355,000)
   Proceeds from notes payable - related party           396,000         50,000
   Repayment of notes payable - related party            (11,000)            --
   Proceeds from convertible promissory notes          1,065,000      1,685,000
   Repayment of convertible promissory notes            (150,000)            --
   Proceeds from common stock                            300,000        806,778
   Proceeds from committed common stock                       --        255,000
   Stock issuance costs                                  (75,968)      (166,611)
   Proceeds from sale of warrants                             --         56,250
   Proceeds from exercise of warrants                      3,000             --
   Proceeds from preferred stock                              --      2,482,250
   Rescission of preferred stock                         (10,000)            --
   Payments of dividends                                (264,698)            --
   Redemption of preferred stock                              --       (400,000)
                                                     ------------   ------------

Net cash provided by financing activities              1,283,208      4,780,944
                                                     ------------   ------------

Net decrease in cash and cash equivalents             (1,025,214)       (53,075)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           1,159,230      1,212,305
                                                     ------------   ------------

CASH AND CASH EQUIVALENTS, END OF YEAR               $   134,016    $ 1,159,230
                                                     ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                     $   265,302    $     4,914
                                                     ============   ============

   INCOME TAXES PAID                                 $     1,616    $        --
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   FOR THE YEARS ENDED MARCH 31,

--------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES During the year ended March 31, 2002, the Company completed the following:

o certain founding shareholders of the Parent exchanged 1,528,000 shares of common stock for notes payable valued at $220,000. During the year ended March 31, 2002, the 1,528,000 shares of treasury stock were cancelled.

o issued 475,000 shares of common stock valued at $190,000, which were committed prior to March 31, 2001.

o recorded a discount on notes payable of $26,244 related to the issuance of warrants to purchase 12,000 shares of common stock and 76,000 shares of common stock attached to the promissory notes.

o committed to issue 1,853,319 shares of common stock upon the conversion of $1,387,500 of convertible promissory notes and $36,759 of interest payable.

o recorded a discount on convertible promissory notes of $314,022 related to the issuance of warrants to purchase 3,164,500 shares of common stock.

o recorded interest expense of $747,660 related to the issuance of convertible promissory notes with fixed conversion features.

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

o issued 478,343 shares of common stock previously committed upon the conversion of convertible promissory notes valued at $818,199.

o issued 1,460,000 shares of common stock as prepayment for services to be rendered valued at $109,500.

o recorded interest expense of $152,563 related to the issuance of convertible promissory notes with fixed conversion features.

   The accompanying notes are an integral part of these financial statements.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   FOR THE YEARS ENDED MARCH 31,

--------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

o sold computer equipment on April 10, 2001 valued at $1,125,000, which had not been put into service, back to the individual from whom it had been purchased in exchange for the return of 200,000 shares of the Company's common stock, incurring a loss on sale of property and equipment of $981,000. This transaction was recorded as of March 31, 2001.

   The accompanying notes are an integral part of these financial statements.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND BUSINESS

         General
         -------
         US Dataworks, Inc. (the "Parent"), a Nevada corporation, develops, markets, and supports transaction processing software for Windows NT computer systems. Its customer base includes many of the largest financial institutions as well as credit card companies, government institutions, and high-volume merchants in the United States. It also has a strategic alliance with CheckFree Corporation (NASDAQ: CKFR) to license the Parent's software for its banking customers and Thomson Financial Publishing, a unit of Thomson Corporation (TSE: TOC), to incorporate its EPICWare database into the Parent's products. Prior to acquiring US Dataworks, Inc., a Delaware corporation, the Parent was a financial services company specializing in the integration of proprietary software applications with Applications Service Provider ("ASP") services and an internet service provider ("ISP"). During July and December 2001, the Parent started shutting down its ISP and ASP operations, respectively, and at March 31, 2002 all ISP and ASP activities had ceased.

         As of May 18, 1999, the Parent, previously known as New World Publishing, Inc. ("New World"), a Colorado corporation, entered into an Agreement and Plan of Reorganization with Communications Television, Inc. ("CTV"), a California corporation (incorporated on July 20, 1998), whereby all of the outstanding shares of common stock of CTV were exchanged for an aggregate of 19,020,167 shares of New World. For accounting purposes, the transaction has been treated as a recapitalization of CTV, with CTV as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of New World have been included with those of CTV from the acquisition date. New World was incorporated in Colorado on December 28, 1994. New World had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. As of November 11, 1999, CTV's name was changed to Sonicport.com, Inc.

         On October 12, 1999, a special meeting of the shareholders was held, and the following actions were approved by the shareholders: (i) the change of name to "Sonicport.com, Inc." from "New World Publishing, Inc." (ii) the adoption of the 1999 Stock Option Plan, and (iii) the change of the state of incorporation to Nevada from Colorado. As of October 18, 1999, New World Publishing, Inc.'s named was changed to Sonicport.com, Inc. In February 2000, Sonicport.com, Inc. effected its change of state of incorporation from Colorado to Nevada. In February 2001, Sonicport.com, Inc.'s name was changed to Sonicport, Inc. As of March 26, 2002, Sonicport, Inc.'s name was changed to US Dataworks, Inc. On March 21, 2002, the Parent dissolved Sonicport.com, Inc., a California corporation. On May 23, 2002, the Parent combined with US Dataworks, Inc., a Delaware corporation, and US Dataworks, Inc., a Delaware corporation, was dissolved.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 2 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company (as defined in Note 5) as a going concern. However, the Company incurred a net loss of $8,417,417, and had negative cash flows from operations of $2,273,286 during the year ended March 31, 2002, and it had an accumulated deficit of $27,512,002 as of March 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

         Management plans to raise additional debt and equity capital, continue to develop its products and marketing, reduce general and administrative expenditures, and look for merger or acquisition candidates.


NOTE 3 - ACQUISITIONS

         Effective July 23, 1999, the Parent purchased 96 Points of Presence (the "POP's"). The Parent committed to issue 50,000 shares of restricted common stock with piggyback registration rights and 250,000 restricted shares to purchase the POP's. The shares issued were valued at $1,125,000 using the closing price of the Parent's common stock on July 23, 1999, the closing date of the acquisition. The closing price was $5 per share, discounted by 25% to reflect the issuance of restricted stock.

         The Parent sold computer equipment on April 10, 2001 valued at $1,125,000, which had not been put into service, back to the individual from whom it had been purchased in exchange for the return of 200,000 shares of the Parent's common stock, incurring a loss on sale of property and equipment of $981,000. This transaction was recorded as of March 31, 2001.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 3 - ACQUISITIONS (CONTINUED)

         Effective March 31, 2001, and with a closing date of April 2, 2001, the Parent acquired 100%, or 3,571,429 shares, of the outstanding common stock of US Dataworks, Inc. (the "Subsidiary"), a Delaware corporation, (formerly known as Allstate Dataworks, Inc.) in exchange for 14,666,667 new shares of the Parent's common stock and warrants to purchase 1,000,000 shares of the Parent's common stock. The warrants have an exercise price of $0.73, vest immediately, and expire on April 2, 2006. In addition, certain shareholders of the Parent transferred their ownership in 4,000,000 shares of the Parent's common stock to the shareholders of the Subsidiary. Of the Subsidiary's shares, 878,572 were acquired from officers of the Subsidiary who are also officers of the Parent.

         Prior to the acquisition, the Subsidiary licensed proprietary transaction processing software. It was originally formed as a Texas limited liability company under the name "Allstate Dataworks LLC" on October 28, 1997. Allstate Dataworks LLC elected to change its status to a "C" corporation on June 13, 2000, at which time it changed its name to Allstate Dataworks, Inc. Allstate Dataworks, Inc. changed its name to US Dataworks, Inc. on September 1, 2000.

         The acquisition of the Subsidiary was treated by the Parent as an exchange of ownership interests between entities under common control and has been accounted for in a manner similar to a pooling-of-interests. The operations of the Subsidiary have been included with those of the Parent from the inception date of the Subsidiary.

         The summarized results of operations of the separate companies before consolidation for the year ended March 31, 2001 are as follows:

                                                  Parent       Subsidiary
                                              -------------   ------------

                  Net sales                   $    626,134    $   761,602
                  Net loss                    $ (7,459,057)   $  (476,592)

         Prior to the business combination, the Subsidiary's fiscal year ended on December 31. In recording the business combination, the Subsidiary's prior period financial statements have been restated to a year ended March 31 to conform with the Parent's year end.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 3 - ACQUISITIONS (CONTINUED)

         The summarized assets and liabilities of the separate companies before consolidation on March 31, 2001 are as follows:

                                                                         Parent      Subsidiary
                                                                      ------------  ------------
                  Assets
                    Cash                                              $ 1,165,570   $     2,389
                    Other current assets                                1,453,495       183,432
                    Property and equipment, net                           124,266     1,055,582
                    Other assets                                           14,321        10,660
                                                                      ------------  ------------

                         TOTAL ASSETS                                 $ 2,757,652   $ 1,252,063
                                                                      ============  ============

                  Liabilities
                    Current liabilities                               $ 2,741,245   $   661,118
                    Long-term debt                                             --       826,116
                                                                      ------------  ------------

                      Total liabilities                                 2,741,245     1,487,234

                  Shareholder's equity (deficit)                           16,407      (235,171)
                                                                      ------------  ------------

                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                           (DEFICIT)                                  $ 2,757,652   $ 1,252,063
                                                                      ============  ============

         There were no transactions between the Parent and the Subsidiary prior to the combination, and the consolidated financial information presented above did not require any reclassifications to conform the classifications of the Subsidiary to those of the Parent. The conforming of the accounting practices of the Parent and the Subsidiary did not result in any adjustments to net loss or shareholders' deficit.


NOTE 4 - DISPOSAL OF OPERATIONS

         Effective July 31, 2001, management of the Company formally decided to start shutting down the operations of its Internet service provider, SeeYouOnline. All assets and liabilities of SeeYouOnline were retained by the Company. SeeYouOnline ceased providing Internet access services on August 15, 2001.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 4 - DISPOSAL OF OPERATIONS (CONTINUED)

         Effective December 31, 2001, management of the Company formally decided to start shutting down the operations of its application service provider ("ASP") division. On February 14, 2002, the Company entered into an agreement (the "Settlement Agreement") to settle all outstanding matters and terminate any existing business between the Company and certain affiliates of the Company. As part of the Settlement Agreement, effective February 14, 2002, the following occurred:

         o the Company transferred to an affiliate all rights in its ASP technology software which had a net book value of $723,378

         o 664,000 warrants issued on March 31, 2001 with an exercise price of $0.73 issued to the controlling shareholders of the affiliates were cancelled

         o an affiliate and two significant shareholders of the company forgave $20,206 and $240,000 of payables due from the Company, respectively, and the Company forgave $300,519 of receivables due from the affiliate

         o notes payable in the amounts of $50,000 and $46,000 entered into in November 2001 between the Company and the controlling shareholders of the affiliates, respectively, remain payable and are to be paid off from proceeds from any future finance arrangements

         o a $1,024,400 balance on the note payable due to an affiliate, issued to the Subsidiary on July 12, 2000 and refinanced on April 2, 2001, and accrued expenses for two significant shareholders of the Company of $105,600 and $20,000, respectively, remain payable and are to be paid off from any future financial arrangements.

         At March 31, 2002, net liabilities of discontinued activities included accounts payable of $87,911, amounts due to related parties of $7,303, accrued expenses of $89,600, a note payable to an affiliate of $1,024,400, and accounts receivable of $11,719.

         The results from discontinued operations for the ASP division and SeeYouOnline for the year ended March 31, 2002 included total revenues of $700,915 and $176,471, respectively. The net loss from discontinued operations was $1,419,875 for the year ended March 31, 2002.

         At March 31, 2002, all activities relating to these two discontinued divisions have ceased, and additional costs relating to these two divisions are not expected to be incurred subsequent to March 31, 2002.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of US Dataworks, Inc. (formerly known as Sonicport, Inc.) (a Nevada corporation) and its wholly owned subsidiary, US Dataworks, Inc. (a Delaware corporation) (collectively, the "Company"). All intercompany accounts and transactions have been eliminated.

         Development Stage Enterprise
         ----------------------------
         During the year ended March 31, 2001, the Company ceased to be a development stage company as defined in Statement of Financial Accounting Standards ("SFAS') No. 7, "Accounting and Reporting by Development Stage Enterprise". The Company's planned principal operations have commenced, and there have been significant revenues from those operations.

         Revenue Recognition
         -------------------
         The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition." The Company licenses its software products under nonexclusive, nontransferable license agreements. For software arrangements that require significant production, modification, or customization, the entire arrangement is accounted for in conformity with Accounting Research Bulletin No. 45, "Long-term Construction-Type Contracts," using the relevant guidance Statement of Position 81-1, "Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts," using the completed contract method. Software arrangements are considered to be complete following departure from the site after customization. For those arrangements that do not require significant production, modification, or customization, revenue is recognized when a license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable, and collectibility is probable.

         For license agreements that include a separately identifiable fee for contracted maintenance services, such revenues are recognized on a straight-line basis over the life of the maintenance agreement noted in the license agreement, but following any installation period of the software.

         In December 1999, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," was issued. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including software revenue recognition. The Company adopted SAB No. 101 in the fourth quarter of year ended March 31, 2002. Management does not expect the adoption of SAB No. 101 will have a material effect on the Company's financial position or results of operations.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                  Furniture and fixtures                                5 years
                  Telephone equipment                             5 to 10 years
                  Computer equipment                                    5 years
                  Leasehold improvements        Shorter of initial lease period
                                                        or useful life of asset

         Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

         Impairment of Long-Lived Assets
         -------------------------------
         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the year ended March 31, 2001, the Company terminated an office lease used for the Company's ISP business segment and wrote off $74,385 in leasehold improvements.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Fair Value of Financial Instruments
         -----------------------------------
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and due to related party, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable, notes payable - related parties, convertible promissory notes, convertible promissory notes - related parties, and note payable - affiliate also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same or the difference is immaterial.

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

         Advertising Expense
         -------------------
         Advertising costs are charged to expense as incurred. For the years ended March 31, 2002 and 2001, the Company recorded advertising expense of $12,715 and $938,931, respectively.

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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income Taxes (Continued)
         ------------
         From inception to June 13, 2000, the Subsidiary was taxed as a limited liability company; accordingly, the shareholders were liable for federal and state income taxes on their respective shares of the Subsidiary's taxable income. In addition, there was a minimal franchise tax on the Subsidiary's taxable income for state purposes.

         Effective June 13, 2000, the Subsidiary revoked its limited liability company status and elected to be taxed as a "C" corporation. At that date, the accumulated deficit ($1,134,076) of the limited liability company was transferred to additional paid-in capital.

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

         The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                        For the Year Ended
                                                                            March 31,
                                                                      ----------------------
                                                                         2002        2001
                                                                      ----------  ----------
                  Options outstanding under the Company's stock
                      option plans                                    2,900,000   1,535,000
                  Options granted outside the Company's stock
                      option plans                                    1,050,250   1,050,250
                  Warrants issued in conjunction with convertible
                      Series B preferred stock                          629,667     643,000
                  Warrants issued in conjunction with private
                      placements                                        531,500     131,500
                  Warrants issued as a financing cost for notes
                      payable and convertible notes payable           3,160,500   1,764,000
                  Warrants issued in conjunction with lock-up
                      agreement                                         729,759     669,759
                  Warrants issued for services rendered               1,742,000     461,500
                  Warrants issued as part of the acquisition of
                      the Subsidiary                                    336,000   1,000,000
                  Convertible Series A preferred stock                  640,000     640,000
                  Convertible Series B preferred stock                  629,666     643,000

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Reclassifications
         -----------------
         Certain amounts included in the prior year financial statements have been reclassified to conform with the current year presentation. Such reclassification did not have any effect on reported net loss.

         Estimates
         ---------
         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Concentrations of Credit Risk
         -----------------------------
         The Company sells its products throughout the United States and extends credit to its customers. It also performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.

         Three customers of the Company accounted for 40%, 40%, and 10% of the Company's net sales for the year ended March 31, 2002. At March 31, 2002, amounts due from these customers were 46%, 17%, and 7%, respectively, of accounts receivable.

         Two customers of the Company accounted for 71% and 27% of the Company's net sales for the year ended March 31, 2001. At March 31, 2001, amounts due from these customers were 100% and 0%, respectively, of accounts receivable.

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. This statement is not applicable to the Company.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements (Continued)
         -----------------------------------------
         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company does not expect adoption of SFAS No. 142 to have a material impact, if any, on its financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. The Company does not expect adoption of SFAS No. 143 to have a material impact, if any, on its financial position or results of operations.

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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements (Continued)
         -----------------------------------------
         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.


NOTE 6 - PREPAID MEDIA

         In March 2000, the Company committed to issue 243,750 shares of common stock valued at $975,000 in exchange for prepaid media. In August 2000, the Company issued the committed shares along with an additional 450,941 shares of common stock. Per the original agreement, because the Company's stock price significantly decreased between March 2000 and August 2000, the Company was required to issue the additional shares of common stock for the same amount of prepaid media. The value of the media time was fully reserved at March 31, 2001 because it was uncertain whether the media provider would be able to fulfill his commitment. During the year ended March 31, 2002, the value of the media time was written off because it was determined that the media provider would not be able to fulfill his commitment.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 7 - PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2002 consisted of the following:

                  Furniture and fixtures                            $    68,966
                  Telephone equipment                                    91,017
                  Computer equipment                                    221,603
                  Leasehold improvements                                  6,575
                                                                    ------------

                                                                        388,161
                  Less accumulated depreciation and amortization        178,031
                                                                    ------------

                      TOTAL                                         $   210,130
                                                                    ============

         Depreciation and amortization expense for the years ended March 31, 2002 and 2001 was $240,161 and $244,955, respectively. For the year ended March 31, 2002, $155,483 of depreciation and amortization expense was related to discontinued operations.

         On April 10, 2001, the Company sold computer equipment valued at $1,125,000, which had not been put into service, back to the individual from whom it had been purchased in exchange for the return of 200,000 shares of the Company's common stock. The Company has recognized a loss of $981,000 on the sale for the year ended March 31, 2001. This transaction was recorded as of March 31, 2001.

         During the year ended March 31, 2002, the Company disposed of property and equipment with a cost of $1,094,746 and accumulated depreciation of $341,204. The Company recorded a loss of $753,542, which is included in loss on disposal of discontinued division.


NOTE 8 - NOTES PAYABLE

         Notes payable at March 31, 2002 consisted of the following:

                  Notes payable, interest at 10% per annum, unsecured,
                      due in May 2002 through March 2003                 $ 24,785

                  Notes payable, interest at 12% per annum, unsecured,
                      due in April 2002 through January 2003              125,000
                                                                         ---------

                                                                          149,785
                  Less current portion                                    149,785
                                                                         ---------

                           LONG-TERM PORTION                             $     --
                                                                         =========

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 8 - NOTES PAYABLE (CONTINUED)

         During April 2001, the Company paid off notes payable in the amounts of $47,000 and $30,000.

         On July 1, 2000, the Company entered into a note payable agreement for $52,500. The note is for a 20-month term and bears interest at 10% per annum. Principal and interest are due monthly. As of March 31, 2002, the balance on the note payable was $4,785. In May 2002, the outstanding balance on the note was paid in full.

         On September 10, 2001, the Company entered into an agreement to issue a promissory note, a warrant to purchase 1,000 shares of the Company's common stock, and 1,000 shares of the Company's common stock in exchange for gross proceeds of $10,000. The note is for a term of one year, bears interest at 10% per annum, requires monthly interest payments, and is unsecured.

         The warrant entitles the holder to purchase one share of the Company's common stock at $0.50 per share and expires three years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants and shares of common stock as a debt discount was calculated at $566 and will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the year ended March 31, 2002, the Company recognized $306 in interest expense related to the accretion of the debt discount.

         During the period October 30, 2001 through January 28, 2002, the Company entered into Subscription Agreements to issue certain units in exchange for gross proceeds of $125,000. The first unit was for $50,000 and consisted of a promissory note, a warrant to purchase 2,500 shares of the Company's common stock, and 18,750 shares of the Company's common stock. The second unit was for $15,000 and consisted of a promissory note, a warrant to purchase 1,500 shares of the Company's common stock, and 11,250 shares of the Company's common stock. Six other units were each for $10,000, and each unit consisted of a promissory note, a warrant to purchase 1,000 shares of the Company's common stock, and 7,500 shares of the Company's common stock. The $50,000 promissory note is for a six-month term, the $15,000 promissory note is for a one-year term, and the $10,000 promissory notes are for a term of one year. All of the notes bear interest at 12% per annum and are unsecured. In May 2002, the Company repaid $25,000 on the $50,000 promissory note. The note holder has extended the due date to July 2002 for the remaining principal balance of $25,000.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 8 - NOTES PAYABLE (CONTINUED)

         Each warrant entitles the holder to purchase one share of the Company's common stock at $0.20 per share and expires three years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants and shares of common stock as a debt discount was calculated at $26,678 and will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the year ended March 31, 2002, the Company recognized $7,247 in interest expense related to the accretion of the debt discount.

         On March 1, 2002, the Company entered into an agreement to issue a promissory note and a warrant to purchase 1,000 shares of the Company's common stock at $0.40 per share and expires three years from the date of issuance in exchange for gross proceeds of $10,000. The promissory note is for a term of one year, bears interest at 12% per annum, and is unsecured.


NOTE 9 - NOTES PAYABLE - RELATED PARTIES

         On January 22, 2001, the Company entered into a note payable with an advisory board member and shareholder for $50,000. The note is non-interest-bearing, is unsecured, and is due on demand. As of March 31, 2002, the outstanding balance on the note payable was $39,000.

         On April 1, 2001, as part of the acquisition of the Subsidiary by the Parent, two shareholders exchanged 2,200,000 shares of the Parent's common stock for two-year promissory notes, bearing interest at 10% per annum, in the amount of $220,000. At March 31, 2002, the shareholders had returned 1,528,000 shares, and these shares were canceled by the Company. Ownership of the remaining 672,000 shares of common stock was transferred to the majority shareholders of the subsidiary. The principal amount of the notes and accrued interest are due when the Company has raised cumulative gross proceeds from debt and/or equity financing of $5,000,000. If $5,000,000 has not been raised by the second anniversary date of the notes, the principal and accrued interest will be forgiven.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 9 - NOTES PAYABLE - RELATED PARTIES (CONTINUED)

         On November 1 and November 28, 2001, the Company entered into note agreements with a shareholder and an affiliate for $50,000 and $46,000, respectively. The notes bear interest at 5% per annum, are unsecured, and are due upon demand. Subsequent to March 31, 2002, the principal was repaid, and the interest accrued was forgiven by the note holders.

         On December 13, 2001, the Company entered into a note agreement for $50,000 with the Company's Chief Executive Officer. On January 9, 2002, March 7, 2002, and March 21, 2002, additional note agreements for $50,000, $150,000, and $50,000, respectively, were entered into with the Company's Chief Executive Officer. The note proceeds were used to fund the Company's business operations. The notes bear interest at 12% per annum, are unsecured, and are due upon demand.


NOTE 10 - CONVERTIBLE PROMISSORY NOTES

         Convertible promissory notes at March 31, 2002 consisted of the following:

                  Convertible promissory note, interest at 10% per annum,
                      unsecured, due on July 16, 2001. Subsequent to March 31,
                      2002, this note was paid in full                             $   10,000

                  Convertible promissory note, interest at 9.75% per annum,
                      secured by a personal guarantee by the Chief Executive
                      officer of the Company, due on March 29, 2004                   150,000

                  Convertible promissory notes, interest at 10% per annum,
                      secured by a lien upon certain leasehold interests in real property of the guarantor, due on March 15, 2003, net of
                      unamortized discount of $150,216                                737,284

                  Convertible promissory note, interest at 12% per annum,
                      secured by the Company's accounts receivable, general
                      intangibles, contracts, and contract rights, due on July
                      10, 2002, net of unamortized discount of $41,300                123,700
                                                                                   -----------

                                                                                    1,020,984
                  Less current portion                                                870,984
                                                                                   -----------

                           LONG-TERM PORTION                                       $  150,000
                                                                                   ===========

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 10 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         May 31, 1999
         ------------
         On May 31, 1999, the Company entered into a Subscription Agreement for 10, 10% Convertible Promissory Notes (the "Notes") for $50,000 each. The holders of the Notes have the option to convert the Notes at the earlier of the effective date of a registration statement or 120 days from the date of the Notes. The Notes are convertible at the lesser of $2.50 or 75% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The Company incurred offering costs of $50,000 in connection with the issuance of the Notes. The Company recorded deferred financing costs of $550,000, representing the difference between the $2.50 conversion price of the Notes and the Company's stock price of $5.25 on the issuance date. Such costs were charged to interest expense during the three months ended September 30, 1999 when the Notes first became eligible for conversion. Interest is due on each Note on January 1 and July 1. Principal and any unpaid interest are due on May 31, 2001 if the notes have not been converted prior to such date by either party to the Notes.

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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 10 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         November 27, 2000, December 15, 2000, and January 16, 2001
         ----------------------------------------------------------
         On November 27, 2000, December 15, 2000, and January 16, 2001, the Company entered into Subscription Agreements for gross proceeds of $100,000, $50,000, and $10,000, respectively. Each unit consisted of a convertible promissory note and a warrant to purchase one share of the Company's common stock for each dollar borrowed by the Company. The holders of the notes have the option to convert the notes at any time after the maturity date if the notes are not repaid in full or within 10 days after the Company notifies the holder of its intention to redeem the note, and the notes will be repaid by the Company at the earlier of the closing of a private placement of at least $2,500,000 in net proceeds or the maturity date. The notes are convertible at the offering price of the private placement of common stock commenced by the Company immediately after the issuance of the units, or $0.40 per share. The notes earn interest at 10% per annum, and the principal and any unpaid interest are due on May 27, 2001, June 15, 2001, and July 16, 2001, respectively.

         In accordance with generally accepted accounting principles, the difference between the conversion price of $0.40 and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first becomes convertible. The Company recognized interest expense of $59,819 and $92,744 in the accompanying statements of operations for the years ended March 31, 2002 and 2001, respectively.

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

         On June 20, 2001, the Company paid off the outstanding principal of $50,000 and accrued interest of $2,500 related to the note entered into on December 15, 2000.

         On June 14, 2002, the Company paid off the outstanding principal of $10,000 and accrued interest of $417 related to the note entered into on January 16, 2001.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 10 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         March 14, 2001, March 26, 2001, and March 27, 2001
         --------------------------------------------------
         On March 14, 2001, March 26, 2001, and March 27, 2001, the Company entered into Subscription Agreements for gross cash proceeds of $750,000, $650,000, and $125,000, respectively. Each unit consisted of a convertible promissory note and a warrant to purchase one share of the Company's common stock for each dollar borrowed by the Company. The holder of the note has the option to convert the note at any time after 90 days following the issuance date of the note. One of the holders of a note for $375,000 dated March 14, 2001 became a director of the Company on June 27, 2001.

         The Company has the option to redeem the notes at any time prior to the notes' maturity dates at 125% of the face value of the notes if the notes are redeemed within 90 days of the issuance dates of the notes or at 110% of the face value of the notes if the notes are redeemed more than 90 days from the issuance date of the notes. The notes are convertible at the lesser of 80% of the average closing price for the 20 trading days immediately preceding the conversion date or $0.40 per share. The notes earn interest at 10% per annum, and the remaining interest payments were due quarterly on November 15, 2001 and February 15, 2002. Principal and any unpaid interest were due on March 14, 2002, March 26, 2002, and March 27, 2000, respectively.

         In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the notes to the time at which the notes first become convertible. The Company recognized interest expense of $1,109,375 and $78,125 in the accompanying statements of operations for the years ended March 31, 2002 and 2001, respectively.

         Each warrant entitles the holder to purchase one share of the Company's common stock at $1 per share, and it expires three years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $228,750 and will be recognized as interest expense over the period until the notes mature or are converted. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the years ended March 31, 2001 and 2002, the Company recognized $0 and $228,750 in interest expense.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 10 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         March 14, 2001, March 26, 2001, and March 27, 2001 (Continued)
         --------------------------------------------------
         On March 22, 2002 and March 28, 2002, the $375,000 note issued to a director and the note for $125,000 issued on March 27, 2001, plus accrued interest on the notes of $29,486 and $7,273, respectively, were converted into 1,335,819 shares and 517,500 shares of common stock, respectively. At March 31, 2002, these amounts were included in common stock committed.

         April 25, 2001 and May 15, 2001
         -------------------------------
         On April 25, 2001, the Company received $350,000 under two Subscription Agreements, which were signed on March 26, 2001. On May 15, 2001, the Company entered into a Subscription Agreement for gross proceeds of $400,000. Each unit consisted of a convertible promissory note and a warrant to purchase one share of the Company's common stock for each dollar borrowed by the Company. The holder of the note has the option to convert the note at any time after 90 days following the issuance date of the note.

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

         In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the notes to the time at which the notes first become convertible. In connection with the issuance of the notes, the Company recorded interest expense of $652,174 in the statement of operations for the year ended March 31, 2002.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 10 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         April 25, 2001 and May 15, 2001 (Continued)
         -------------------------------
         Each warrant entitles the holder to purchase one share of the Company's common stock at $1 per share, and it expires three years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $97,826 and will be recognized as interest expense over the period until the notes mature or are converted. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the year ended March 31, 2002, the Company recognized $88,267 in interest expense related to the accretion of the debt discount.

         March 27, 2002
         --------------
         On March 27, 2002, the parties who entered Subscription Agreements on March 14, 2001, March 26, 2001, April 25, 2001, and May 15, 2001 (the
         "parties") for gross proceeds of $375,000, $650,000, $350,000, and
         $400,000, respectively, agreed to convert 50% of their convertible promissory notes in exchange for the following:

         o The issuance of additional warrants to purchase shares of the Company's common stock to each party equal to 10% of the number of warrants held by each party.

         o The exercise price on all of the warrants already held was reduced to $0.50 per share from $1 per share, and the exercise price on the new warrants is $0.50 per share.

         o The expiration date on the new warrants will be December 31, 2006, and the expiration date on the warrants previously issued to each party will be extended to December 31, 2006.

         o The parties agreed to extend the due dates on the remaining convertible promissory notes until March 15, 2003.

         o The Company will continue to make all of the quarterly interest payments on or before June 1, 2002, September 1, 2002, December 1, 2002, and March 1, 2003.

         o    All other terms and conditions will remain unchanged.

         o The Company will cause a third party to execute and deliver to each party a guarantee, which is secured by the guarantor by a lien upon a certain leasehold interest in the real property of the guarantor.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 10 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         March 27, 2002 (Continued)
         --------------
         The Company considers the above to constitute a new agreement with the above parties and therefore the notes are accounted for as new convertible promissory notes.

         In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of the notes is considered to be interest expense. The notes are convertible at the lesser of 80% of the average closing price for the 20 trading days immediately preceding the conversion date or $0.40 per share. At March 27, 2002, the Company's stock price was less than the conversion price of $0.40 per share; therefore, a beneficial conversion was not recognized as interest expense. However, at the date of conversion there may be a beneficial conversion depending on the prevailing stock prices at the date of conversion.

         The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $146,682 and will be recognized as interest expense over the period until the notes mature or are converted. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the year ended March 31, 2002, the Company recognized $1,662 in interest expense related to the accretion of the debt discount.

         January 10, 2002
         ----------------
         On January 10, 2002, the Company entered into a Subscription Agreement for gross proceeds of $165,000. Each unit consisted of a convertible promissory note and a warrant to purchase 462,000 shares of the Company's common stock. The holder of the note has the option to convert the note at any time after the issuance date of the note.

         The note is convertible at $0.24 per share and earns interest at 12% per annum with the principal and any unpaid interest due on July 10, 2002. The note is secured by accounts receivable, general intangibles, contracts, and contract rights of the Company.

         In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the notes to the time at which the notes first become convertible. The Company recognized interest expense of $95,486 in the statement of operations during the year ended March 31, 2002.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 10 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         January 10, 2002 (Continued)
         ----------------
         Each warrant entitles the holder to purchase one share of the Company's common stock at $0.24 per share, and it expires five years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $69,514 and will be recognized as interest expense over the period until the notes mature or are converted. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the year ended March 31, 2002, the Company recognized $28,214 in interest expense related to accretion of the debt discount.

         March 29, 2002
         --------------
         On March 29, 2002, the Company entered into an agreement for gross proceeds of $300,000 in exchange for a convertible note of $300,000 and warrants to purchase shares of the Company's common stock. The agreement calls for $150,000 to be paid immediately by the note holder to the Company, plus $150,000 to be paid once the note holder receives notification and verification that the registration statement for the conversion shares and the shares of common stock issuable upon exercise of the warrants has been declared effective by the SEC.

         Under the terms of the agreement, the holder may demand repayment of 150% of the principal amount of this note, together with all accrued and unpaid interest, in cash, at any time prior to the Company's registration statement being declared effective by the SEC or during the period that the Company's registration statement is not effective. Such a repayment is to be made within three business days of such demand. In addition to the above, the Company will immediately issue and pay to the holder 50,000 shares of the Company's common stock and $15,000 for each 30 day period, or portion thereof, during which the principal amount and accrued interest remains unpaid, with the monthly payment amount to increase to $20,000 for each 30 day period, or portion thereof, after the first 90 day period.

         If the holder does not demand repayment, the Company will immediately issue and pay to the holder 50,000 shares of the Company's common stock and $15,000 for each 30 day period, or portion thereof, that the registration statement is not effective, with the monthly payment amount to increase to $20,000 for each 30 day period, or portion thereof, after the first 120 day period.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 10 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         March 29, 2002 (Continued)
         --------------
         At any time after the registration statement has been declared effective by the SEC, the Company may redeem the note in whole in cash at 115% of the principal amount plus accrued and unpaid interest if the closing price of the Company's common stock is less than $0.45 on the date of redemption or 130% of the principal amount plus accrued and unpaid interest if the closing price of the Company's common stock is greater than $0.45 on the date of redemption

         The holder of the note has the option to convert the note at any time, either in whole or in part (in increments of $1,000) into shares of common stock. The number of shares of common stock into which the note may be converted is equal to the principal amount of the note plus any accrued and unpaid interest divided by the conversion price. The conversion price is equal to the lesser of 125% of the market price on the trading day immediately prior to the closing date or 76% of the lowest market price during the 30 trading days prior to the holders election to convert.

         In addition to the note, the Company granted to the holder warrants to purchase that number of shares of the Company's common stock equal to 10 times the number of shares of common stock issued to the holder from time to time pursuant to the conversion of the note. If the note is redeemed by the Company, the number of shares of common stock the holder will have the right to purchase under the warrant will be computed as if the holder had converted the entire remaining principal balance, fixed on the redemption date. Any warrants granted will expire on March 29, 2005.

         The note earns interest at 9.75% per annum. The principal and any unpaid interest are due on March 29, 2004 with interest payments due on the 15th day of each month. The note is secured by a personal guarantee by the Chief Executive Officer of the Company.


NOTE 11 - CONVERTIBLE PROMISSORY NOTES - RELATED PARTIES

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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 11 - CONVERTIBLE PROMISSORY NOTES - RELATED PARTIES (CONTINUED)

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

         On May 9, 2002, the note holder resigned as a director. As of June 7, 2002, the principal and accrued interest on the January notes had not been paid, and the Company is in default.


NOTE 12 - COMMITMENTS

         Leases
         ------
         The Company leased two offices in California under operating lease agreements that expired in April 2006. In February 2002, the Company entered into a settlement agreement with the landlord (a related party) in which one lease was converted into month-to-month from February 2002, and the other lease was terminated effective December 2001.

         The Company leases an office in Texas under an operating lease agreement that expires in May 2007. Rent expense was $112,632 and $134,310 for the years ended March 31, 2002 and 2001, respectively.

         The Company is the lessee in various other operating leases.

         The Company also leases certain telephone equipment under a capital lease, which requires fixed monthly payments.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 12 - COMMITMENTS (CONTINUED)

         Leases (Continued)
         ------
         Future minimum lease payments under operating and capital leases at March 31, 2002 were as follows:

                   Year Ending                                    Operating       Capital
                     March 31                                       Lease          Lease
                  --------------                                 -----------    -----------

                      2003                                       $  130,053     $   16,812
                      2004                                          115,469         14,186
                      2005                                          117,168             --
                      2006                                          119,958             --
                      2007                                          121,906             --
                      Thereafter                                     20,364             --
                                                                 -----------    -----------

                                                                 $  624,918         30,998
                                                                 ===========
                  Less amount representing interest                                  6,202
                                                                                -----------

                                                                                    24,796
                  Less current portion                                              12,872
                                                                                -----------

                           LONG TERM PORTION                                    $   11,924
                                                                                ===========

         Leased capital assets as of March 31, 2002 consisted of the following:

                  Telephone equipment                                           $   37,909
                  Less accumulated depreciation                                      6,956
                                                                                -----------

                      TOTAL                                                     $   30,953
                                                                                ===========

         For the years ended March 31, 2002 and 2001, depreciation expense related to capital leases amounted to $6,547 and $409, respectively.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 12 - COMMITMENTS (CONTINUED)

         Employment Agreements
         ---------------------
         On July 3, 2000, the Parent entered into a three-year employment agreement with its Chief Financial Officer. The annual salary for the officer is $180,000. In addition, the officer was granted options under the Company's 2000 Stock Option Plan to purchase 900,000 shares of common stock of the Company at an exercise price equal to the Company's stock price on April 10, 2001. 150,000 options vest 120 days after the date of the employment agreement, 175,000 options vest six months after the date of the employment agreement, 250,000 options vest 12 months after the date of the employment agreement, and 325,000 options vest 18 months after the date of the employment agreement. The officer is also entitled to a severance payment of $60,000 if he is terminated at any time during the employment term unless the termination is for certain specified reasons.

         On April 2, 2001, the Subsidiary entered into two-year employment agreements with its President and its Vice President. The annual salaries for the two officers are $120,000 each. In addition, each officer was granted options under the Company's 2000 Stock Option Plan to purchase 225,000 shares of common stock of the Company at an exercise price equal to the Company's stock price on the date of the employment agreements. For each officer, 25,000 options vest 120 days after the date of the employment agreements, 35,000 options vest six months after the date of the employment agreements, 50,000 options vest 12 months after the date of the employment agreements, and 115,000 options vest 18 months after the date of the employment agreements.

         On April 2, 2001, the Parent entered into a three-year employment agreement with its President/Chief Executive Officer. The annual salary for the officer is $180,000. In addition, the officer was granted options under the Company's 2000 Stock Option Plan to purchase 900,000 shares of common stock of the Parent at an exercise price equal to the Parent's stock price on April 10, 2001. 300,000 options vest 120 days after April 10, 2001, 300,000 options vest 18 months after April 10, 2001, and 300,000 options vest 30 months after April 10, 2001. The officer is also entitled to a severance payment equal to the amount of salary earned from the date of the employment agreement through the date of his termination if he is terminated at any time during the first 18 months of the employment term, or equal to the amount of salary remaining to be paid under the employment agreement if he is terminated at any time after the first 18 months of the employment term, unless the termination is for certain specified reasons. In December 2001, this employment agreement was terminated with cause, and all stock options granted expired in March 2002.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 12 - COMMITMENTS (CONTINUED)

         Consulting Agreements
         ---------------------
         On January 1, 2002, the Company entered into a one-year consulting agreement for general financial advisory and investment banking services. The agreement calls for monthly payments of $5,000 for the first three months and $7,000 per month thereafter. If this amount is paid in stock, then a premium of 20% is added. In the event that the consultant is involved in a capital raising transaction, the Company must pay 5% of the dollar amount of the transaction to the consultant. Either party can terminate the agreement after 90 days by giving the other party 15 days written notice.

         On January 31, 2002, the Company entered into a one-year consulting agreement for general financial advisory and investment banking services. The agreement calls for monthly payments of $7,500 in addition to the issuance 50,000 shares of the Company's common stock in two installments of 25,000 shares on February 6, 2002 and March 25, 2002, plus warrants to purchase 100,000 shares of the Company's common stock, which were issued on March 26, 2002. In the event that the consultant is involved in a capital raising transaction, the Company must pay 7.5% of the dollar amount of the transaction to the consultant at the closing of any transaction. In addition, upon the first and subsequent closings, the Company must issue stock to the consultant, with an aggregate value equal to 7.5% of the gross proceeds of the sales at such closing, with the stock being identical to the stock sold to the investors. Either party can terminate the agreement at any time by giving the other party 30 days written notice.

         On March 26, 2002, the Company entered into a two-year consulting agreement for general financial advisory and investment banking services. The agreement calls for monthly payments of $1,500. In the event that the consultant is involved in a capital raising transaction, the Company must pay $25,000 for amounts raised of $0 to $500,000; 5% of the capital raised for amounts raised of $500,000 to $5,000,000; and $250,000 plus 1% of all capital raised in excess of $5,000,000 for amounts raised above $5,000,000. In the event the consultant introduces the Company to a joint venture partner or customer and sales develop as part of the introduction, the Company must pay the consultant a fee of 2% of total sales generated. Either party can terminate the agreement at any time by giving the other party 30 days written notice.

         At March 31, 2002, none of the consultants have been involved in any capital raising transactions, and amounts are not payable.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 13 - SHAREHOLDERS' DEFICIT

         Preferred Stock
         ---------------
         The Company has 10,000,000 authorized shares of $0.0001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

         Convertible Series A Preferred Stock
         ------------------------------------
         The Company has 800,000 authorized shares of $0.0001 par value convertible Series A preferred stock. On April 11, 2000, the Company issued 800,000 shares of its voting convertible Series A preferred stock (the "Series A") to an investor for gross proceeds of $2,000,000. The Series A has a liquidation preference of $2.50 per share and carries a 15% cumulative dividend payable on each April 1 and October
         1. The Company has the right to redeem the Series A at any time after issuance at a redemption price of $2.70 per share, plus any accrued but unpaid dividends, except if the Company redeems the Series A within 60 days of issuance, the redemption price shall be $2.50. The Series A is convertible into shares of common stock as determined by dividing $2.50 by 60% of the average closing bid price of the Company's common stock for the 10 trading days prior to the conversion. On May 19, 2000, the Company redeemed 160,000 shares of the Series A for $400,000.

         At March 31, 2002, there were dividends in arrears of $241,028, or $0.38 per share, on the Series A.

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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 13 - SHAREHOLDERS' DEFICIT (CONTINUED)

         Convertible Series B Preferred Stock (Continued)
         ------------------------------------
         In May 2001, an investor in the Company's convertible Series B preferred stock rescinded its acquisition and returned 13,333 shares and warrants for the purchase of 13,333 shares of common stock to the Company in exchange for the return of its investment of $10,000.

         At March 31, 2002, there were dividends in arrears of $17,869, or $0.03 per share, on the Series B.

         Payment of Dividends
         --------------------
         On May 24, 2001 and June 4, 2001, the Company declared and paid dividends of $120,000 and $120,000, respectively, on the Company's Series A. On April 18, 2001, the Company declared and paid dividends of $24,698 on the Company's Series B.

         Common Stock
         ------------
         During the year ended March 31, 2002, the Company completed the following:

         o In May 2001, the Company issued 250,000 shares of common stock in a private placement for gross proceeds of $100,000.

         o During June 2001, the Company issued 475,000 shares of common stock valued at $190,000 as part of a private placement that had been committed at March 31, 2001.

         o In August 2001, the Company issued 200,000 units in a private placement for gross proceeds of $200,000. Each unit consisted of four shares of the Company's common stock and a warrant to purchase one share of the Company's common stock. The warrant has an exercise price of $0.70 per share, vests immediately upon issuance, and expires three years from the date of issuance. The Company allocates the proceeds received from equity with detachable warrants using the relative fair value of the individual elements at the time of issuance. Of the $200,000 received, $61,111 has been allocated to the issuance of warrants.

         o On January 6, 2001 the Company signed a stock purchase agreement for the sale of up to 5,000,000 shares of restricted common stock at 40% of the daily market quotation as listed on the American Stock exchange. At no time is the sale of restricted common stock required if the daily market quotation as listed on the American Stock Exchange falls below $1.125 per share. During September and October 2001, the Company sold 745,398 shares of restricted common stock for gross proceeds of $50,000. Subsequent to March 31, 2002, $21,010 has been collected and is included in subscription receivable at March 31, 2002. The balance of $28,990 is not considered to be collectable and has been netted against additional paid-in capital.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 13 - SHAREHOLDERS' DEFICIT (CONTINUED)

         Common Stock (Continued)
         ------------
         During the year ended March 31, 2001, the Company completed the following:

         o In April and May 2000, the Company sold 3,740 and 263,000 shares, respectively, of common stock and 1,870 and 131,500 warrants, respectively, for $9,350 and $657,500, respectively, related to a private placement memorandum dated April 3, 2000, offering up to 2,000,000 shares of common stock at $2.50 per share for $5,000,000.

         o In June 2000, the Company committed to issue 20,000 shares of common stock for gross proceeds of $50,000.

         o In March 2000, the Company committed to issue 243,750 shares of common stock valued at $975,000 in exchange for prepaid media. In August 2000, the Company issued the committed shares along with an additional 450,941 shares of common stock. Per the original agreement, since the Company's stock price significantly decreased between March 2000 and August 2000, the Company was required to issue the additional shares of common stock for the same amount of prepaid media.

         o In November 2000, the Company issued 249,818 shares of common stock in a private placement for gross proceeds of $99,928 and committed to issue 37,500 shares of common stock for gross proceeds of $15,000.

         o In January 2001, the Company issued 100,000 shares of common stock in a private placement for gross proceeds of $40,000.

         o In January, February, and March 2001, the Company committed to issue 250,000, 125,000, and 100,000 shares, respectively, of common stock for gross proceeds of $100,000, $50,000, and $40,000, respectively.

         o The Company sold computer equipment on April 10, 2001 valued at $1,125,000, which had not been put into service, back to the individual from whom it had been purchased in exchange for the return of 200,000 shares of the Company's common stock, incurring a loss on sale of property and equipment of $981,000. This transaction was recorded as of March 31, 2001.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 13 - SHAREHOLDERS' DEFICIT (CONTINUED)

         Common Stock for Services Rendered
         ----------------------------------
         During the year ended March 31, 2002, the Company completed the following:

         o In April 2001, the Company issued 400,000 shares of common stock for services rendered valued at $32,000, which was the fair market value of the services rendered.

         o In August 2001, the Company issued 250,000 shares of common stock as a prepayment for services rendered valued at $12,000, which was the fair market value of the services rendered.

         o In September 2001, the Company issued 300,000 shares of common stock, in consideration for a third party guaranteeing with a parcel of land the party owned, convertible promissory notes of $650,000, $350,000 and $400,000, which were issued on March 26,
              2001, April 25, 2001 and May 15, 2001, respectively. The guarantee was valued at $30,000, which is the fair market value of the services rendered.

         o In October 2001, the Company issued 180,000 shares of common stock for services rendered valued at $28,000, which was the fair market value of the services rendered.

         o In November 2001, the Company issued 150,000 shares of common stock for services rendered valued at $25,000, which was the fair market value of the services rendered.

         o In December 2001, the Company issued 538,857 shares of common stock for services rendered valued at $36,686, which was the fair market value of the services rendered.

         o In February and March 2002, the Company issued 50,000 shares of common stock, in two installments of 25,000 shares as a prepayment for services rendered valued at $15,500, which was the fair value of the services rendered.

         During the year ended March 31, 2001, the Company completed the following:

         o In July 2000, the Company issued 2,000 shares of common stock for services rendered valued at $1,000, which was the fair market valued of the services rendered.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 13 - SHAREHOLDERS' DEFICIT (CONTINUED)

         Common Stock for Services Rendered (Continued)
         ----------------------------------

         o In October 2000, the Company issued 1,000,000 and 310,000 shares of common stock as prepayment for services rendered valued at $75,000 and $23,250, respectively, which was the fair market value of the services rendered.

         o In November 2000, the Company issued 150,000 shares of common stock as prepayment for services rendered valued at $11,250, which was the fair market value of the services rendered.

         Common Stock Issued for Financing Costs
         ---------------------------------------
         On April 11, 2000, as part of the amendment to Subscription Agreements with certain note holders, the Company converted the unpaid principal of the notes and liquidated damages into 224,000 shares of common stock and agreed to issue additional shares to the note holders under certain circumstances.

         Per the amendment to the Subscription Agreements, within three days of the sale of the conversion shares by the note holder, the note holder must send confirmation of the sale of the shares to the Company. If the closing bid price of the Company's stock on the sale date is less than $4, the note holder will be issued shares of common stock equal to the number of shares sold by the note holder divided by the sale price. During the year ended March 31, 2002, the Company received notification from the note holders that the 224,000 conversion shares had been sold, and the Company recorded an expense of $2,123,423 for the value of the additional 3,725,895 shares of common stock issued, which is included in financing costs in the accompanying consolidated statement of operations.

         Common Stock for Lock-Up Agreements
         -----------------------------------
         During the three months ended June 2001, September 30, 2001, and December 31, 2001, the Company issued 72,736, 123,950, and 607,830 shares of common stock valued at $33,785, $60,224, and $146,596, respectively. This stock was issued to certain purchasers of the Company's common stock as consideration for the purchasers to enter into lock-up agreements for the sale of their shares of common stock for a period of one year. The cost of the issuance of the shares was recognized as a financing cost in the statement of operations.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 13 - SHAREHOLDERS' DEFICIT (CONTINUED)

         Subsidiary Stock Options
         ------------------------
         On June 13, 2000, the Subsidiary granted options to purchase 813,294 shares of the Subsidiary's common stock to certain officers. The options had an exercise price of $0.01, expired 90 days after vesting, and vested as follows: 255,339 on January 1, 2001, 314,027 on January 1, 2002, 198,401 on January 1, 2003, and 45,527 and January 1, 2004.
         The vesting is accelerated if certain events occur, one of which is the acquisition of more than 50% of the outstanding stock of the Subsidiary.

         Effective March 30, 2001 and with a closing date of April 2, 2001, all the issued and outstanding shares of the Subsidiary were acquired by the Parent. As part of this acquisition, all of the stock options vested as of that date, and all of the stock options were exercised by the officers on that date in exchange for notes receivable from the officers. In addition, the Subsidiary forgave the notes receivable on March 30, 2001. The shares issued upon exercise of the stock options were then acquired by the Parent.

         Stock Options
         -------------
         In August 1999, the Company implemented its 1999 Stock Option Plan (the "1999 Plan"). In August 2000, the Company's Board of Directors approved the 2000 Stock Option Plan (the "2000 Plan"), which amends and restates the 1999 Plan. Under the 2000 Plan, the maximum aggregate number of shares which may be granted is 4,000,000. The exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying period and expire 10 years form the date of vesting. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting.

         During the years ended March 31, 2002 and 2001, the Company granted 2,385,000 and 1,523,300 non-qualified stock options, respectively, to certain employees that may be exercised at prices ranging between $0.24 and $4.34. No non-qualified stock options were granted to non-employees during this period.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 13 - SHAREHOLDERS' DEFICIT (CONTINUED)

         Stock Options (Continued)
         -------------
         The following table summarizes certain information relative to stock options:

                                                 2000 Stock Option Plan        Outside of Plan
                                                ------------------------   -----------------------
                                                               Weighted-                 Weighted-
                                                               Average                    Average
                                                               Exercise                   Exercise
                                                   Shares       Price        Shares        Price
                                                -----------   ----------   -----------   ---------
                  Outstanding, March 31, 2000    1,278,250    $    4.27     1,050,250    $   2.22
                  Granted                        1,523,300    $    1.91            --    $     --
                  Exercised                        (52,500)   $    4.20            --    $     --
                  Forfeited/canceled            (1,214,050)   $    4.07            --    $     --
                                                -----------   ----------   -----------   ---------

                  Outstanding, March 31, 2001    1,535,000    $    2.09     1,050,250    $   2.22
                  Granted                        2,385,000    $    0.97            --    $     --
                  Forfeited/canceled            (1,020,000)   $    0.78            --    $     --
                                                -----------   ----------   -----------   ---------

                  OUTSTANDING, MARCH 31, 2002    2,900,000    $    1.63     1,050,250    $   2.22
                                                ===========   ==========   ===========   =========

                  EXERCISABLE, MARCH 31, 2002    1,812,500    $    2.59     1,029,417    $   2.27
                                                ===========   ==========   ===========   =========

         The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at March 31, 2002 was 6.96 years and $1.79, respectively. The exercise prices for the options outstanding at March 31, 2002 ranged from $0.04 to $10, and information relating to these options is as follows:

                                                                       Weighted-    Weighted-
                                                          Weighted-     Average      Average
                                                          Average      Exercise      Exercise
             Range of         Stock         Stock        Remaining     Price of      Price of
             Exercise        Options       Options      Contractual     Options      Options
              Prices       Outstanding   Exercisable        Life      Outstanding   Exercisable
         ---------------   -----------   -----------   ------------   -----------   -----------

         $  0.04 - 2.00     2,536,250     1,568,750     8.59 years    $     1.27    $     1.31
         $  2.01 - 4.00       547,500       427,500     3.90 years    $     3.11    $     3.17
         $ 4.01 - 10.00       866,500       845,667     4.14 years    $     4.27    $     4.27
                           -----------   -----------
                            3,950,250     2,841,917
                           ===========   ===========

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 13 - SHAREHOLDERS' DEFICIT (CONTINUED)

         Stock Options (Continued)
         -------------
         The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB Opinion No. 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended March 31, 2002 and 2001 would have been increased to the pro forma amounts indicated below:

                                                         2002          2001
                                                     ------------   ------------

                  Net loss as reported               $(8,417,417)   $(7,935,649)
                  Net loss, pro forma                $(9,563,449)   $(9,411,535)
                  Basic loss per share as reported   $     (0.19)   $     (0.19)
                  Basic loss per share, pro forma    $     (0.21)   $     (0.22)

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended March 31, 2002 and 2001: dividend yields of 0% and 0%, respectively; expected volatility of 140% and 100%, respectively; risk-free interest rates of 4.2% and 5.5%, respectively; and expected lives of 2.4 and 1.5 years, respectively.

         For options granted during the year ended March 31, 2002 where the exercise price was greater than the stock price at the date of the grant, the weighted-average fair value of such options was $0.82, and the weighted-average exercise price of such options was $1.25. For options granted during the year ended March 31, 2002 where the exercise price was equal to the stock price at the date of grant, the weighted-average fair value of such options was $0.58, and the weighted-average exercise price of such options was $0.82. No options were granted during the year ended March 31, 2002 where the exercise price was less than the stock price at the date of grant.

         For the years ended March 31, 2002 and 2001, the Company recorded unearned compensation expense of $0 and $180,000, respectively, for options issued below the deemed fair value for accounting purposes.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 13 - SHAREHOLDERS' DEFICIT (CONTINUED)

         Stock Options (Continued)
         -------------
         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Warrants for Lock-Up Agreements
         -------------------------------
         During June, July, and August 2000, the Company issued 85,000, 26,100, and 188,659 warrants, respectively, to certain purchasers of the Company's common stock as consideration for the purchasers to enter into lock-up agreements for the sale of their shares of common stock. The warrants have an exercise price of $0.75, vest immediately, and expire three years from the date of issuance. The warrants were valued at $121,523 using the Black-Scholes option pricing model and were recognized as a financing cost in the statement of operations for the year ended March 31, 2001.

         On April 27, 2001, the Company issued warrants to purchase 670,000 shares of the Company's common stock as consideration for the purchasers to enter into lock-up agreements for the sale of their shares of common stock for a period of 18 months. The warrants have an exercise price of $1, vest immediately, and expire three years from the date of issuance. The warrants were valued at $11,520 using the Black-Scholes option pricing model and were recognized as a financing cost for the year ended March 31, 2002.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 14 - INCOME TAXES

         The tax effects of temporary differences that give rise to deferred taxes at March 31, 2002 were as follows:

                  Deferred tax assets
                      United States net operating loss carryforwards     $ 4,260,094
                      Prepaid services                                        19,143
                      Prepaid media                                          417,690
                      Employee severance                                       4,935
                      Allowance for doubtful accounts                         81,821
                                                                         ------------

                           Total deferred tax assets                       4,783,683
                                                                         ------------

                  Deferred tax liabilities
                      Liquidating damages                                     25,604
                      Options issued as compensation                          77,112
                      Options and warrants issued for services rendered       34,593
                      Property and equipment                                  59,548
                                                                         ------------

                           Total deferred tax liabilities                    196,857
                                                                         ------------

                  Gross deferred tax assets                                4,586,826

                  Valuation allowance                                     (4,586,826)
                                                                         ------------

                               NET DEFERRED TAX ASSETS                   $        --
                                                                         ============

         The valuation allowance decreased by $407,837 during the year ended March 31, 2002 and increased by $2,233,318 during the year ended March 31, 2001. All other deferred tax assets were immaterial. No provision for income taxes for the years ended March 31, 2002 and 2001 is required since the Company incurred losses during such years. At March 31, 2002, the Company had approximately $11,531,000 and $5,763,000 in federal and state net operating loss carryforwards, respectively, attributable to losses incurred since the Company's inception that may be offset against future taxable income through 2012 and 2022, respectively.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 14 - INCOME TAXES (CONTINUED)

         Income tax expense was $0 for the years ended March 31, 2002 and 2001 and differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                                          2002        2001
                                                                        --------    --------

                  Computed "expected" tax benefit                          34.0%       34.0%
                  Increase in income taxes resulting from
                      Interest expense from beneficial conversion
                           feature                                         (3.0)       (5.7)
                      Stock and warrants for financing costs              (10.9)         --
                      Return to provision adjustment                        4.2         5.0
                      Change in the beginning-of-the-year balance
                           of the valuation allowance for deferred tax
                           assets allocated to income tax expense         (26.2)      (34.7)
                  State income taxes                                        1.9        (2.2)
                  Other                                                      --         3.6
                                                                        --------    --------

                               TOTAL                                    $    -- %   $    -- %
                                                                        ========    ========


NOTE 15 - RELATED PARTY TRANSACTIONS

         On March 1, 2000, the Company entered into a consulting agreement with a member of the Advisory Board of the Company. The agreement is for six months and is renewable for a second, six-month term. As consideration for consulting services, the Company is to issue options to purchase 7,500 shares of the Company's common stock at the beginning of each quarter. The agreement was not renewed for a second, six-month term at September 30, 2000. For the years ended March 31, 2002 and 2001, the Company recorded consulting expense of $0 and $860, respectively, related to this consulting agreement.

         During the years ended March 31, 2002 and 2001, the Company paid $108,519 and $515,560, respectively, to a company whose shareholder is a shareholder/director of the Company for business management services rendered.

         During the years ended March 31, 2002 and 2001, the Company paid consulting expense totaling $144,000 and $20,662, respectively, to various shareholders and related parties.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 15 - RELATED PARTY TRANSACTIONS (CONTINUED)

         On July 12, 2000, the Parent issued a promissory note for $1,127,500 to purchase certain capitalized software valued at $1,040,000 and telephone equipment valued at $87,500. The note was issued to an affiliated company whose significant shareholders are also significant shareholders of the Company. On April 2, 2001, the Company refinanced the note payable with the affiliate. The new note is for $1,315,000, which includes the previous note for $1,127,500, accrued interest for $136,000, and $51,500 of the amount due to a related party as of March 31, 2001. In December 2001, the software and equipment was written off as part of the disposal of the ASP operations. As of March 31, 2002, the outstanding balance on the note payable was $1,024,400, which is included in net liabilities of discontinued operations.

         During the years ended March 31, 2002 and 2001, the Parent received capital contributions of $0 and $261,479, respectively, from the affiliated company from which it purchased certain capitalized software and telephone equipment. The contributions were used for general operating purposes.

         During the year ended March 31, 2002, the Company paid rent expense totaling $68,000 to an affiliated company, which is owned by significant shareholders of the Company. As of March 31, 2002, the Company had an accounts payable balance of $21,000 due to the affiliated company.

         During the year ended March 31, 2002, the Company received $667,721 in revenue through its discontinued ASP operations from an affiliated company whose director is an officer and significant shareholder of the Company.


NOTE 16 - SUBSEQUENT EVENTS

         Repayment of Notes Payable - Related Parties
         --------------------------------------------
         The principal on promissory notes with two shareholders for $50,000 and $46,000 was repaid subsequent to March 31, 2002. The accrued interest was forgiven by the note holders.

         Issuance of Promissory Notes
         ----------------------------
         In April 2002, the Company entered into Subscription Agreements for gross proceeds of $30,000. Each of the three $10,000 units consisted of a promissory note and a warrant to purchase 1,000 shares of the Company's common stock. The promissory notes are for a term of one year, bear interest at 10% per annum, and are unsecured. Each warrant entitles the holder to purchase one share of the Company's common stock at $0.40 per share and expires three years from the date of issuance.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2002

--------------------------------------------------------------------------------


NOTE 16 - SUBSEQUENT EVENTS (CONTINUED)

         Issuance of Convertible Promissory Notes
         ----------------------------------------
         On May 7, 2002 through June 5, 2002, the Company entered into Subscription Agreements in exchange for gross proceeds of $220,000. The units issued consisted of seven convertible promissory notes and warrants to purchase 159,000 shares of the Company's common stock. The holders of five of the promissory notes for a total of $80,000 have the option to convert the notes at any time after 31 days following the issuance date of the note. The holders of two of the promissory notes for a total of $140,000 have the option to convert the notes at any time after 91 days following the issuance date of the note.

         The Company has the option to redeem $80,000 of the notes at any time prior to the notes' maturity date at 105% of the face value of the note, plus accrued interest, if any, at any time prior to the maturity date. The notes are convertible at 80% of the average closing price for the 20 trading days immediately preceding the conversion date, but not less than $0.20 per share (for $10,000 of the notes) or $0.13 per share (for $70,000 of the notes). The notes earn interest at 10% per annum, the principal and any unpaid interest are due one year following the issuance date of the note, and interest is payable in cash on June 1, 2002, September 1, 2002, December 1, 2002, and March 1, 2003.

         The Company has the option to redeem $140,000 of the notes at any time prior to the notes' maturity date at 110% of the face value of the notes if the notes are redeemed within 90 days of the issuance date of the notes, or at 105% of the face value of the notes if the notes are redeemed more than 90 days from the issuance date of the notes. The notes are convertible at 80% of the average closing price for the 20 trading days immediately preceding the conversion date, but not less than $0.15 per share. The notes earn interest at 10% per annum, the principal and any unpaid interest are due one year following the issuance date of the notes, and interest is payable in cash on September 1, 2002, December 1, 2002, and March 1, 2003.

         The warrants to purchase 159,000 shares of the Company's common stock are exercisable at prices ranging from $0.19 to $0.22 per share and expire three years from the date of issuance.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Our executive officers and director, their ages as of May 31, 2002 and present positions held with US Dataworks, are as follows:

         Name                           Age     Position(s)
         ----                           ---     -----------
         Charles E.  Ramey              60      Chief Executive Officer and Director
         Terry Stepanik                 51      President and Chief Operating Officer
         Richard Shapiro                43      Executive Vice President and Chief Financial Officer
         Mario Villarreal               33      Vice President of Technology and Chief Technical Officer
         Stanton Dodson                 38      Chairman of the Board
         Joe Abrell                     68      Director
         John O. Cooper                 42      Director
         Raymond Wong                   42      Director

     CHARLES E. RAMEY has served as a director since July 2001 and became our Chief Executive Officer in December 2001. Prior to joining US Dataworks, Mr. Ramey was President and co-founded PaymentNet Inc., now Signio Inc., an ASP solution-provider to non-profit organizations, from April 1996 to December 1998. In February 2000, Signio was acquired by VeriSign Inc.

     TERRY STEPANIK has served as our President and Chief Operating Officer since April 2001. In November 1997, Mr. Stepanik co-founded of US Dataworks, Inc., a Delaware corporation, which we acquired in April 2001, and served as its President from November 1997 to April 2001. From April 1994 to November 1997 Mr. Stepanik was the Senior Project Manager for TeleCheck Services, Inc., a provider of paper and electronic check services.

     RICHARD SHAPIRO has served as our Executive Vice President and Chief Financial Officer since July 2000. Prior to joining US Dataworks, he served as Chief Financial Officer and a director at Allstate Communications, Inc., a telecommunications company, from November 1993 to July 2000.

     MARIO VILLARREAL has served as our Vice President of Technology and Chief Technical Officer since April 2001. In November 1997, he co-founded US Dataworks, Inc., a Delaware corporation, and served as its Vice President from November 1997 to April 2001. From June 1991 to May 1997, Mr. Villarreal served as Manager of Systems Architecture Group at TeleCheck Services, Inc.

     STANTON DODSON is co-founder of our predecessor, Sonicport, Inc., and has served as our Chairman of the Board since July 1998. From March 1994 to July 1998, Mr. Dodson has served as President of Global MediaNet Corporation, a software publisher. He also co-founded Transglobal Capital Corporation, a NASD-licensed securities broker-dealer, in August 1994 that he oversaw until he sold the business in March 1997.

     JOE ABRELL has served as a director since October 1999. He has served as a consultant at PrimeCo Personal Communications, a wireless technology company, July 1997 until his retirement in December 1999. From July 1986 to December 1999, he operated his own public relations and marketing firm, Joe Abrell, Inc.

     JOHN O. COOPER has served as a director since April 1999. He also served as our President and Chief Executive Officer from April 2001 to December 2001. Mr. Cooper joined Allstate Communications, Inc. in January 1996 as its Chief Operating Officer and served as its President and Chief Technical Officer from January 1997 to April 2001.

     RAYMOND WONG has served as a director since October 1999. Mr. Wong founded WOSTECH Company, a consulting company, in 1990 where he serves as President. From January 1998 to December 1999, Mr. Wong served as a manufacturing and process engineering manager for Microwave dB Inc. Mr. Wong also serves on the board of directors for Powerski International Corp.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING REQUIREMENT

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish us with copies of all such forms that they file.

     Based solely on our review of copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, we believe that all of our officers, directors and greater than 10% beneficial owners complied with all
Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2002, except as provided below.

Rider 16

     Messrs. Ramey, Shapiro, Stepanik, Villarreal, Dodson, Abrell and Wong each filed a late Form 5 for fiscal 2002 that disclosed five transactions, two transactions, for transactions, four transactions, three transactions, five transactions and seven transactions, respectively. Messrs. Shapiro, Dodson, Abrell, Cooper and Wong filed a late Form 3 that disclosed one transaction, two transactions, three transactions, three transactions and three transactions. Mr. Cooper failed to file a Form 5 for fiscal 2000 and fiscal 2001 that would have disclosed four transactions and one transaction, respectively.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth compensation for services rendered in all capacities to US Dataworks for the three fiscal years ended March 31, 2002 for our Chief Executive Officer as of March 31, 2002, all individuals who served as our chief executive officer during fiscal 2002, and the three other most highly compensated executive officers as of March 31, 2002 whose total annual salary and bonus for fiscal 2002 exceeded $100,000 (collectively, the "Named Officers").

                                                                                         LONG-TERM
                                                                                         COMPENSATION
                                                                                            AWARDS
                                                            ANNUAL COMPENSATION      SECURITIES UNDERLYING      ALL OTHER
             NAME AND PRINCIPAL POSITION       YEAR        SALARY($)      BONUS($)         OPTIONS(#)        COMPENSATION ($)
             ---------------------------       ----        ---------      --------         ----------        ----------------
       Charles E. Ramey.....................   2002        $52,500(1)       --                30,000               --
         Chief Executive Officer               2001          --             --                --                   --
                                               2000          --             --                --                   --

       John O. Cooper.......................   2002         92,492(2)       --               900,000(3)            --
         Former Chief Executive Officer        2001          --             --                60,000               --
                                               2000          --             --                55,000               --

       Terry Stepanik.......................   2002        158,792(4)       --               225,000               --
         President and                         2001          --             --                --                   --
         Chief Operating Officer               2000          --             --                --                   --

       Richard Shapiro......................   2002        144,000(5)                         --                   --
         Executive Vice President and          2001        101,827          --               900,000               --
         Chief Financial Officer               2000          --             --                --                   --

       Mario Villarreal.....................   2002        115,385          --               225,000              3,460
         Vice President and                    2001          --             --                --                   --
         Chief Technical Officer               2000          --             --                --                   --

----------------


(1) Mr. Ramey joined us in December 2001. During fiscal 2002, he was paid $3,500 and has an accrued balance of $49,000.

(2) Mr. Cooper served as our Chief Executive Officer from April 2001 to December 2001. During fiscal 2002, he was paid $44,615 and has an accrued balance of $47,877.

(3) Mr. Cooper's option had vested as to 300,000 shares at the time of his termination. He did not exercise this option and the option was forfeited pursuant to our 2000 Stock Option Plan.

(4)      Includes $38,792 paid in sales commissions.

(5) During fiscal 2002, Mr. Shapiro was paid $48,115 and has an accrued balance of $95,885.

STOCK OPTIONS

     The following tables summarize option grants to, and exercises by, the Named Officers during fiscal 2002, and the value of the options held by each such person at the end of fiscal 2002.

                                            OPTION GRANTS IN LAST FISCAL YEAR

                                                                                     INDIVIDUAL GRANTS
                                                             -----------------------------------------------------------
                                                               NUMBER OF
                                                               SECURITIES  % OF TOTAL OPTIONS
                                                               UNDERLYING      GRANTED TO       EXERCISE
                                                                 OPTIONS      EMPLOYEES IN       PRICE        EXPIRATION
NAME                                                             GRANTED      FISCAL YEAR(1)     ($/SH)          DATE
----                                                             -------      --------------     ------          ----
Charles E. Ramey..........................................        15,000             *           $ 0.54         4/03/11
Charles E. Ramey..........................................        15,000             *             0.24        10/03/11
John O. Cooper(2).........................................       900,000            57%            0.72         4/10/11
Terry Stepanik(3).........................................       225,000            14             1.10         4/02/11
Richard Shapiro...........................................         --               --             --             --
Mario Villarreal(3).......................................       225,000            14             1.10         4/02/11
-------------------

     * Amount represents less than 1%.

(1)      Based on a total of 1,570,000 options granted to employees in fiscal
         2002.

(2) The option vest over two and one half years in accordance with the following schedule: 300,000 shares vest 120 days, 18 months and 30 months after April 10, 2001. Mr. Cooper was terminated as President and Chief Executive Officer in December 2001. This option was not exercised and forfeited pursuant to our 2000 Stock Option Plan.

(3) The options vest over an 18 month period in accordance with the following schedule: 25,000 shares, 35,000 shares, 50,000 shares and 115,000 shares vest 120 days, 6 months, 12 months and 18 months, respectively, after April 2, 2001.


                                            AGGREGATE FISCAL YEAR-END OPTION VALUES

                                                                  NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED OPTION       VALUE OF UNEXERCISED
                                                                         HELD AT                   IN-THE-MONEY OPTIONS AT
                                                                     MARCH 31, 2002 (#)            MARCH 31, 2002 ($) (1)
                              SHARES ACQUIRED       VALUE      -----------------------------     -----------------------------
NAME                          ON EXERCISE (#)    REALIZED ($)  EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                          ---------------    ------------  -----------     -------------     -----------     -------------
Charles E. Ramey..........          --               --           30,000            --              $750              --
John O. Cooper(2).........          --               --          415,000          600,000            --               --
Terry Stepanik............          --               --           60,000          165,000            --               --
Richard Shapiro...........          --               --          900,000            --               --               --
Mario Villarreal..........          --               --           60,000          165,000            --               --
---------------

(1) Calculated on the basis of the fair market value of the underlying securities at March 28, 2002 ($0.29 per share) as reported on the American Stock Exchange minus the exercise price.

(2) Mr. Cooper was terminated in December 2001 and 300,000 shares of the 415,000 exercisable shares were forfeited pursuant to our 2000 Stock Option Plan, as did the 600,000 unexercisable shares.

COMPENSATION OF DIRECTORS

     We reimburse each non-employee director for reasonable expenses (such as travel and out of pocket expenses) incurred while attending meetings of the Board of Directors. Prior to January 2002, each non-employee director received an option to purchase 15,000 shares of our common stock on the first day of each quarter of the fiscal year at an exercise price equal to the fair market value of our common stock on the date of grant. Beginning January 2002, members of the Board of Directors no longer receive stock options.


EMPLOYMENT AGREEMENTS

     On July 3, 2000, we entered into an employment agreement with Richard Shapiro, pursuant to which Mr. Shapiro is employed as our Chief Financial Officer at an annual base salary of $180,000 per year. Pursuant to the terms of the agreement, Mr. Shapiro received an option to purchase 900,000 shares of our common stock at an exercise price of $1.50 per share. The option vests over an 18 month period in accordance with the following schedule: 150,000 shares, 175,000 shares, 250,000 shares and 325,000 shares vest 120 days, 6 months, 12 months and 18 months, respectively, from the effective date of the agreement. If Mr. Shapiro's employment is terminated prior to July 3, 2003, Mr. Shapiro will receive an aggregate of $60,000 as a severance bonus unless his termination is due to his breach or neglect of his duties, mental or physical incapacitation, death, conviction of a felony involving moral turpitude, or in the event we cease to exist.

     On April 2, 2001, we entered into an employment agreement with John O. Cooper, pursuant to which Mr. Cooper was employed as our President and Chief Executive Officer at an annual base salary of $180,000 per year. Pursuant to the terms of the agreement, Mr. Cooper received an option to purchase 900,000 shares of our common stock at an exercise price of $1.10 per share. The option vests over two and one half years in accordance with the following schedule: 300,000 shares vest 120 days, 18 months and 30 months after April 10, 2001. On December 3, 2001, the Board of Directors terminated Mr. Cooper's employment. Pursuant to the terms of this agreement, Mr. Cooper did not receive a severance bonus. In accordance with our 2000 Stock Option Plan, Mr. Cooper's option to purchase 900,000 shares of our common stock was forfeited.

     On April 2, 2001, we also entered into an employment agreement with Terry Stepanik, pursuant to which he is employed as our President at an annual base salary of $120,000. Pursuant to the terms of the agreement, Mr. Stepanik received an option to purchase 225,000 shares of our common stock at an exercise price of $1.10 per share. The option vests over an 18 month period in accordance with the following schedule: 25,000 shares, 35,000 shares, 50,000 shares and 115,000 shares vest 120 days, 6 months, 12 months and 18 months, respectively, from the effective date of the agreement. Mr. Stepanik is also entitled to receive 6% sales commissions on all sales generated primarily through his own efforts, 2% sales commission generated by our business partners and 1% sales commission on sales generated by any sales person under his direct supervision.

     On April 2, 2001, we also entered into an employment agreement with Mario Villarreal, pursuant to which he is employed as our Vice President at an annual base salary of $120,000. Pursuant to the terms of the agreement, Mr. Villarreal received an option to purchase 225,000 shares of our common stock at an exercise price of $1.10 per share. The option vests over an 18 month period in accordance with the following schedule: 25,000 shares, 35,000 shares, 50,000 shares and 115,000 shares vest 120 days, 6 months, 12 months and 18 months, respectively, from the effective date of the agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of May 31, 2002, as to shares of our common stock beneficially owned by : (i) each person who is known by us to own beneficially more than 5% of any class of our capital stock,
(ii) each of our Named Officers, (iii) each of our directors and (iv) all of our current directors and executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o US Dataworks, Inc., 5301 Hollister Road, Suite 250, Houston, Texas 77040.


                                          AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                          -----------------------------------------
                                                                     RIGHT TO
                                                                      ACQUIRE
                                          SHARES OF    SHARES OF    BENEFICIAL                   PERCENTAGE OF CLASS
                             SHARES OF    SERIES A     SERIES B    OWNERSHIP OF                   BENEFICIALLY OWNED    PERCENTAGE
                              COMMON      PREFERRED    PREFERRED   COMMON STOCK             --------------------------  OF VOTING
                               STOCK        STOCK        STOCK        WITHIN       TOTAL            SERIES A  SERIES B  SECURITIES
NAME AND ADDRESS OF         BENEFICIALLY BENEFICIALLY BENEFICIALLY  60 DAYS OF    COMMON    COMMON  PREFERRED PREFERRED BENEFICIALLY
BENEFICIAL OWNER               OWNED        OWNED        OWNED     MAY 31, 2002    STOCK    STOCK(2)  STOCK     STOCK   OWNED (1)(2)
----------------               -----        -----        -----     ------------    -----    --------  -----     -----   ------------
5% SHAREHOLDERS
 Russel Leventhal..........  5,589,333       --           --            --        5,589,333    9.9%     --        --         7.8%
   21621 Nordhoff Street
   Chatsworth, CA 91311
 Frank Montelione..........  5,589,333       --           --            --        5,589,333    9.9      --        --         7.8
   21621 Nordhoff Street
   Chatsworth, CA 91311
 David Baeza...............  4,022,798       --           --           50,000     4,072,798    7.2      --        --         5.8
 Triton Private Equities
   Fund, L.P.(3)...........  3,098,695       --           --            --        3,098,695    5.5      --        --         4.4
   220 Executive Center
   225 North Market Street
   Wichita, KS  67202
 Societe Financiere Privee,     --         640,000        --       13,605,442    13,605,442     --     100%       --        17.0
   S.A.....................
   3, Rue Maurice, CH-1204
   Geneve, Switzerland
 Mark Deveau...............    146,609       --           56,000       42,000       180,609     *       --        9.1        *
 Harvey M. Gammon(5).......    216,348       --          280,000      210,000       426,348     *       --       45.4        1.0
 Thomas & Lois Gibbons.....    275,552       --           67,000       50,250       325,802     *       --       10.9        *
 Yeshwant Mehta(5).........    138,609       --           79,999       59,999       199,608     *       --       13.0        *
 John Nicholson(6).........  1,245,055       --          133,334      100,000     1,345,055    2.4      --       21.6%       2.1
NAMED OFFICERS AND
DIRECTORS
 Charles E. Ramey..........  1,340,819       --           --           30,000     1,370,819    2.4      --        --         1.9
 John Cooper...............  2,604,000       --           --          258,500(7)  2,862,500    5.1      --        --         4.1
 Terry Stepanik............  1,397,334       --           --          178,000     1,575,334    2.8      --        --         2.2
 Richard Shapiro...........  2,584,000       --           --        1,023,000     3,607,200    6.3      --        --         5.1
 Mario Villarreal..........    722,667       --           --          132,000       854,667    1.5      --        --         1.2
 Stanton Dodson............  2,742,915       --           --           50,000     2,792,915    5.0      --        --         4.0
 Joe Abrell................      5,000       --           --          165,000       170,000     *       --        --         *
 Raymond Wong..............    810,615       --           --          135,000       845,615    1.7      --        --         1.3
 All current directors and
   executive officers as a
   group (8 persons)....... 12,207,550       --           --        1,971,500    14,179,050    24.3     --        --        19.6
------------

    * Amount represents less than 1% of our common stock.

(1) To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them, subject to community property law, where applicable, and the information contained in the footnotes to this table.

(2) Applicable percentage ownership of common stock is based on 56,266,784 shares of common stock issued and outstanding as of May 31, 2002. Applicable percentage ownership of Series A Preferred Stock is based on 640,000 shares of Series A Preferred Stock issued and outstanding on May 31, 2002. Applicable percentage ownership of Series B Preferred Stock is based on 616,333 shares of Series B Preferred Stock outstanding on May 31, 2002. Applicable percentage ownership of voting securities is based on 70,334,475 shares of common stock issued and outstanding as of May 31, 2002, including shares of Series A Preferred Stock convertible into common stock and shares of Series B Preferred Stock convertible into common stock. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock, held by that person, that are currently exercisable or exercisable within 60 days of May 31, 2002 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of another person.

(3) The number of shares beneficially owned is based solely on information contained in a Schedule 13G filed with the Securities and Exchange Commission on June 17, 2002 Triton Private Equities Fund, L.P.

(4) Includes 129,365 shares held by the Sterling Trust Company Trustee FBO Harvey M. Gammon.

(5) Includes 126,009 shares held by the Sterling Trust Company Trustee FBO Yeshwant Mehta.

(6)      Includes 550,000 shares held by J.L. Nicholson MD Inc. 401-K FBO John
         L. Nicholson, 250,000 shares held by JLN Trust DTD April 26, 2001 and 50,000 shares held by John L. Nicholson MD Inc. FBO John L. Nicholson.

(7)      Includes options to purchase 20,500 shares held by Mr. Cooper's wife.


EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth certain information as to our equity compensation plans for fiscal 2002.

                                                                                             NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING       EQUITY COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS                RIGHTS              REFLECTED IN COLUMN (A))
        PLAN CATEGORY                       (a)                          (b)                          (c)
Equity compensation plans
approved by the shareholders             2,900,000                      $1.63                      1,100,000

Equity compensation plans not
approved by the shareholders             1,050,250                      $2.22                         --

                                   -------------------           --------------------        -----------------------
Total                                    3,950,250                      $1.79                      1,100,000



     We have granted non-statutory stock options to purchase shares of our common stock pursuant to stock option agreements. These grants were made outside of our 2000 Stock Option Plan. The exercise price of these options were equal to the fair market value of our common stock on the date of grant. These options vested immediately and have a duration of five years. The exercise price may be paid in cash or by a net issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal 2001, we received capital contributions of $261,479 from Allstate Communications, Inc. Messrs. Cooper and Shapiro were officers at Allstate Communications, Inc. during fiscal 2001. In addition, Messrs. Leventhal and Montelione, two of our 5% shareholders, are shareholders of Allstate Communications, Inc.. The contributions were used for general operating purposes. We did not receive capital contributions from Allstate Communications, Inc. during fiscal 2002.

     During fiscal 2002 and 2001, we paid $108,619 and $515,560, respectively, for business management services rendered to Interactive Audiotext Services. Mr. Cooper resigned as a director of Interactive during fiscal 2002.

     During fiscal 2002, we paid $68,000 in rent expense to 8053 Deering Avenue L.P. for our office space located in Chatsworth, California. Messrs. Leventhal and Montelione are general partners of 8053 Deering Avenue L.P. In addition, we incurred $144,000 in consulting expenses, of which $54,400 have been paid, to Messrs. Leventhal and Montelione.

     We acquired US Dataworks, Inc., a Delaware corporation, on March 30, 2001, with an effective date of April 2, 2001 through a Share Exchange Agreement. John
O. Cooper, who was a director of this Delaware company, and Richard Shapiro, who was an executive officer of this Delaware company, each received 2,296,000 shares of our common stock and a warrant to purchase 123,000 shares of our common stock at an exercise price of $0.73 per share. In addition, Terry Stepanik and Mario Villarreal, co-founders of the Delaware company, received a warrant to purchase 68,000 shares and 22,000 shares of our common stock, respectively, at an exercise price of $0.73 per share. One of the liabilities of this Delaware company that was assumed by us was a promissory note in the principal amount of $1,315,000 in favor of Allstate Communications, Inc.

     In connection with the acquisition of the Delaware company, David Baeza, our former Chief Executive Officer and former Chief Marketing Officer, and Stanton Dodson, our Chairman of the Board, returned to us an aggregate of 2,200,000 shares of our common stock. In exchange for these shares, we issued to each of Messrs. Baeza and Dodson a promissory note in principal amount of $110,000. These promissory notes bear an interest rate of 10% per annum. The principal amount and accrued interest are due when we raise a cumulative of $5,000,000 in gross proceeds from debt or equity financings. If we do not raise $5,000,000 by April 1, 2003, the principal amount and accrued interest of both promissory notes will be forgiven.

     During fiscal 2002, we issued a promissory note to Mr. Leventhal in the principal amount of $50,000 and a promissory note to 8053 Deering Avenue L.P. in principal amount of $46,000. Subsequent to March 31, 2002, we paid Mr. Leventhal and 8053 Deering Avenue L.P. the principal amount of their respective promissory notes and the accrued interest on both promissory notes was forgiven.

     During fiscal 2002, we issued promissory notes in an aggregate principal amount of $300,000 to Mr. Ramey, our Chief Executive Officer. The promissory notes bear an interest rate of 12% per annum. The principal amount and accrued interest is due and payable upon demand.

     On February 14, 2002, we entered into a settlement agreement with Allstate Communications, Inc.. As part of this settlement, we transferred all rights in our application service provider technology software to Allstate Communications, Inc. and the warrants to purchase an aggregate of 664,000 shares of our common stock held by Messrs. Leventhal and Montelione were cancelled. In addition, Allstate Communications, Inc. and Messrs. Leventhal and Montelione forgave notes payable in the amount of $260,206 and we forgave accounts receivable in the amount of $300,519. We also agreed to pay the remainder of the amounts owed to Allstate Communications, Inc. and Messrs. Levental and Montelione, an aggregate of $1,150,000, out of proceeds from future equity financings. Of the $1,150,000 owed, $1,024,400 is pursuant to the promissory note assumed in connection with the acquisition of US Dataworks, Inc., a Delaware corporation.


INDEMNIFICATION OF DIRECTORS AND OFFICERS

     The laws of the state of Nevada and our bylaws provide for indemnification of our directors for liabilities and expenses that they may incur in such capacities. In general, directors and officers are indemnified with respect to actions taken in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of US Dataworks, and with respect to any criminal action or proceeding, actions that the indemnitee had no reasonable cause to believe were unlawful.

     We have been advised that in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.


    EXHIBIT
    NUMBER                       DESCRIPTION OF DOCUMENT
    ------                       -----------------------

    3(i).1       Articles of Incorporation of Sonicport.com, Inc.

    3(i).2 Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000).

    3(i).3 Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc.

    3(i).4 Certificate of Amendment to Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(h) to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

    3(i).5 Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

    3(ii)        Bylaws.

    4.1          Specimen common stock certificate.

    4.2 Common Stock Purchase Warrant dated as of March 29, 2002, by and between the Registrant and La Jolla Investors, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

    4.3 9 3/4% Debenture due March 29, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

    4.4 Registration Rights Agreement dated as of March 29, 2002, by and between the Registrant and La Jolla Investors, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

    10.1+        2000 Stock Option Plan (incorporated by reference to Exhibit
                 10.1 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

    10.2+ Form of stock option agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000).

    10.3+ Employment Agreement between the Registrant and Richard Shapiro dated July 3, 2000 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

    10.4+ Employment Agreement between the Registrant and John Cooper dated April 2, 2001 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

    10.5+ Employment Agreement between the Registrant and Terry Stepanik dated April 2, 2001 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

    EXHIBIT
    NUMBER                       DESCRIPTION OF DOCUMENT
    ------                       -----------------------

    10.6 Lease Agreement dated as of November 18, 1997, by and between Allstate Dataworks, LLC and 5301 Hollister, L.P.

    10.7 Second Addendum to Lease Contract dated as of October 28, 2000, by and between US Dataworks, Inc., a Delaware corporation, and 5301 Hollister, L.P.

    10.8 Fourth Amendment to Lease Agreement dated as of May 14, 2002 by and between the Registrant and MLCV Hollister LP.

    10.9 Lease Agreement dated as of March 30, 2001, by and between the Registrant and 8053 Deering Avenue LP.

    10.10 Securities Purchase Agreement dated as of March 29, 2002, by and between the Registrant and La Jolla Investors, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

    10.11 Master Software License Agreement dated as of July 1, 2001, by and between US Dataworks, Inc., a Delaware corporation, and Checkfree Services Corporation.

    10.12 Form of Warrant Agreement between the Registrant and each of Messrs. Cooper, Shapiro, Stepanik and Villarreal.

    10.13        Form of Warrant Agreement.

    10.14        Form of Convertible Promissory Note.

    10.15 Warrant Agreement for Common Stock of Sonicport, Inc. dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C.

    10.16 Convertible Secured Promissory Note dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C.

    10.17 Security Agreement dated as of March 26, 2001, by and between the Registrant and each of Brad Friedel, John Charles Bryan Barnes, Darren Michael Bridge and Barry Venison.

    10.18 Form of Promissory Note between the Registrant and each of David Baeza and Stanton Dodson.

    10.19        Form of Promissory Note between the Registrant and Charles E.
                 Ramey.

    10.20+ Employment Agreement between the Registrant and Mario Villarreal dated April 2, 2001.

    10.21 Letter Agreement dated as of March 25, 2002, by and among the Registrant and each of Brad Friedel, John Charles Bryan Barnes, Darren Michael Bridge and Barry Venison.

    24.1         Power of Attorney (see page 25 of this Form 10-KSB).

------------------

     + Indicates management contract or compensatory plan or arrangement.

     b.  Reports on Form 8-K

         No current reports on Form 8-K were filed during the fourth quarter of fiscal 2002.

                                 SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             US DATAWORKS, INC.


                                             By: /s/ Charles Ramey
                                                --------------------------------
                                                        Charles Ramey
                                                  Chief Executive Officer

                                             Date:  June 28, 2002

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles Ramey and Richard Shapiro, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       NAME                             TITLE                         DATE
       ----                             -----                         ----


/s/ Charles Ramey                 Chief Executive Officer          June 28, 2002
---------------------------       (Principal Executive Officer)
    Charles Ramey                 and Director


/s/ Richard Shapiro               Chief Financial Officer          June 28, 2002
---------------------------       (Principal Financial and
    Richard Shapiro               Accounting Officer) and Secretary


/s/ Stanton Dodson                Chairman of the Board            June 28, 2002
--------------------------
    Stanton Dodson


/s/ Joe Abrell                    Director                         June 28, 2002
--------------------------
    Joe Abrell


/s/ Raymond Wong                  Director                         June 28, 2002
--------------------------
    Raymond Wong

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                    DESCRIPTION OF DOCUMENT
    ------                    -----------------------

    3(i).1       Articles of Incorporation of Sonicport.com, Inc.

    3(i).2 Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000).

    3(i).3 Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc.

    3(i).4 Certificate of Amendment to Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(h) to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

    3(i).5 Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

    3(ii)        Bylaws.

    4.1          Specimen common stock certificate.

    4.2 Common Stock Purchase Warrant dated as of March 29, 2002, by and between the Registrant and La Jolla Investors, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

    4.3 9 3/4% Debenture due March 29, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

    4.4 Registration Rights Agreement dated as of March 29, 2002, by and between the Registrant and La Jolla Investors, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

    10.1+        2000 Stock Option Plan (incorporated by reference to Exhibit
                 10.1 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

    10.2+ Form of stock option agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000).

     10.3+ Employment Agreement between the Registrant and Richard Shapiro dated July 3, 2000 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

    10.4+ Employment Agreement between the Registrant and John Cooper dated April 2, 2001 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

    10.5+ Employment Agreement between the Registrant and Terry Stepanik dated April 2, 2001 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

    10.6 Lease Agreement dated as of November 18, 1997, by and between Allstate Dataworks, LLC and 5301 Hollister, L.P.

    10.7 Second Addendum to Lease Contract dated as of October 28, 2000, by and between US Dataworks, Inc., a Delaware corporation, and 5301 Hollister, L.P.

    10.8 Fourth Amendment to Lease Agreement dated as of May 14, 2002 by and between the Registrant and MLCV Hollister LP.

    10.9 Lease Agreement dated as of March 30, 2001, by and between the Registrant and 8053 Deering Avenue LP.

    10.10 Securities Purchase Agreement dated as of March 29, 2002, by and between the Registrant and La Jolla Investors, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

    EXHIBIT
    NUMBER                    DESCRIPTION OF DOCUMENT
    ------                    -----------------------

    10.11 Master Software License Agreement dated as of July 1, 2001, by and between US Dataworks, Inc., a Delaware corporation, and Checkfree Services Corporation.

    10.12 Form of Warrant Agreement between the Registrant and each of Messrs. Cooper, Shapiro, Stepanik and Villarreal.

    10.13        Form of Warrant Agreement.

    10.14        Form of Convertible Promissory Note.

    10.15 Warrant Agreement for Common Stock of Sonicport, Inc. dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C.

    10.16 Convertible Secured Promissory Note dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C.

    10.17 Security Agreement dated as of March 26, 2001, by and between the Registrant and each of Brad Friedel, John Charles Bryan Barnes, Darren Michael Bridge and Barry Venison.

    10.18 Form of Promissory Note between the Registrant and each of David Baeza and Stanton Dodson.

    10.19        Form of Promissory Note between the Registrant and Charles E.
                 Ramey.

    10.20+ Employment Agreement between the Registrant and Mario Villarreal dated April 2, 2001.

    10.21 Letter Agreement dated as of March 25, 2002, by and among the Registrant and each of Brad Friedel, John Charles Bryan Barnes, Darren Michael Bridge and Barry Venison.

    24.1         Power of Attorney (see page 25 of this Form 10-KSB).

---------------
     + Indicates management contract or compensatory plan or arrangement.