Form 10KSB/A
period 2002-03-31
US DATAWORKS INC
filed 2002-07-02
CIK 1049505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549
                                   ----------


                                  FORM 10-KSB/A
                                 Amendment No. 1

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


US Dataworks, Inc., by this Form 10-KSB/A, Amendment No. 1 to Form 10-KSB, hereby amends and restates Item 9 of Part III and the Signature Page.

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

    3(i).1*      Articles of Incorporation of Sonicport.com, Inc.

    3(i).2 Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000).

    3(i).3* Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc.

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

    3(ii)*       Bylaws.

    4.1*         Specimen common stock certificate.

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

    EXHIBIT
    NUMBER                       DESCRIPTION OF DOCUMENT
    ------                       -----------------------

    10.6* Lease Agreement dated as of November 18, 1997, by and between Allstate Dataworks, LLC and 5301 Hollister, L.P.

    10.7* Second Addendum to Lease Contract dated as of October 28, 2000, by and between US Dataworks, Inc., a Delaware corporation, and 5301 Hollister, L.P.

    10.8* Fourth Amendment to Lease Agreement dated as of May 14, 2002 by and between the Registrant and MLCV Hollister LP.

    10.9* Lease Agreement dated as of March 30, 2001, by and between the Registrant and 8053 Deering Avenue LP.

    10.10 Securities Purchase Agreement dated as of March 29, 2002, by and between the Registrant and La Jolla Investors, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

    10.11* Master Software License Agreement dated as of July 1, 2001, by and between US Dataworks, Inc., a Delaware corporation, and Checkfree Services Corporation.

    10.12* Form of Warrant Agreement between the Registrant and each of Messrs. Cooper, Shapiro, Stepanik and Villarreal.

    10.13*       Form of Warrant Agreement.

    10.14*       Form of Convertible Promissory Note.

    10.15* Warrant Agreement for Common Stock of Sonicport, Inc. dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C.

    10.16* Convertible Secured Promissory Note dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C.

    10.17* Security Agreement dated as of March 26, 2001, by and between the Registrant and each of Brad Friedel, John Charles Bryan Barnes, Darren Michael Bridge and Barry Venison.

    10.18* Form of Promissory Note between the Registrant and each of David Baeza and Stanton Dodson.

    10.19*       Form of Promissory Note between the Registrant and Charles E.
                 Ramey.

    10.20+* Employment Agreement between the Registrant and Mario Villarreal dated April 2, 2001.

    10.21* Letter Agreement dated as of March 25, 2002, by and among the Registrant and each of Brad Friedel, John Charles Bryan Barnes, Darren Michael Bridge and Barry Venison.

    24.1         Power of Attorney (see page 25 of this Form 10-KSB).

------------------

     + Indicates management contract or compensatory plan or arrangement.

     * Previously filed.

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

/s/ Stanton Dodson                Chairman of the Board            June 28, 2002
--------------------------
    Stanton Dodson

/s/ Joe Abrell                    Director                         June 28, 2002
--------------------------
    Joe Abrell


                                  Director
--------------------------
    John O. Cooper


/s/ Raymond Wong                  Director                         June 28, 2002
--------------------------
    Raymond Wong

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, therunto duly authorized.

                                             US DATAWORKS, INC.

                                             By: /s/ Richard Shapiro
                                                 -------------------------------
                                                 Richard Shapiro
                                                 Chief Financial Officer

                                             Date: July 1, 2002

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                    DESCRIPTION OF DOCUMENT
    ------                    -----------------------

    3(i).1*      Articles of Incorporation of Sonicport.com, Inc.

    3(i).2 Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000).

    3(i).3* Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc.

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

    3(ii)*       Bylaws.

    4.1*         Specimen common stock certificate.

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

    10.6* Lease Agreement dated as of November 18, 1997, by and between Allstate Dataworks, LLC and 5301 Hollister, L.P.

    10.7* Second Addendum to Lease Contract dated as of October 28, 2000, by and between US Dataworks, Inc., a Delaware corporation, and 5301 Hollister, L.P.

    10.8* Fourth Amendment to Lease Agreement dated as of May 14, 2002 by and between the Registrant and MLCV Hollister LP.

    10.9* Lease Agreement dated as of March 30, 2001, by and between the Registrant and 8053 Deering Avenue LP.

    10.10 Securities Purchase Agreement dated as of March 29, 2002, by and between the Registrant and La Jolla Investors, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

    EXHIBIT
    NUMBER                    DESCRIPTION OF DOCUMENT
    ------                    -----------------------

    10.11* Master Software License Agreement dated as of July 1, 2001, by and between US Dataworks, Inc., a Delaware corporation, and Checkfree Services Corporation.

    10.12* Form of Warrant Agreement between the Registrant and each of Messrs. Cooper, Shapiro, Stepanik and Villarreal.

    10.13*       Form of Warrant Agreement.

    10.14*       Form of Convertible Promissory Note.

    10.15* Warrant Agreement for Common Stock of Sonicport, Inc. dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C.

    10.16* Convertible Secured Promissory Note dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C.

    10.17* Security Agreement dated as of March 26, 2001, by and between the Registrant and each of Brad Friedel, John Charles Bryan Barnes, Darren Michael Bridge and Barry Venison.

    10.18* Form of Promissory Note between the Registrant and each of David Baeza and Stanton Dodson.

    10.19*       Form of Promissory Note between the Registrant and Charles E.
                 Ramey.

    10.20+* Employment Agreement between the Registrant and Mario Villarreal dated April 2, 2001.

    10.21* Letter Agreement dated as of March 25, 2002, by and among the Registrant and each of Brad Friedel, John Charles Bryan Barnes, Darren Michael Bridge and Barry Venison.

    24.1         Power of Attorney (see page 25 of this Form 10-KSB).

---------------
     + Indicates management contract or compensatory plan or arrangement.

     * Previously filed.