Form 10QSB
period 2002-06-30
US DATAWORKS INC
filed 2002-08-20
CIK 1049505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                               ------------------

                                   FORM 10-QSB

                               ------------------

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002



[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period                    to



                         Commission file number: 0-23365



                               US DATAWORKS, INC.
        (Exact name of small business issuer as specified in its charter)



                 NEVADA                                         84-1290152
    (State or other jurisdiction of                         (I.R.S. employer
     incorporation or organization)                      identification number)

     5301 HOLLISTER ROAD, SUITE 250
             HOUSTON, TEXAS                                       77040
(Address of principal executive offices)                        (Zip Code)

                    Issuer's telephone number: (713) 934-3855


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Number of shares of Common Stock outstanding as of June 30, 2002:  56,798,034.

Transitional Small Business Disclosure Format (Check one): YES [ ]  NO [X]


                               US DATAWORKS, INC.

                                TABLE OF CONTENTS

                                   FORM 10-QSB

                      QUARTERLY PERIOD ENDED JUNE 30, 2002

                                                                                            Page
                                                                                            ----
PART I -- FINANCIAL INFORMATION.......................................................       F1

     Item 1.  Financial Statements....................................................       F1

         Balance Sheets at June 30, 2002..............................................       F2

         Statements of Operations for the Three Months Ended June 30, 2002  and
              2001....................................................................       F4

         Statements of Cash Flows for the Three Months Ended June 30, 2002 and
              2001....................................................................       F5

         Notes to Financial Statements................................................       F7

     Item 2.  Management's Discussion and Analysis and Results of Operations..........       1

PART II -- OTHER INFORMATION..........................................................       6

     Item 1.  Legal Proceedings.......................................................       6

     Item 2.  Changes in Securities and Use of Proceeds...............................       6

     Item 3.  Default Upon Senior Securities..........................................       7

     Item 6:  Exhibits and Reports on Form 8-K........................................       7


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                              US DATAWORKS, INC.
                                                                        CONTENTS
                                                       JUNE 30, 2002 (UNAUDITED)

--------------------------------------------------------------------------------
                                                                   Page
FINANCIAL STATEMENTS

     Balance Sheet                                               F-2 - F-3

     Statements of Operations                                       F-4

     Statements of Cash Flows                                    F-5 - F-6

     Notes to Financial Statements                              F-7 - F-13

                                                              US DATAWORKS, INC.
                                                                  BALANCE SHEETS
                                                       JUNE 30, 2002 (UNAUDITED)

--------------------------------------------------------------------------------


                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................... $    95,631
   Accounts receivable, net of allowance for doubtful accounts
     of $0.........................................................     502,641
   Due from related party..........................................      24,000
   Prepaid expenses and other current assets.......................     173,051
                                                                    ------------
         Total current assets......................................     795,323

PROPERTY AND EQUIPMENT, net........................................     191,692

OTHER ASSETS.......................................................      40,353
                                                                    ------------
                                               TOTAL ASSETS         $ 1,027,368
                                                                    ============


   The accompanying notes are an integral part of these financial statements.


                                                                                                     US DATAWORKS, INC.
                                                                                                         BALANCE SHEETS
                                                                                              JUNE 30, 2002 (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Notes payable, net of unamortized discount of $13,987...........................................     $       136,013
   Notes payable - related parties.................................................................             734,000
   Current portion of capital lease obligations....................................................              11,924
   Current portion of convertible promissory notes, net of unamortized discount of $170,339........           1,122,161
   Convertible promissory notes - related parties..................................................             250,000
   Deferred revenue................................................................................             125,903
   Accounts payable................................................................................             756,613
   Accrued expenses................................................................................             502,864
   Interest payable, including $20,106 related parties.............................................              36,297
   Net liabilities of discontinued operations......................................................           1,151,543
                                                                                                        ----------------
         Total current liabilities.................................................................           4,827,318

CONVERTIBLE PROMISSORY NOTES, net of current portion...............................................     $       150,000
CAPITAL LEASE OBLIGATIONS, net of current portion..................................................               9,884
                                                                                                        ----------------
         Total liabilities.........................................................................           4,987,318

COMMITMENTS

SHAREHOLDERS' DEFICIT
   Convertible Series A preferred stock, $0.0001 par value
     800,000 shares authorized, 640,000 (unaudited) shares issued and outstanding, $2.50 liquidation
     preference, dividends of $300,863 in arrears..................................................                  64
   Convertible Series B preferred stock, $0.0001 par value
     700,000 shares authorized, 629,666 (unaudited) shares issued and outstanding, $0.75 liquidation
     preference, dividends of $20,952 in arrears...................................................                  63
   Common stock, $0.0001 par value
     90,000,000 shares authorized and 56,798,034 (unaudited) shares issued and outstanding.........               5,679
   Common stock committed, 262,375 shares..........................................................           1,082,438
   Additional paid-in capital......................................................................          22,990,028
   Accumulated deficit.............................................................................         (28,038,106)
                                                                                                        ----------------
         Total shareholders' deficit...............................................................          (3,959,834)
                                                                                                        ----------------
                             TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                $     1,027,241
                                                                                                        ================

                       See accompanying notes are an integral part of these financial statements.


                                                                                                US DATAWORKS, INC.
                                                                                          STATEMENTS OF OPERATIONS
                                                                                FOR THE THREE MONTHS ENDED JUNE 30

-------------------------------------------------------------------------------------------------------------------
                                                                                       2002               2001
                                                                                   -------------      -------------
                                                                                    (UNAUDITED)        (UNAUDITED)
REVENUES
   Software licensing revenues ..............................................      $    502,650       $    197,500
   Software maintenance revenues ............................................            55,817                 --
   Software programming revenues ............................................           214,664             76,277
                                                                                   -------------      -------------
     Total revenues .........................................................           773,131            273,777

Cost of sales ...............................................................           168,269            109,846
                                                                                   -------------      -------------
     Gross profit ...........................................................           604,862            163,931

OPERATING EXPENSES
   General and administrative ...............................................           865,544            963,621
                                                                                   -------------      -------------

LOSS FROM OPERATIONS ........................................................          (260,682)          (799,690)
                                                                                   -------------      -------------

OTHER INCOME (EXPENSE)
   Interest income ..........................................................                24              3,563
   Financing costs ..........................................................           (16,782)           (18,301)
   Interest expense .........................................................          (238,518)        (1,958,865)
   Interest expense - related parties .......................................           (11,712)            (8,356)
   Other income (expense) ...................................................             1,568                 --
                                                                                   -------------      -------------
      Total other income (expense) ..........................................          (265,420)        (1,981,959)
                                                                                   -------------      -------------


LOSS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES .......................          (526,102)        (2,781,649)
PROVISION FOR (BENEFIT FROM) INCOME TAXES ...................................                --                400
                                                                                   -------------      -------------
LOSS FROM CONTINUING OPERATIONS .............................................          (526,102)        (2,782,049)
DISCONTINUED OPERATIONS
   Loss from operations of discontinued division, net of provision for income
     taxes of $0 ............................................................                --            148,364
                                                                                   -------------      -------------
      Total discontinued operations .........................................                --            148,364

NET LOSS ....................................................................          (526,102)        (2,633,685)
   Dividends paid ...........................................................                --            264,698
                                                                                   -------------      -------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS ...................................      $   (526,102)      $ (2,898,383)
                                                                                   =============      =============
BASIC AND DILUTED LOSS PER SHARE
  From continuing operation .................................................      $      (0.01)      $      (0.08)
  From discontinued operations ..............................................                --                  0
                                                                                   -------------      -------------
      Total basic and diluted loss per share ................................      $      (0.01)      $      (0.08)
                                                                                   =============      =============
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING .......................        54,987,474         40,747,791
                                                                                   =============      =============

                       See accompanying notes are an integral part of these financial statements.


                                                                                                       US DATAWORKS, INC.
                                                                                                  STATEMENTS OF CASH FLOW
                                                                                       FOR THE THREE MONTHS ENDED JUNE 30

-------------------------------------------------------------------------------------------------------------------------
                                                                                                2002              2001
                                                                                            ------------     ------------
                                                                                             (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations.................................................     $  (526,102)     $(2,782,049)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of property and equipment...........................          18,641           74,465
     Interest charges on convertible promissory notes..................................         192,619        1,849,639
     Issuance of stock for services rendered...........................................         140,622           32,000
     Issuance of stock for legal settlement............................................           2,900                0
     Issuance of stock for lock-up agreement...........................................             400            6,781
     Issuance of warrants for lock-up agreements.......................................               0           11,520
     Issuance of warrants for services.................................................           1,875                0
     (Increase) decrease in
       Accounts receivable.............................................................        (331,968)         129,583
       Work in progress................................................................          11,312                0
       Prepaid expenses and other current assets.......................................        (126,158)         (15,123)
       Other assets....................................................................          (7,750)               0
     Increase (decrease) in
       Deferred revenue................................................................        (137,020)               0
       Accounts payable................................................................         310,552         (139,586)
       Accrued expenses................................................................         193,896          (35,389)
       Interest payable................................................................           1,805            6,347
       Interest payable - related parties..............................................          11,712            5,328
                                                                                            ------------     ------------
Net cash used in continuing operations.................................................        (242,664)        (856,484)
Net cash used in discontinued operations...............................................         (45,952)         (79,596)
                                                                                            ------------     ------------
Net cash used in operating activities..................................................        (288,616)        (936,080)
                                                                                            ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment..................................................               0          (12,393)
   Repayments to related parties.......................................................         (78,506)        (160,944)
                                                                                            ------------     ------------
Net cash used in investing activities..................................................         (78,506)        (173,337)
                                                                                            ------------     ------------


                                                                                                        US DATAWORKS, INC.
                                                                                                   STATEMENTS OF CASH FLOW
                                                                                        FOR THE THREE MONTHS ENDED JUNE 30
--------------------------------------------------------------------------------------------------------------------------

                                                                                                2002              2001
                                                                                            ------------     ------------
                                                                                             (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations...............................................          (2,988)          (1,623)
   Proceeds from notes payable.........................................................          30,000                0
   Repayment of notes payable..........................................................         (29,785)         (83,391)
   Proceeds from notes payable - related party.........................................         175,000                0
   Repayment of notes payable - related party..........................................         (96,000)        (110,859)
   Proceeds from convertible promissory notes..........................................         240,000          750,000
   Repayment of convertible promissory notes...........................................         (10,000)        (150,000)
   Proceeds from common stock..........................................................               0          104,654
   Stock issuance costs................................................................               0          (34,798)
   Proceeds from subscription receivables..............................................          21,010                0
   Proceeds from exercise of warrants..................................................           1,500                0
   Rescission of preferred stock.......................................................               0          (10,000)
   Payment of dividends................................................................               0         (264,698)
                                                                                            ------------     ------------
Net cash provided by financing activities..............................................         328,737          199,285
                                                                                            ------------     ------------
Net decrease in cash and cash equivalents..............................................         (38,385)        (910,132)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................................         134,016        1,159,230
                                                                                            ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............................................     $    95,631      $   249,098
                                                                                            ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   INTEREST PAID.......................................................................     $    37,322      $    57,188
                                                                                            ============     ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     During the three months ended June 30, 2002, the Company completed the following:

         o In April and May 2002, issued 1,424,259 shares of common stock that it had committed to issue during the year ended March 31, 2002.

     During the three months ended June 30, 2001, the Company completed the following:

         o        Certain founding shareholders of US Dataworks, Inc. exchanged
                  1,528,000 shares of common stock for $220,000 of notes payable.


   See accompanying notes are an integral part of these financial statements.

                               US DATAWORKS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

     US Dataworks, Inc. (the "Company"), a Nevada corporation, develops, markets, and supports transaction processing software for Windows NT computer systems. Its customer base includes many of the largest financial institutions as well as credit card companies, government institutions, and high-volume merchants in the United States. It also has a strategic alliance with CheckFree Corporation (NASDAQ: CKFR) to license the Company's software for its banking customers and Thomson Financial Publishing, a unit of Thomson Corporation (TSE:
TOC), to incorporate its EPICWare database into the Company's products. Prior to acquiring US Dataworks, Inc., a Delaware corporation, the Company was a financial services company specializing in the integration of proprietary software applications with Applications Service Provider ("ASP") services and an internet service provider ("ISP"). During July and December 2001, the Company started shutting down its ISP and ASP operations, respectively, and at March 31, 2002 all ISP and ASP activities had ceased. Effective May 9, 2002, the Company merged with US Dataworks, Inc., a Delaware corporation, and dissolved the Delaware corporation.

NOTE 2 - DISPOSAL OF OPERATIONS

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

     Effective December 31, 2001, management of the Company formally decided to start shutting down the operations of its application service provider ("ASP") division. On February 14, 2002, the Company entered into an agreement (the "Settlement Agreement") to settle all outstanding matters and terminate any existing business between the Company and certain affiliates of the Company. As part of the Settlement Agreement, effective February 14, 2002, the following occurred:

     o the Company transferred to an affiliate all rights in its ASP technology software which had a net book value of $723,378

     o 664,000 warrants issued on March 31, 2001 with an exercise price of $0.73 issued to the controlling shareholders of the affiliates were cancelled

     o an affiliate and two significant shareholders of the Company forgave $260,206 of payables due from the Company, and the Company forgave $300,519 of receivables due from the affiliate

     o notes payable in the amounts of $50,000 and $46,000 entered into in November 2001 between the Company and the controlling shareholders of the affiliates, respectively, remain payable and are to be paid off from proceeds from any future finance arrangements

     o a $1,024,400 balance on the note payable due to an affiliate, issued to the Subsidiary on July 12, 2000 and refinanced on April 2, 2001, and accrued expenses for two significant shareholders of the Company and an affiliate for $105,600 and $20,000, respectively, remain payable and are to be paid off from any future financial arrangements.

     At June 30, 2002, net liabilities of discontinued activities included accounts payable of $37,543, accrued expenses of $89,600, and a note payable to an affiliate of $1,024,400.

     The results from discontinued operations for the ASP division and SeeYouOnline for the three months ended June 30, 2001 included total revenues of $235,177 and $116,752, respectively, and income from operations of $85,309 and $63,055, respectively.

     At March 31, 2002, all activities relating to these two discontinued divisions had ceased, and additional costs relating to these two divisions are not expected to be incurred subsequent to March 31, 2002.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B

     Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended March 31, 2002. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003.

     Going Concern
     -------------

     The Company has received a report from its independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

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

     In December 1999, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," was issued. SAB No. 101 provides the SEC staff's views in applying accounting principles generally accepted in the United States of America to selected revenue recognition issues, including software revenue recognition. The Company adopted SAB No. 101 in the fourth quarter of the year ended March 31, 2002.

     Loss per Share
     --------------

     The Company calculates loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

     The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                     For the Three Months Ended
                                                                             June 30,
                                                                  -------------------------------
                                                                      2002                2001
                                                                  -----------         -----------
                                                                   (unaudited)        (unaudited)
Options outstanding under the Company's stock
    option plans                                                    2,222,500           2,900,000
Options granted outside the Company's stock
    option plans                                                    1,050,250           1,050,250
Warrants issued in conjunction with convertible
    Series B preferred stock                                          629,667             642,999
Warrants issued in conjunction with private
    placements                                                        531,000             287,358
Warrants issued as a financing cost for notes
    payable and convertible notes payable                           3,332,500           1,599,000
Warrants issued in conjunction with lock-up
    agreements                                                        729,759             369,789
Warrants issued for services rendered                               1,748,250             500,000
Warrants issued as part of the acquisition of US
    Dataworks, a Delaware corporation                                 336,000           1,000,000
Convertible Series A preferred stock                                  640,000             640,000
Convertible Series B preferred stock                                  629,666             843,999


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

     One strategic partner of the Company accounted for 78% of the Company's net sales for the three months ended June 30, 2002. At June 30, 2002, amounts due from this strategic partner was 99% of accounts receivable.

     Recently Issued Accounting Pronouncement
     ----------------------------------------

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2002 consisted of the following:

                  Furniture and fixtures                            $   68,966
                  Telephone equipment                                   91,017
                  Computer equipment                                   221,603
                  Leasehold improvements                                 6,575
                                                                    ----------
                                                                       388,161
                  Less accumulated depreciation and amortization       196,469
                                                                    ----------
                  TOTAL                                             $  191,692
                                                                    ==========

     Depreciation and amortization expense for the three months ended June 30, 2002 and 2001 was $18,641 and $74,465, respectively. For the three months ended June 30, 2001, $52,578 of depreciation and amortization expense was related to discontinued operations.

NOTE 5 - NOTES PAYABLE


Notes payable at June 30, 2002 consisted of the following:

         Notes payable, interest at 10% per annum, unsecured, due in May
             2002 through March 2003.                                           $     20,000
         Notes payable, interest at 12% per annum, unsecured, due in April
             2002 through January 2003.                                              100,000
         Notes payable, interest at 10% per annum, unsecured, due in April
             2003                                                                     30,000
                                                                                ------------
                                                                                     150,000
         Less current portion                                                        150,000
                                                                                ------------
                  Long-term portion                                             $    --
                                                                                ============

     On July 1, 2000, the Company entered into a note payable agreement for $52,500. The note is for a 20-month term and bears interest at 10% per annum. Principal and interest are due monthly. As of March 31, 2002, the balance on the note payable was $4,785. In May 2002, the outstanding balance on the note was paid in full.

     During the period October 30, 2001 through January 28, 2002, the Company entered into Subscription Agreements to issue certain units in exchange for gross proceeds of $125,000. The first unit was for $50,000 and consisted of a promissory note, a warrant to purchase 2,500 shares of the Company's common stock, and 18,750 shares of the Company's common stock. The second unit was for $15,000 and consisted of a promissory note, a warrant to purchase 1,500 shares of the Company's common stock, and 11,250 shares of the Company's common stock. Six other units were each for $10,000, and each unit consisted of a promissory note, a warrant to purchase 1,000 shares of the Company's common stock, and 7,500 shares of the Company's common stock. The $50,000 promissory note is for a six-month term, the $15,000 promissory note is for a one-year term, and the $10,000 promissory notes are for a term of one year. All of the notes bear interest at 12% per annum and are unsecured. In May 2002, the Company repaid $25,000 on the $50,000 promissory note. The remaining $25,000 was repaid in August 2002.

     In April 2002, the Company entered into Subscription Agreements for gross proceeds of $30,000. Each of the three $10,000 units consisted of a promissory note and a warrant to purchase 1,000 shares of the Company's common stock. The promissory notes are for a term of one year, bear interest at 10% per annum, and are unsecured. Each warrant vests immediately and entitles the holder to purchase one share of the Company's common stock at $0.40 per share and expires three years from the date of issuance. The amount to be allocated to the warrants as a debt discount was determined to be immaterial.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

     On November 1 and November 28, 2001, the Company entered into note agreements with a shareholder and an affiliate for $50,000 and $46,000, respectively. The notes bear interest at 5% per annum, are unsecured, and are due upon demand. During May 2002, the principal was repaid, and the interest accrued was forgiven by the note holders.

     On May 2, 2002, the Company entered into a note agreement for $75,000 with the Company's Chief Executive Officer. On May 22, 2002, an additional note agreement for $100,000 was entered into with the Company's Chief Executive Officer. The note proceeds were used to fund the Company's business operations. The notes bear interest at 12% per annum, are unsecured, and are due upon demand.

NOTE 7 - CONVERTIBLE PROMISSORY NOTES

     On May 7, 2002 through June 27, 2002, the Company entered into Subscription Agreements in exchange for gross proceeds of $240,000. The units issued consisted of 10 convertible promissory notes and warrants to purchase 169,000 shares of the Company's common stock. The holders of eight of the promissory notes for a total of $100,000 have the option to convert the notes at any time after 31 days following the issuance date of the note. The holders of two of the promissory notes for a total of $140,000 have the option to convert the notes at any time after 91 days following the issuance date of the note.

     The Company has the option to redeem $100,000 of the notes at any time prior to the notes' maturity date at 105% of the face value of the note, plus accrued interest, if any, at any time prior to the maturity date. The notes are convertible at 80% of the average closing price for the 20 trading days immediately preceding the conversion date, but not less than $0.20 per share (for $10,000 of the notes) or $0.15 per share (for $90,000 of the notes). The notes earn interest at 10% per annum, the principal and any unpaid interest are due one year following the issuance date of the note, and interest is payable in cash on June 1, 2002, September 1, 2002, December 1, 2002, and March 1, 2003.

     The Company has the option to redeem $140,000 of the notes at any time prior to the notes' maturity date at 110% of the face value of the notes if the notes are redeemed within 90 days of the issuance date of the notes, or at 105% of the face value of the notes if the notes are redeemed more than 90 days from the issuance date of the notes. The notes are convertible at 80% of the average closing price for the 20 trading days immediately preceding the conversion date, but not less than $0.13 per share. The notes earn interest at 10% per annum, the principal and any unpaid interest are due one year following the issuance date of the notes, and interest is payable in cash on September 1, 2002, December 1, 2002, and March 1, 2003.

     The warrants to purchase 169,000 shares of the Company's common stock are exercisable at prices ranging from $0.17 to $0.23 per share and expire three years from the date of issuance.

     The Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $148,849 and will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the three months ended June 30, 2002, the Company recognized $98,971 in interest expense related to the accretion of the debt discount.

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

     The Company recorded a financing charge of $169,374, representing the difference between the $2.50 exercise price of the January Notes and the Company's stock price of $4.20 and $4.19 on the respective issuance dates. Interest is due on the January Notes on April 1 and October 1. Principal and any unpaid interest are due on February 28, 2002, if the January Notes have not been converted prior to such date by either party to the January Notes.

     On May 9, 2002, the note holder resigned as a director. On August 13, 2002, the Company settled with the note holder for $299,800, representing the principal of $250,000 plus accrued interest to the settlement date of $49,800, plus 10% interest on the settlement amount, with the settlement amount to be paid over 12 months from the settlement date.

NOTE 9 - SHAREHOLDERS' DEFICIT

     Convertible Series A Preferred Stock
     ------------------------------------

     At June 30, 2002, there were dividends in arrears of $300,863, or $0.47 per share, on the Series A.

     Convertible Series B Preferred Stock
     ------------------------------------

     At June 30, 2002, there were dividends in arrears of $20,952, or $0.03 per share, on the Series B.

     Payment of Dividends
     --------------------

     On May 24, 2001 and June 4, 2001, the Company declared and paid dividends of $120,000 and $120,000, respectively, on the Company's Series A. On April 18, 2001, the Company declared and paid dividends of $24,698 on the Company's Series B.

     Common Stock
     ------------

     During the three months ended June 30, 2002, the Company completed the following:

     o In April and May 2002, issued 1,424,259 shares of common stock that it had committed to issue during the year ended March 31, 2002.

     o In April 2002, issued 10,000 shares of common stock as a litigation settlement.

     o In May 2002, issued 6,250 warrants as payment for services rendered valued at $1,875, which was the fair market value of the services rendered.

     o In May 2002, issued 74,300 shares of stock upon the receipt of funds from a subscription receivable for $21,010.

     o In June 2002, issued 6,250 shares of common stock in exchange for proceeds of $1,500 upon the exercise of warrants.

     Common Stock for Services Rendered
     ----------------------------------

         During the three months ended June 30, 2002, the Company completed the following:

     o In May 2002, the Company issued 108,750 shares of common stock as payment for services rendered valued at $40,865, which was the fair market value of the services rendered.

     o In June 2002, the Company issued 525,000 shares of common stock for services rendered valued at $99,750, which was the fair market value of the services rendered.

     Common Stock for Lock-Up Agreements
     -----------------------------------

     During the three months ended June 2002, the Company issued 1,740 shares of common stock valued at $400. This stock was issued to certain purchasers of the Company's common stock as consideration for the purchasers to enter into lock-up agreements for the sale of their shares of common stock for a period of one year. The cost of the issuance of the shares was recognized as a financing cost in the statement of operations.

NOTE 10 - RELATED PARTY TRANSACTIONS

     During the three months ended June 30, 2002, the Company paid rent expense totaling $3,000 to an affiliated company, which is owned by significant shareholders of the Company.

NOTE 11 - SUBSEQUENT EVENTS

     Common Stock and Warrants as a Financing Cost
     ---------------------------------------------

     On July 17, 2002, the Company issued 5,137 shares of common stock and warrants to purchase 685 shares of common stock to a note holder as compensation for the note holder to extend the maturity date of $25,000 of the holder's $50,000 promissory note with the Company.

     Convertible Promissory Notes
     ----------------------------

     Between July 8, 2002 and August 9, 2002, the Company entered into Subscription Agreements in exchange for gross proceeds of $88,000. The units issued consisted of twelve convertible promissory notes and warrants to purchase 44,000 shares of the Company's common stock. The holders of the promissory notes have the option to convert the notes at any time after 31 days following the issuance date of the note. The Company has the option to redeem the notes at any time prior to the notes' maturity date at 105% of the face value of the note, plus accrued interest, if any, at any time prior to the maturity date. The notes are convertible at 80% of the average closing price for the 20 trading days immediately preceding the conversion date, but not less than $0.10 per share (for $68,000 of the notes) or $0.15 per share (for $20,000 of the notes). The notes earn interest at 10% per annum, the principal and any unpaid interest are due one year following the issuance date of the note, and interest is payable in cash on June 1, 2002, September 1, 2002, December 1, 2002, and March 1, 2003.

     The warrants to purchase 44,000 shares of the Company's common stock are exercisable at prices ranging from $0.10 to $0.17 per share and expire three years from the date of issuance.

     The Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read with the unaudited consolidated financial statements and related notes included elsewhere in this Report.

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

OVERVIEW

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

     We acquired US Dataworks, Inc., a Delaware corporation, in April 2001. Following the acquisition, we focused our business on developing electronic check processing software. In March 2002, we changed our name to US Dataworks, Inc. Effective May 9, 2002, the Company merged with US Dataworks, Inc., a Delaware corporation, and the dissolved the Delaware corporation.

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

     We believe that of the significant accounting policies used in the preparation of our consolidated financial statements (see Note 3 to the Consolidated Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

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

RESULTS OF OPERATIONS

     The results of operations reflected in this discussion include the operations of US Dataworks for the three months ended June 30, 2002 and 2001. The acquisition agreement between US Dataworks and US Dataworks, Inc., a Delaware corporation, was signed on March 31, 2001, with an effective date of April 2, 2001. Balance sheet information, as well as revenue and expenses, are affected by this consolidation and it is important to understand this when viewing the overall results.

     REVENUE

     Revenue increased by $499,354 or 182% to $773,131 for the three months ended June 30, 2002 from $273,777 for the three months ended June 30, 2001. The increase in revenue was primarily attributable to an increase in the number of license agreements we entered into in first fiscal quarter of 2003. The increase in license agreements led to increased installations, generating more revenue from custom programming and maintenance contracts related to these licenses.

     COST OF SALES

     Cost of sales increased by $58,423 or 53% to $168,269 for the three months ended June 30, 2002 from $109,846 for the three months ended June 30, 2001. The increase was primarily attributable to an increase in labor related costs.

     OPERATING EXPENSES

     Total operating expenses decreased by $98,077 or 10% to $865,544 for the three months ended June 30, 2002 from $963,621 for the three months ended June 30, 2001. The decrease was primarily attributable to reductions in marketing expenses, salary expenses and administrative costs.

     OTHER EXPENSES

     Other expenses, including interest expense and financing costs, decreased during the three months ended June 30, 2002 primarily due to reduced interest charges on our convertible promissory notes in the form of fixed conversion features and amounts allocated to warrants as a debt discount. Interest expense decreased by $1,716,991 or 87% to $250,230 for the three months ended June 30, 2002 from $1,967,221 for the three months ended June 30, 2001.

     DISCONTINUED OPERATIONS

     For the three months ended June 30, 2002, we did not recognize a gain or a loss on discontinued operations of our internet service provider, or ISP, and application services provider, or ASP, divisions, as compared to a gain of $148,364 for the three months ended June 30, 2001. In April 2001, we completed the acquisition of US Dataworks, Inc., a Delaware corporation, a developer of electronic check processing software. In August 2001, we ceased operations in our ISP division due to the increased competition in the ISP market and the resulting negative effect on our cash flow. In February 2002, we sold our ASP technology software and ceased operations in our ASP division in order to focus on our core business of software development.

     NET LOSS

     Net loss decreased by $2,107,583 or 80% to a net loss of $526,102 for the three months ended June 30, 2002 from $2,633,685 for the three months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $153,467 or 67% to $95,631 for the three months ended June 30, 2002 from $249,098 for the three months ended June 30, 2001. This decrease was primarily due to a decrease in interest charges on our convertible promissory notes and financing costs and a decrease in our investing activities, offset by an increase in proceeds from our financing activities. Cash used for operating activities was $288,616 for the three months ended June 30, 2002, of which $45,952 was used in discontinued operating activities, compared to $936,080 for the three months ended June 30, 2001, of which $79,596 was used in discontinued operating activities. Net loss from operations reduced cash by $526,102.

     Cash used for investment activities for the three months ended June 30, 2002 consisted of repayments to our affiliates totaling $78,506. Cash used for investment activities for three months ended June 30, 2001 consisted of the purchase of property and equipment and repayments to our affiliates totaling $173,337.

     Financing activities provided cash of $328,737 for the three months ended June 30, 2002 and included the issuance of $205,000 in promissory notes, $240,000 in convertible promissory notes and $1,500 proceeds from the exercise of warrants. Subsequent to June 30, 2002, we received an aggregate of $88,000 pursuant to twelve convertible promissory notes.

     Financing activities provided cash of $199,285 for the three months ended June 30, 2001 and included the issuance of $750,000 in promissory notes and $104,654 from the sales of our common stock.

FACTORS THAT MAY OUR AFFECT RESULTS

WE HAVE A GENERAL HISTORY OF LOSSES AND CANNOT ASSURE YOU THAT WE WILL OPERATE PROFITABLY IN THE FUTURE.

     We have incurred losses for the last two fiscal years and expect that our net losses and negative cash flow will continue for the foreseeable future. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements for the years ended March 31, 2002 and 2001 filed with our annual report on Form 10-KSB for fiscal year ended March 31, 2002, to the effect that our loss from operations for the year ended March 31, 2002, and the accumulated deficit at March 31, 2002 raise substantial doubt about our ability to continue as a going concern. We have incurred significant losses in the last two years. As of June 30, 2002, our accumulated deficit was $28,038,106. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain and expand clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing and promotion, development of our client base and development of our marketing technology and operating infrastructure.

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

OUR PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF OUR OTHER STOCKHOLDERS.

     Our principal stockholders, executive officers, directors and their affiliates, in the aggregate, own more than 40% of our outstanding common stock. These stockholders, if they act together, will be able to control our management and affairs and all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership may delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

     As of June 30, 2002, there were approximately 56,798,034 shares of common stock outstanding, of which approximately 45,000,000 are restricted securities under the Securities Act, a majority of which are held by affiliates of US Dataworks. These restricted securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If these holders sell in the public market, these sales could cause the market price of our common stock to decline. This also could make it more difficult for us to raise funds through future offerings of our common stock.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 19, 2002, an individual and former director of US Dataworks, H. J. Frazier, filed a lawsuit against US Dataworks in Los Angeles Superior Court alleging breach of debenture agreement. In the complaint, the plaintiff prays for damages in the amount of $275,000, plus prejudgment interest and cost of suit. US Dataworks and Mr. Frazier have reached a settlement pursuant to which US Dataworks will make monthly payments in the amount of $23,800 per month until March 1, 2003. On March 1, 2003, US Dataworks has the option to pay the remaining balance or to make monthly payments in the amount of $26,167 through August 1, 2003. US Dataworks also agreed to pay Mr. Frazier's attorney's fees and costs, up to a maximum of $5,000, and reimburse Mr. Frazier for the cost of the suit. Upon payment in full, Mr. Frazier will dismiss the lawsuit with prejudice.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      Recent Sales of Unregistered Securities

     During the three months ended June 30, 2002, we issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered, including the execution of certain lock up agreements. The following table summarizes these transactions:

   Date           Type of Security    Value of Services ($)   Amount Issued (#)
   ----           ----------------    ---------------------   -----------------
May 1, 2002          Common Stock               400                  1,740
May 1, 2002          Common Stock            12,725                 45,000
May 23, 2002         Common Stock             8,285                 29,300
May 23, 2002           Warrant                1,875                  6,250
May 23, 2002         Common Stock            40,865                108,750
June 4, 2002         Common Stock            99,750                525,000


     At various times between April 3, 2002 and June 30, 2002, we issued units through private placements, each consisting of a promissory note and a warrant to purchase shares of our common stock, or a combination thereof. The following table summarizes these transactions.


                                                                           Terms of
     Date        Unit Price($)   Title of Security     Amount Sold    Conversion/Exercise
     ----        -------------   -----------------     -----------    -------------------
May 15, 2002          10,000      Promissory Note       $10,000               (1)
                                      Warrant             5,000         $0.23 per share
June 27, 2002          5,000      Promissory Note        $5,000               (1)
                                      Warrant             2,500         $0.17 per share
June 27, 2002          5,000      Promissory Note        $5,000               (1)
                                       Warrant            2,500         $0.17 per share

-----------------
(1) The conversion price is equal 80% of the average closing price of our common stock during the 20 trading days immediately prior to the conversion date, however the conversion price cannot be less than $0.15.

     On April 17, 2002, we issued 10,000 shares of our common stock in connection with a lawsuit settlement.

     On June 14, 2002, we issued 6,250 share of our common stock at $0.24 per share upon exercise of a warrant.

     The issuances disclosed in this Item 2 were made to accredited investors and were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon section 4(2) of the Securities Act or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     On July 19, 2002, an individual and former director of US Dataworks, H. J. Frazier, filed a lawsuit against US Dataworks in Los Angeles Superior Court alleging breach of debenture agreement. In the complaint, the plaintiff prays for damages in the amount of $275,000, plus prejudgment interest and cost of suit. US Dataworks and Mr. Frazier have reached a settlement pursuant to which US Dataworks will make monthly payments in the amount of $23,800 per month until March 1, 2003. On March 1, 2003, US Dataworks has the option to pay the remaining balance or to make monthly payments in the amount of $26,166 through August 1, 2003. US Dataworks also agreed to pay Mr. Frazier's attorney's fees and costs, up to a maximum of $5,000, and reimburse Mr. Frazier for the cost of the suit. Upon payment in full, Mr. Frazier will dismiss the lawsuit with prejudice.

     US Dataworks has issued and outstanding shares of Series A Convertible Preferred Stock, holders of which are entitled to receive dividends at a rate of 15% per annum. As of August 20, 2002, there were dividends in arrears of $334,397, or $0.52 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

     None.

(b)      Reports on Form 8-K.

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the three months ended June 30, 2002.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  August 20, 2002

                                 US DATAWORKS, INC.



                                 By  /s/ Richard Shapiro
                                    --------------------------------------------
                                                  Richard Shapiro
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)