Form 10QSB
period 2002-09-30
US DATAWORKS INC
filed 2002-11-19
CIK 1049505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                                   ----------
                                   FORM 10-QSB
                                   ----------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period __________ to __________

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

Number of shares of Common Stock outstanding as of September 30, 2002:
56,803,171.

Transitional Small Business Disclosure Format (Check one): YES [ ]  NO [X]

                               US DATAWORKS, INC.

                                TABLE OF CONTENTS

                                   FORM 10-QSB

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                                                            Page
                                                                            ----
PART I -- FINANCIAL INFORMATION..............................................F1

     Item 1.  Financial Statements...........................................F1

         Balance Sheet at September 30, 2002 (unaudited).....................F2

         Statements of Operations for the Three Months and Six Months
              Ended September 30, 2002 and 2001 (unaudited)..................F4

         Statements of Cash Flows for the Six Months Ended September
              30, 2002 and 2001 (unaudited)..................................F5

         Notes to Financial Statements.......................................F7

     Item 2.  Management's Discussion and Analysis and Results of Operations..1

     Item 3.  Controls and Procedures.........................................6

PART II -- OTHER INFORMATION..................................................6

     Item 1.  Legal Proceedings...............................................6

     Item 2.  Changes in Securities and Use of Proceeds.......................6

     Item 3.  Default Upon Senior Securities..................................6

     Item 4.  Submission of Matters to a Vote of Security Holders.............7

     Item 6:  Exhibits and Reports on Form 8-K................................7

     Signature Page.............. .............. .............................12

     Certifications............ .......... .......... ........................13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                              US DATAWORKS, INC.
                                                                        CONTENTS
                                                  SEPTEMBER 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         Page
FINANCIAL STATEMENTS

     Balance Sheet                                                     F-2 - F-3

     Statements of Operations                                             F-4

     Statements of Cash Flows                                          F-5 - F-6

     Notes to Financial Statements                                    F-7 - F-14


                                                                               US DATAWORKS, INC.
                                                                                    BALANCE SHEET
                                                                   SEPTEMBER 30, 2002 (UNAUDITED)
-------------------------------------------------------------------------------------------------
                                              ASSETS
CURRENT ASSETS
   Cash and cash equivalents .......................................................   $  215,658
   Accounts receivable, net of allowance for doubtful accounts of $0 (unaudited) ...      498,141
   Due from related party ..........................................................       12,000
   Prepaid expenses and other current assets .......................................      141,288
                                                                                       -----------
         Total current assets ......................................................      867,087

PROPERTY AND EQUIPMENT, net ........................................................      140,312
OTHER ASSETS .......................................................................       26,661
                                                                                       -----------
                     TOTAL ASSETS ..................................................   $1,034,060
                                                                                       ============

            The accompanying notes are an integral part of these financial statements.

                                               F-2



                                                                                            US DATAWORKS, INC.
                                                                                                 BALANCE SHEET
                                                                                SEPTEMBER 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------
                                     LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
   Notes payable, net of unamortized discount of $4,534 (unaudited) ..........................   $    192,233
   Notes payable - related parties ...........................................................        949,000
   Current portion of capital lease obligations ..............................................          8,243
   Current portion of convertible promissory notes, net of unamortized discount of
      $94,847 (unaudited) ....................................................................      1,703,653
   Deferred revenue ..........................................................................        113,506
   Accounts payable ..........................................................................        728,616
   Accrued expenses ..........................................................................        510,932
   Interest payable, including $38,839 (unaudited) to related parties ........................         64,465
   Net liabilities of discontinued operations ................................................      1,128,250
                                                                                                 -------------
         Total current liabilities ...........................................................      5,398,898

CONVERTIBLE PROMISSORY NOTES, net of current portion .........................................   $    150,000
CAPITAL LEASE OBLIGATIONS, net of current portion ............................................         11,924
                                                                                                 -------------
         Total liabilities ...................................................................      5,560,822

COMMITMENTS

SHAREHOLDERS' DEFICIT
   Convertible Series A preferred stock, $0.0001 par value
     800,000 shares authorized, 640,000 (unaudited) shares issued and outstanding,
     $2.50 liquidation preference, dividends of $361,356 (unaudited) in arrears ..............             64
   Convertible Series B preferred stock, $0.0001 par value
     700,000 shares authorized, 629,666 (unaudited) shares issued and outstanding,
     $0.75 liquidation preference, dividends of $24,069 (unaudited) in arrears ...............             63
   Common stock, $0.0001 par value
     90,000,000 shares authorized and 56,803,171 (unaudited) shares issued and outstanding ...          5,680
   Common stock committed, 1,626,542 (unaudited) shares ......................................      1,240,536
   Additional paid-in capital ................................................................     23,055,244
   Accumulated deficit .......................................................................    (28,828,349)
                                                                                                 -------------
         Total shareholders' deficit .........................................................     (4,526,762)
                                                                                                 -------------
                             TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .....................   $  1,034,060
                                                                                                 =============

            The accompanying notes are an integral part of these financial statements.

                                               F-3



                                                                                               US DATAWORKS, INC.
                                                                                         STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                      FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                        2002            2001            2002            2001
                                                    -------------   -------------   -------------   -------------
                                                     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
REVENUES
   Software licensing revenues ..................   $    204,900    $    275,923    $    707,550    $    473,423
   Software maintenance revenues ................         81,647         164,475         137,464         164,475
   Software programming revenues ................         31,100              --         245,764          76,277
                                                    -------------   -------------   -------------   -------------
     Total revenues .............................        317,647         440,398       1,090,778         714,175

Cost of sales ...................................        218,595         164,879         387,922         274,725
                                                    -------------   -------------   -------------   -------------
     Gross profit ...............................         99,052         275,519         702,856         439,450

OPERATING EXPENSES
   General and administrative ...................        577,939         597,762       1,442,425       1,463,526
   Consulting - related parties .................             --          44,910              --          85,910
                                                    -------------   -------------   -------------   -------------
     Total operating expenses ...................        577,939         642,672       1,442,425       1,549,436

LOSS FROM OPERATIONS ............................       (478,887)       (367,153)       (739,569)     (1,109,986)
                                                    -------------   -------------   -------------   -------------
OTHER INCOME (EXPENSE)
   Financing costs ..............................         (1,678)        (36,999)        (18,460)        (55,300)
   Interest expense .............................       (240,043)       (185,106)       (478,561)     (2,143,379)
   Interest expense - related parties ...........        (18,733)        (28,850)        (30,445)        (37,205)
   Loss on disposal of property and equipment ...        (50,556)             --         (50,556)             --
   Other income (expense) .......................           (348)             --           1,244           2,970
                                                    -------------   -------------   -------------   -------------
      Total other income (expense) ..............       (311,358)       (250,955)       (576,778)     (2,232,914)
                                                    -------------   -------------   -------------   -------------

LOSS BEFORE PROVISION FOR INCOME TAXES ..........       (790,245)       (618,108)     (1,316,347)     (3,342,900)
PROVISION FOR INCOME TAXES ......................             --             400              --             800
                                                    -------------   -------------   -------------   -------------
LOSS FROM CONTINUING OPERATIONS .................       (790,245)       (618,508)     (1,316,347)     (3,343,700)
DISCONTINUED OPERATIONS
   Gain from operations of discontinued
     division, net of provision for income
     taxes of $0 (unaudited) ....................             --           8,820              --         100,327
                                                    -------------   -------------   -------------   -------------
      Total discontinued operations .............             --           8,820              --         100,327

NET LOSS ........................................       (790,245)       (609,688)     (1,316,347)     (3,243,373)
   Dividends paid ...............................             --              --              --         264,698
                                                    -------------   -------------   -------------   -------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS .......   $   (790,245)   $   (609,688)   $ (1,316,347)   $ (3,508,071)
                                                    =============   =============   =============   =============
BASIC AND DILUTED LOSS PER SHARE
  From continuing operations ....................   $      (0.01)   $      (0.01)   $      (0.02)   $      (0.08)
  From discontinued operations ..................             --              --              --              --
                                                    -------------   -------------   -------------   -------------
      Total basic and diluted loss per share ....   $      (0.01)   $      (0.01)   $      (0.02)   $      (0.08)
                                                    =============   =============   =============   =============
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES
   OUTSTANDING ..................................     56,802,222      43,920,476      55,899,806      42,342,802
                                                    =============   =============   =============   =============

                    The accompanying notes are an integral part of these financial statements

                                                       F-4


                                                                                          US DATAWORKS, INC.
                                                                                    STATEMENTS OF CASH FLOWS
                                            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2002 (UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                                                                    2002            2001
                                                                                 ------------   ------------
                                                                                  (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations .......................................   $(1,316,347)   $(3,343,700)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of property and equipment .................        35,340        149,659
     Loss on disposal of property and equipment ..............................        50,556             --
     Interest charges on convertible promissory notes ........................       342,056      2,111,071
     Issuance of stock for services rendered .................................       140,623         66,800
     Issuance of stock for legal settlement ..................................         2,900             --
     Issuance of stock for lock-up agreement .................................           400         18,874
     Issuance of stock for extension of note payable due date ................           616             --
     Issuance of warrants for lock-up agreements .............................            --         11,520
     Issuance of warrants for services .......................................         1,875             --
     (Increase) decrease in
       Accounts receivable ...................................................      (327,468)       109,036
       Work in progress ......................................................        11,312             --
       Prepaid expenses and other current assets .............................       (94,397)        13,835
       Other assets ..........................................................         5,738             --
     Increase (decrease) in
       Deferred revenue ......................................................      (149,417)        77,700
       Accounts payable ......................................................       282,557         55,063
       Accrued expenses ......................................................       201,964        (16,129)
       Interest payable ......................................................        11,240          1,001
       Interest payable - related parties ....................................        56,445          2,109
                                                                                 ------------   ------------

Net cash used in continuing operations .......................................      (744,007)      (743,161)
Net cash used in discontinued operations .....................................       (69,245)      (482,645)
                                                                                 ------------   ------------
Net cash used in operating activities ........................................      (813,252)    (1,225,806)
                                                                                 ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment ........................................       (15,670)       (17,102)
   Repayments to related parties .............................................       (66,506)       (42,258)
                                                                                 ------------   ------------
Net cash used in investing activities ........................................       (82,176)       (59,360)
                                                                                 ------------   ------------

                 The accompanying notes are an integral part of these financial statements.

                                                    F-5


                                                                                          US DATAWORKS, INC.
                                                                                    STATEMENTS OF CASH FLOWS
                                            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2002 (UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                                                                   2002             2001
                                                                               ------------     ------------
                                                                                (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations .................................          (4,629)          (4,204)
   Proceeds from notes payable ...........................................         188,682           10,000
   Repayment of notes payable ............................................        (141,591)         (90,080)
   Proceeds from notes payable - related party ...........................         390,000               --
   Repayment of notes payable - related party ............................         (96,000)        (263,789)
   Proceeds from convertible promissory notes ............................         627,500          750,000
   Repayment of convertible promissory notes .............................         (10,000)        (160,000)
   Proceeds from common stock ............................................              --          304,654
   Stock issuance costs ..................................................              --          (68,149)
   Proceeds from subscription receivables ................................          21,010               --
   Proceeds from exercise of warrants ....................................           2,098               --
   Rescission of preferred stock .........................................              --          (10,000)
   Payment of dividends ..................................................              --         (264,698)
                                                                               ------------     ------------
Net cash provided by financing activities ................................         977,070          203,734
                                                                               ------------     ------------
Net decrease in cash and cash equivalents ................................          81,642       (1,081,432)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................         134,016        1,159,230
                                                                               ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................     $   215,658      $    77,798
                                                                               ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   INTEREST PAID .........................................................     $    94,795      $   109,804


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     During the six months ended September 30, 2002, the Company completed the following:

o In April and May 2002, issued 1,424,259 shares of common stock that it had committed to issue during the year ended March 31, 2002.

o In July and August 2002, $157,500 of convertible promissory notes were converted into 1,359,167 shares of common stock. At September 30, 2002, the stock certificates had not been issued and therefore the full amount is included in common stock committed.

     During the six months ended September 30, 2001, the Company completed the following:

o Accrued interest of $26,000 was transferred to the repayment amount of a convertible promissory note from accrued interest.

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

     Effective December 31, 2001, management of the Company formally decided to start shutting down the operations of its application service provider ("ASP") division. On February 14, 2002, the Company entered into an agreement (the "Settlement Agreement") to settle all outstanding matters and terminate any existing business between the Company and certain affiliates of the Company. As part of the Settlement Agreement, effective February 14, 2002, the following occurred:

     o the Company transferred to an affiliate all rights in its ASP technology software which had a net book value of $723,378

     o 664,000 warrants issued on March 31, 2001 with an exercise price of $0.73 issued to the controlling shareholders of the affiliates were cancelled

     o an affiliate and two significant shareholders of the Company forgave $260,206 of payables due from the Company, and the Company forgave $300,519 of receivables due from the affiliate

     o notes payable in the amounts of $50,000 and $46,000 entered into in November 2001 between the Company and the controlling shareholders of the affiliates, respectively, remain payable and are to be paid off from proceeds from any future financing arrangements

     o a $1,024,400 balance on the note payable due to an affiliate, issued to the Subsidiary on July 12, 2000 and refinanced on April 2, 2001, and accrued expenses for two significant shareholders of the Company and an affiliate for $105,600 and $20,000, respectively, remain payable and are to be paid off from any future financing arrangements.

     At September 30, 2002, net liabilities from discontinued activities included accounts payable of $41,018 and a note payable to an affiliate of $1,087,232.

     The results from discontinued operations for the ASP division and SeeYouOnline for the six months ended September 30, 2001 included total revenues of $471,412 and $220,521, respectively, and income(loss) from operations of ($103,064) and $203,391, respectively.

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

     Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended March 31, 2002. The results of operations for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003.

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

     Reclassifications
     -----------------

Certain amounts in the September 30, 2001 statement of operations have been reclassified to conform with the current period presentation. Such reclassifications did not have any effect on the reported net loss.

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

     The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                             For the Six Months Ended
                                                                                   September 30,
                                                                          --------------------------------
                                                                              2002                2001
                                                                          ------------        ------------
                                                                           (unaudited)         (unaudited)
        Options outstanding under the Company's stock
            option plans                                                    2,222,500           2,960,000
        Options granted outside the Company's stock
            option plans                                                    1,050,250           1,050,250
        Warrants issued in conjunction with convertible
            Series B preferred stock                                          629,666             629,666
        Warrants issued in conjunction with private
            placements                                                        531,500             531,500
        Warrants issued as a financing cost for notes
            payable and convertible notes payable                           3,527,185           2,515,000
        Warrants issued in conjunction with lock-up
            agreements                                                        729,759             729,759
        Warrants issued for services rendered                               1,742,000           1,661,500
        Warrants issued as part of the acquisition of US
            Dataworks, a Delaware corporation                                 336,000           1,000,000
        Convertible Series A preferred stock                                  640,000             640,000
        Convertible Series B preferred stock                                  629,666             629,666

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

     One strategic partner of the Company accounted for 55% of the Company's net sales for the six months ended September 30, 2002. At September 30, 2002, amounts due from this strategic partner was 67% of accounts receivable.

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

     ----------------------------------------------------
     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

        Property and equipment at September 30, 2002 consisted of the following:

                  Furniture and fixtures                            $   76,536
                  Telephone equipment                                   91,017
                  Computer equipment                                   135,261
                  Leasehold improvements                                13,517
                                                                    ----------
                                                                       316,331
                  Less accumulated depreciation and amortization       176,019
                                                                    ----------
                  TOTAL                                             $  140,312
                                                                    ==========

     Depreciation and amortization expense for the six months ended September 30, 2002 and 2001 was $35,340 and $149,659, respectively. For the six months ended September 30, 2001, $53,156 of depreciation and amortization expense was related to discontinued operations.

NOTE 5 - NOTES PAYABLE

    Notes payable at September 30, 2002 consisted of the following:
             Notes payable, interest at 6% per annum, unsecured,
                due in February 2003.                                  $  76,769
             Notes payable, interest at 10% per annum, unsecured,
                due in May 2002 through March 2003.                       10,000
             Notes payable, interest at 12% per annum, unsecured,
                due in April 2002 through January 2003.                   75,000
             Notes payable, interest at 10% per annum, unsecured,
                due in April and August 2003.                             35,000
                                                                       ---------
                                                                         196,769
             Less current portion                                        196,769
                                                                       ---------
                      Long-term portion                                $      --
                                                                       =========

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

     In August 2002, the Company entered into Subscription Agreements for gross proceeds of $5,000. The $5,000 unit consisted of a promissory note and a warrant to purchase 250 shares of the Company's common stock. The promissory notes are for a term of one year, bear interest at 10% per annum, and are unsecured. Each warrant vests immediately and entitles the holder to purchase one share of the Company's common stock at $0.20 per share and expires three years from the date of issuance. The amount to be allocated to the warrants as a debt discount was determined to be immaterial.

     In July 2002, the Company entered into a loan agreement to finance an insurance policy. The amount financed was $132,010 at 6% per annum, due in nine monthly installments of principal and interest totaling $15,353. The principal balance at September 30, 2002 was $76,769.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

     On November 1 and November 28, 2001, the Company entered into note agreements with a shareholder and an affiliate for $50,000 and $46,000, respectively. The notes bear interest at 5% per annum, are unsecured, and are due upon demand. During May 2002, the principal was repaid, and the interest accrued was forgiven by the note holders.

     During the six months ended September 30, 2002, the Company entered into four separate note agreements totaling $390,000 with the Company's Chief Executive Officer. The note proceeds were used to fund the Company's business operations. The notes bear interest at 12% per annum, are unsecured, and are due upon demand.

NOTE 7 - CONVERTIBLE PROMISSORY NOTES

     On May 7, 2002 through August 26, 2002, the Company entered into Subscription Agreements in exchange for gross proceeds of $627,500. The units issued consisted of 39 convertible promissory notes and warrants to purchase 367,750 shares of the Company's common stock. The holders of thirty-seven of the promissory notes for a total of $487,500 have the option to convert the notes at any time after 31 days following the issuance date of the note. The holders of two of the promissory notes for a total of $140,000 have the option to convert the notes at any time after 91 days following the issuance date of the note.

     The Company has the option to redeem $487,500 of the notes at any time prior to the notes' maturity date at 105% of the face value of the note, plus accrued interest, if any, at any time prior to the maturity date. The notes are convertible at 80% of the average closing price for the 20 trading days immediately preceding the conversion date, but not less than $0.20 per share (for $10,000 of the notes) or $0.15 per share (for $160,000 of the notes) or $0.12 per share (for $229,500 of the notes) or $0.10 per share (for $88,000 of the notes). The notes earn interest at 10% per annum, the principal and any unpaid interest are due one year following the issuance date of the note, and interest is payable in cash on June 1, 2002, September 1, 2002, December 1, 2002, and March 1, 2003.

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

     The warrants to purchase 367,750 shares of the Company's common stock are exercisable at prices ranging from $0.10 to $0.23 per share and expire three years from the date of issuance.

     The Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. The amount allocated to the beneficial conversion features and recorded as interest expense was calculated as $199,882. The amount allocated to the warrants as a debt discount was calculated at $36,161 and will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the six months ended September 30, 2002, the Company recognized $10,291 in interest expense related to the accretion of the debt discount on the warrants.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     Litigation
     ----------

     On July 19, 2002, an individual and former director of US Dataworks, H. J. Frazier, filed a lawsuit against US Dataworks in Los Angeles Superior Court alleging breach of debenture agreement. In the complaint, the plaintiff prays for damages in the amount of $275,000, plus prejudgment interest and cost of suit. US Dataworks and Mr. Frazier have reached a settlement pursuant to which US Dataworks will make monthly payments in the amount of $23,800 per month until March 1, 2003. On March 1, 2003, US Dataworks has the option to pay the remaining balance or to make monthly payments in the amount of $26,167 through August 1, 2003. US Dataworks also agreed to pay Mr. Frazier's attorney's fees and costs, up to a maximum of $5,000, and reimburse Mr. Frazier for the cost of the suit. Upon payment in full, Mr. Frazier will dismiss the lawsuit with prejudice. As of September 30, 2002, the Company has made timely payments and is current regarding this agreement.

NOTE 9 - SHAREHOLDERS' DEFICIT

     Convertible Series A Preferred Stock
     ------------------------------------

     At September 30, 2002, there were dividends in arrears of $361,356, or $0.56 per share.

     Convertible Series B Preferred Stock
     ------------------------------------

     At September 30, 2002, there were dividends in arrears of $24,069, or $0.04 per share.

     Payment of Dividends
     --------------------

     On May 24, 2001 and June 4, 2001, the Company declared and paid dividends of $120,000 and $120,000, respectively, on the Company's Series A preferred stock. On April 18, 2001, the Company declared and paid dividends of $24,698 on the Company's Series B preferred stock.

     Common Stock and Warrants
     -------------------------

     During the six months ended September 30, 2002, the Company completed the following:

     o In April and May 2002, issued 1,424,259 shares of common stock that it had committed to issue during the year ended March 31, 2002.

     o In April 2002, issued 10,000 shares of common stock as a litigation settlement.

     o In May 2002, issued 6,250 warrants as payment for services rendered valued at $1,875, which was the fair market value of the services rendered.

     o In May 2002, issued 74,300 shares of common stock as part of a financing agreement that ended March 31, 2002. As of March 31, 2002, there was a subscription receivable of $21,010 that was subsequently written off because the Company determined it to be uncollectible.

     o In June 2002, issued 6,250 shares of common stock in exchange for proceeds of $1,500 upon the exercise of warrants.

     o In July and August 2002, $157,500 of convertible promissory notes were converted into 1,359,167 shares of common stock. At September 30, 2002, the stock certificates had not been issued and therefore the full amount is included in common stock committed.

     Common Stock for Services Rendered
     ----------------------------------

     During the six months ended September 30, 2002, the Company completed the following:

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

     Common Stock for Lock-Up Agreements
     -----------------------------------

     In May 2002, the Company issued 1,740 shares of common stock valued at $400. This stock was issued to certain purchasers of the Company's common stock as consideration for the purchasers to enter into lock-up agreements for the sale of their shares of common stock for a period of one year. The cost of the issuance of the shares was recognized as a financing cost in the statement of operations.

     Common Stock and Warrants as a Financing Cost
     ---------------------------------------------

     On July 17, 2002, the Company issued 5,137 shares of common stock and warrants to purchase 685 shares of common stock to a note holder as compensation for the note holder to extend the maturity date of $25,000 of the holder's $50,000 promissory note with the Company. This note was paid in full in August 2002.

NOTE 10 - RELATED PARTY TRANSACTIONS

     During the six months ended September 30, 2002, the Company paid rent expense totaling $3,000 to an affiliated company, which is owned by significant shareholders of the Company.

NOTE 11 - SUBSEQUENT EVENTS

     Termination of Agreement
     ------------------------

     On October 31, 2002, the Company entered into a mutual settlement agreement with Checkfree Corporation terminating its strategic alliance. Under the terms of the agreement the Company will continue to service customers on existing contracts. As of November 18, 2002, all outstanding balances due from Checkfree have been collected.

     Signing of Resellers Agreement
     ------------------------------

     On November 13, 2002, the Company formed a strategic alliance with BankTec. BankTec will be reselling our products over the next five years. The Company anticipates this agreement will increase its revenues during future quarters.

     Backlog
     -------

     Subsequent to September 30, 2002, the Company signed various contracts with major retailers and banks resulting in a backlog of $1.1 million in license and systems integration fees, the majority of software under such contracts will be installed by December 31, 2002.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read with the unaudited consolidated financial statements and related notes included elsewhere in this Report.

     When used in this Report, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to statements regarding our critical accounting policies, adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth and profitability, our revenues, investments in marketing and promotion, our need for future financing, our dependence on personnel and our ability to respond to rapid technological change. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, our ability to maintain our strategic alliances, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks set forth below under "Factors that May Affect Our Results." These forward-looking statements speak only as of the date hereof. US Dataworks expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     All references to "US Dataworks," "we," "us" or "our" means US Dataworks, Inc.

     MICRworks, Returnworks, Remitworks and Remoteworks are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

OVERVIEW

     US Dataworks is a developer of electronic check processing software, serving several of the top banking institutions, credit card issuers, and the United States Government. We generate revenue from the licensing, system integration and maintenance of our core products: MICRworks, Returnworks, Remitworks and Remoteworks for the financial services industry. The software developed by us is designed to enable organizations to transition from traditional paper-based payment and billing processes to electronic solutions. US Dataworks' products include check processing, point-of-purchase transactions and turnkey Automated Clearing House, or ACH, payments. Our products are designed to provide organizations with an in-house solution that will complement such organizations' existing technologies and systems. US Dataworks' strategy is to identify, design and develop products that fill specific niches in the financial transaction processing industry.

     On September 25, 2002, the Company's stockholders elected a new board of of directors consisting of Joe Abrell and John L. Nicholson, M.D. as Class I directors, Hayden D. Watson and Thomas L. West, Jr. as Class II directors, and Charles E. Ramey and Terry Stepanik as Class III Directors. Following the Stockholders' meeting, the board of directors appointed Terry Stepanik as the Company's Interim Chief Financial Officer.

     On October 31, 2002, the Company entered into a mutual settlement agreement with Checkfree Corporation terminating its strategic alliance with Checkfree. Under the terms of the agreement the Company will continue to receive revenues generated under the contracts entered into with the customers established through its alliance with Checkfree.

     On November 13, 2002, the Company formed a strategic alliance with BankTec, which the Company anticipates will increase its revenues during future quarters.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe that of the significant accounting policies used in the preparation of our consolidated financial statements (see Note 3 to the Consolidated Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

     REVENUE RECOGNITION

     We license our software products under non-exclusive, non-transferable license agreements. For license agreements that require significant production or modification, we do not recognize revenue until we have completed the work under the agreement. For those license agreements that do not require significant production or modification, we recognize revenue when the license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable and collectibility is probable. If the license agreement includes a separate fee for maintenance services, we recognize revenue ratably over the term of the agreement.

     CONCENTRATIONS OF CREDIT RISK

     We extend credit to our customers and perform ongoing credit evaluations of our customers. We do not obtain collateral from our customers to secure our accounts receivables. We evaluate our accounts receivable on a regular basis for collectibility and provide for an allowance for potential credit losses as deemed necessary.

    RESULTS OF OPERATIONS

     The results of operations reflected in this discussion include the operations of US Dataworks for the three months and six months ended September 30, 2002 and 2001. The acquisition agreement between US Dataworks (then Sonicport, Inc.) and US Dataworks, Inc., a Delaware corporation, was signed on March 31, 2001, with an effective date of April 2, 2001. Balance sheet information, as well as revenue and expenses, are affected by this consolidation and it is important to understand this when viewing the overall results.

     REVENUE

     Revenue decreased by $122,751 or 28% to $317,647 for the three months ended September 30, 2002 from $440,398 for the three months ended September 30, 2001. The decrease in revenue was primarily attributable to a decrease in the number of license agreements we entered into in the three months ended June 30, 2002. Revenue increased by $376,603 or 53% to $1,090,778 for the six months ended September 30, 2002 from $714,175 for the six months ended September 30, 2001. This increase is due to the Company's focus on its continuing operations in 2002 resulting in an increased number of license agreements being sold. Subsequent to September 30, 2002, the Company signed various contracts with major retailers and banks resulting in a backlog of $1.1 million in license and systems integration fees, the majority of software under such contracts will be installed by December 31, 2002.

     COST OF SALES

     Cost of sales increased by $53,716 or 33% to $218,595 for the three months ended September 30, 2002 from $164,879 for the three months ended September 30, 2001. The increase was primarily attributable to an increase in labor related costs. Cost of sales increased by $113,197 or 41% to $387,922 for the six months ended September 30, 2002 from $274,725 for the six months ended September 30, 2001. The primary reason for this increase was also due to labor related costs.

     OPERATING EXPENSES

     Total operating expenses decreased by $64,733 or 10% to $577,939 for the three months ended September 30, 2002 from $642,672 for the three months ended September 30, 2001. The decrease was primarily attributable to reductions in marketing expenses, salary expenses and administrative costs. Total operating expenses decreased by $107,011 or 7% to $1,442,425 for the six months ended September 30, 2002 from $1,549,436 for the six months ended September 30, 2001. This decrease in operating expenses was associated with the downsizing of the Company.

     OTHER EXPENSES

     Other expenses, including interest expense and financing costs, increased during the three months ended September 30, 2002 primarily due to interest charges on our convertible promissory notes in the form of fixed conversion features and amounts allocated to warrants as a debt discount. Interest expense increased by $44,820 or 21% to $258,776 for the three months ended September 30, 2002 from $213,956 for the three months ended September 30, 2001. Interest expenses decreased by $1,671,578 or 77% to $509,006 for the six months ended September 30, 2002 from $2,180,584 for the six months ended September 30, 2001. This decrease is attributed to the type of convertible promissory notes issued in 2001. During March through May 2001, we raised approximately $2.3 million through the issuance of convertible promissory notes that had substantial beneficial conversion features. These beneficial conversion features resulted in interest expense of $2 million that was expensed in the three months ended June 30, 2001.

     DISCONTINUED OPERATIONS

     For the three months and six months ended September 30, 2002, we did not recognize a gain or a loss on discontinued operations of our internet service provider, or ISP, and application services provider, or ASP, divisions, as compared to a gain of $8,820 and $100,327 for the three months and six months ended September 30, 2001, respectively. In April 2001, we completed the acquisition of US Dataworks, Inc., a Delaware corporation, a developer of electronic check processing software. In August 2001, we ceased operations in our ISP division due to the increased competition in the ISP market and the resulting negative effect on our cash flow. In February 2002, we sold our ASP technology software and ceased operations in our ASP division in order to focus on our core business of software development.

    CERTIFICATION BY CHIEF EXECUTIVE OFFICER AND INTERIM CHIEF FINANCIAL OFFICER

     The certification by the Company's Chief Executive Officer and Interim Chief Financial Officer of this report on Form 10-QSB, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), have been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

     NET LOSS

     Net loss increased by $180,557 or 30% to a net loss of $790,245 for the three months ended September 30, 2002 from $609,688 for the three months ended September 30, 2001. Net loss decreased by $2,191,724 or 62% to a net loss of $1,316,347 for the six months ended September 30, 2002 from $3,508,071 for the six months ended September 30, 2001.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $137,860 or 177% to $215,658 for the six months ended September 30, 2002 from $77,798 for the six months ended September 30, 2001. This increase was primarily due to an increase in proceeds received from our financing activities. Cash used for operating activities was $813,252 for the six months ended September 30, 2002, of which $69,245 was used in discontinued operating activities, compared to $1,225,806 for the six months ended September 30, 2001, of which $482,645 was used in discontinued operating activities. Net loss from operations for the six months ended September 30, 2002 reduced cash by $1,316,347.

     Cash used for investment activities for the six months ended September 30, 2002 consisted of repayments to our affiliates and the purchase of property and equipment totaling $82,176. Cash used for investment activities for six months ended September 30, 2001 consisted of the purchase of property and equipment and repayments to our affiliates totaling $59,360.

     Financing activities provided cash of $977,070 for the six months ended September 30, 2002 and included the issuance of $627,500 in convertible promissory notes, $390,000 proceeds from a related party, and $188,682 from the issuance of promissory notes.

     Financing activities provided cash of $203,734 for the six months ended September 30, 2001 and included the issuance of $10,000 in promissory notes, $750,000 in convertible promissory notes and $304,654 from the sales of our common stock.

FACTORS THAT MAY OUR AFFECT RESULTS

WE HAVE A GENERAL HISTORY OF LOSSES AND CANNOT ASSURE YOU THAT WE WILL OPERATE PROFITABLY IN THE FUTURE.

     We have incurred losses for the last two fiscal years and expect that our net losses and negative cash flow will continue for the foreseeable future. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements for the years ended March 31, 2002 and 2001 filed with our annual report on Form 10-KSB for fiscal year ended March 31, 2002, to the effect that our loss from operations for the year ended March 31, 2002, and the accumulated deficit at March 31, 2002 raise substantial doubt about our ability to continue as a going concern. We have incurred significant losses in the last two years. As of September 30, 2002, our accumulated deficit was $28,797,618. We believe that our planned growth and profitability will depend in large part on our ability to continue to promote our brand name and gain and expand clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnerships, development of our client base, and development of our marketing technology and operating infrastructure.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL IN THE NEXT SIX MONTHS.

     We believe we currently have adequate cash to fund anticipated cash needs for at least the next six months. We will need to raise additional capital and are actively pursuing various financing options. However, we may not be able to raise additional funds on favorable terms or at all. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it will have a material adverse effect on our financial condition and our ability to continue to operate our business. If we raise capital through additional equity financings, these financings may result in dilution to existing shareholders.

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

     Most of our operating expenses are relatively fixed in the short-term. We may be unable to adjust spending rapidly to compensate for any unexpected sales shortfall, which could harm our quarterly operating results. Because of the emerging nature of the markets in which we compete, we do not have the ability to predict future operating results with any certainty. Because of the above factors, you should not rely on period-to-period comparisons of results of operation as an indication of future performances.

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

     Our principal stockholders, executive officers, directors and their affiliates, in the aggregate, own more than 40% of our outstanding common stock. These stockholders, if they act together, will be able to control our management and affairs and all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership may delay or prevent a change in control and might have an adverse effect on the market price of our common stock.
                                       5

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

     As of September 30, 2002, there were 56,803,171 shares of common stock outstanding, of which approximately 45,000,000 are restricted securities under the Securities Act, a majority of which are held by affiliates of US Dataworks. These restricted securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If these holders sell in the public market, these sales could cause the market price of our common stock to decline. This also could make it more difficult for us to raise funds through future offerings of our common stock.

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

ITEM 3.      CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

     The Company's chief executive officer and its chief financial officer have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this quarterly report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) were effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls.

     There were no significant changes in the Company's internal controls, or to its knowledge, any other factors that could significantly affect our disclosure controls and procedures subsequent to their evaluation date. There were no significant or material weaknesses in such controls requiring corrective actions, except for control over the issuance of warrants which have subsequently been improved.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On July 19, 2002, an individual and former director of US Dataworks, H. J. Frazier, filed a lawsuit against US Dataworks in Los Angeles Superior Court alleging breach of debenture agreement. In the complaint, the plaintiff prays for damages in the amount of $275,000, plus prejudgment interest and cost of suit. US Dataworks and Mr. Frazier have reached a settlement pursuant to which US Dataworks will make monthly payments in the amount of $23,800 per month until March 1, 2003. On March 1, 2003, US Dataworks has the option to pay the remaining balance or to make monthly payments in the amount of $26,167 through August 1, 2003. US Dataworks also agreed to pay Mr. Frazier's attorney's fees and costs, up to a maximum of $5,000, and reimburse Mr. Frazier for the cost of the suit. Upon payment in full, Mr. Frazier will dismiss the lawsuit with prejudice. As of November 18, 2002, the Company has made timely payments and is current regarding this agreement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)  Recent Sales of Unregistered Securities

     During the three months ended September 30, 2002, we issued shares of our common stock and warrants to purchase shares of our common stock. The following table summarizes these transactions:

        Date            Type of Security      Price ($)    Amount Issued (#)
        ----            ----------------      ---------    -----------------
     July 17, 2002          Common Stock           (1)                 5,137
     July 17, 2002          Warrants               (1)                   685


(1) Securities were issued in exchange for extending the due date of a promissory note.

     At various times between July 1, 2002 and September 30, 2002, we issued units through private placements, each consisting of a convertible promissory note and a warrant to purchase shares of our common stock, or a combination thereof. The following table summarizes these transactions.

                                                                                              Terms of
         Date           Unit Price($)        Title of Security         Amount Sold       Conversion/Exercise
         ----           -------------        -----------------         -----------       -------------------
July 5, 2002                  5,000           Convert. Promissory Note   $ 5,000                  (1)
                                                  Warrant                  2,500            $0.12 per share
July 9, 2002                  5,000           Convert. Promissory Note   $ 5,000                  (1)
                                                  Warrant                  2,500            $0.10 per share
July 10, 2002                 5,000           Convert. Promissory Note   $ 5,000                  (1)
                                                  Warrant                  2,500            $0.14 per share
July 12, 2002                 5,000           Convert. Promissory Note   $ 5,000                  (1)
                                                  Warrant                  2,500            $0.10 per share
July 24, 2002                10,000           Convert. Promissory Note   $10,000                  (2)
                                                  Warrant                  5,000            $0.14 per share
July 25, 2002                 5,000           Convert. Promissory Note   $ 5,000                  (2)
                                                  Warrant                  2,500            $0.13 per share
July 31, 2002                 5,000           Convert. Promissory Note   $ 5,000                  (2)
                                                  Warrant                  2,500            $0.11 per share
July 31, 2002                 5,000           Convert. Promissory Note   $ 5,000                  (2)
                                                  Warrant                  2,500            $0.14 per share
August 2, 2002                5,000           Convert. Promissory Note   $ 5,000                  (2)
                                                  Warrant                  2,500            $0.11 per share
August 2, 2002                5,000           Convert. Promissory Note   $ 5,000                  (2)
                                                  Warrant                  2,500            $0.14 per share
August 5, 2002               13,000           Convert. Promissory Note   $13,000                  (2)
                                                  Warrant                  6,500            $0.14 per share
August 5, 2002               50,000           Convert. Promissory Note   $50,000                  (1)
                                                  Warrant                 25,000            $0.18 per share
August 9, 2002               20,000           Convert. Promissory Note   $20,000                  (2)
                                                  Warrant                 10,000            $0.16 per share
August 14, 2002               5,000           Convert. Promissory Note   $ 5,000                  (2)
                                                  Warrant                  5,000            $0.15 per share
August 19, 2002               5,000           Convert. Promissory Note   $ 5,000                  (2)
                                                  Warrant                  5,000            $0.12 per share
August 21, 2002              50,000           Convert. Promissory Note   $50,000                  (3)
                                                  Warrant                 25,000            $0.12 per share
August 21, 2002              50,000           Convert. Promissory Note   $50,000                  (3)
                                                  Warrant                 25,000            $0.12 per share
August 21, 2002               5,000           Convert. Promissory Note   $ 5,000                  (3)
                                                  Warrant                  2,500            $0.12 per share
August 21, 2002              25,000           Convert. Promissory Note   $25,000                  (3)
                                                  Warrant                 12,500            $0.12 per share
August 21, 2002              25,000           Convert. Promissory Note   $25,000                  (3)
                                                  Warrant                 12,500            $0.12 per share
August 21, 2002              10,000           Convert. Promissory Note   $10,000                  (3)
                                                  Warrant                  5,000            $0.12 per share
August 21, 2002               5,000           Convert. Promissory Note   $ 5,000                  (3)
                                                  Warrant                  2,500            $0.12 per share
August 21, 2002               5,000           Convert. Promissory Note   $ 5,000                  (3)
                                                  Warrant                  2,500            $0.12 per share
August 21, 2002               5,000           Convert. Promissory Note   $ 5,000                  (3)
                                                  Warrant                  2,500            $0.12 per share
August 21, 2002               7,500           Convert. Promissory Note   $ 7,500                  (3)
                                                  Warrant                  3,750            $0.12 per share
August 21, 2002               5,000           Convert. Promissory Note   $ 5,000                  (3)
                                                  Warrant                  2,500            $0.12 per share
August 21, 2002              32,000           Convert. Promissory Note   $32,000                  (3)
                                                  Warrant                 16,000            $0.12 per share
August 21, 2002               5,000           Convert. Promissory Note   $ 5,000                  (3)
                                                  Warrant                  2,500            $0.12 per share
August 26, 2002              10,000           Convert. Promissory Note   $10,000                  (2)
                                                  Warrant                  5,000            $0.19 per share
---------------

(1) The conversion price is equal to 80% of the average closing price of our common stock during the 20 trading days immediately prior to the conversion date, however the conversion price cannot be less than $0.15.

(2) The conversion price is equal to 80% of the average closing price of our common stock during the 20 trading days immediately prior to the conversion date, however the conversion price cannot be less than $0.10.

(3)  The conversion price is equal to $0.12.

     The issuances disclosed in this Item 2 were made to accredited investors and were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon section 4(2) of the Securities Act or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     On July 19, 2002, an individual and former director of US Dataworks, H. J. Frazier, filed a lawsuit against US Dataworks in Los Angeles Superior Court alleging breach of debenture agreement. In the complaint, the plaintiff prays for damages in the amount of $275,000, plus prejudgment interest and cost of suit. US Dataworks and Mr. Frazier have reached a settlement pursuant to which US Dataworks will make monthly payments in the amount of $23,800 per month until March 1, 2003. On March 1, 2003, US Dataworks has the option to pay the remaining balance or to make monthly payments in the amount of $26,166 through August 1, 2003. US Dataworks also agreed to pay Mr. Frazier's attorney's fees and costs, up to a maximum of $5,000, and reimburse Mr. Frazier for the cost of the suit. Upon payment in full, Mr. Frazier will dismiss the lawsuit with prejudice. As of November 18, 2002, the Company has made timely payments and is current regarding this agreement.

     US Dataworks has issued and outstanding shares of Series A Convertible Preferred Stock, holders of which are entitled to receive dividends at a rate of 15% per annum. As of September 30, 2002, there were dividends in arrears of $361,356, or $0.56 per share.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 24, 2001, we held our 2001 Annual Meeting of Stockholders, at which meeting our stockholders approved the following:

     (a)  Election of the following directors:

          Class I Directors:
          Joe Abrell
          John L. Nicholson, M.D.

                                                    For              Withheld
                                               -------------       -------------
                    Joe Abrell                   38,245,489          2,676,004

              John L. Nicholson, M.D.            38,183,789          2,737,704

          Class II Directors:
          Hayden D. Watson
          Thomas L. West, Jr.

                                                    For              Withheld
                                               -------------       -------------

                 Hayden D. Watson                38,245,489          2,676,004

                Thomas L. West, Jr.              38,183,789          2,737,704

          Class III Directors:
          Charles E. Ramey
          Terry Stepanik

                                                    For              Withheld
                                               -------------       -------------

                 Charles E. Ramey                38,245,489          2,676,004

                  Terry Stepanik                 38,245,489          2,676,004

     (b) Approving the grant of discretionary authority to the Board of Directors to effect a reverse stock split of the Company's outstanding shares of Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock at a ratio within the range from one-for-five to one-for-ten:

          Common Stock:

                  For                       Against                 Abstain
              ------------               ------------            ------------
               36,834,180                  3,773,325                 86,139

          Series A Preferred Stock:

                  For                       Against                 Abstain
              ------------               ------------            ------------
                   0                           0                       0

          Series B Preferred Stock:

                  For                       Against                 Abstain
              ------------               ------------            ------------
                 252,249                       0                       0

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

     (c) An amendment to the Company's 2000 Stock Option Plan to increase the number of shares available for issuance thereunder from 4,000,000 shares to 8,000,000 shares:

              For               Against             Abstain      Broker Non-Vote
          ------------       ------------        ------------     ------------
           28,242,867          3,748,934             52,177         8,901,915

     (d) An amendment to the Company's 2000 Stock Option Plan to automatically increase the number of shares made available for issuance thereunder equal to 5% of the outstanding shares of Common Stock, subject to a maximum of 500,000 shares on April 1 of each year:

              For               Against             Abstain      Broker Non-Vote
          ------------       ------------        ------------     ------------
           27,984,518          3,750,034              54,177        9,157,164

     (e) An amendment to the Company's 2000 Stock Option Plan to grant to non-employee members of the Board of Directors an option to purchase 180,000 shares of the Company's Common Stock upon election or re-election to the Board of Directors:

              For               Against             Abstain      Broker Non-Vote
          ------------       ------------        ------------     ------------
           37,169,713          3,736,364              39,816                0

     (f) Ratification of the change in the Company's name from Sonicport, Inc. to US Dataworks, Inc.:

                  For                       Against                 Abstain
              ------------               ------------            ------------
               38,257,505                  2,654,783                 33,605

     (g) Ratification of the appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company's independent auditors for the fiscal year ending March 31, 2003, the results of the voting was as follows:

                  For                       Against                 Abstain
              ------------               ------------            ------------
               38,175,922                  2,678,844                 91,127

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     None.

     (b)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the three months ended September 30, 2002.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  November 19, 2002

                                 US DATAWORKS, INC.

                                 By /s/ Terry Stepanik
                                    -------------------------------
                                               Terry Stepanik
                                       Interim Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

CERTIFICATIONS
--------------

I, Charles E. Ramey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of US Dataworks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

                                                         /s/ Charles E. Ramey
                                                         -----------------------
                                                            Charles E. Ramey
                                                         Chief Executive Officer

I, Terry Stepanik, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of US Dataworks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

                                                 /s/ Terry Stepanik
                                                 -------------------------------
                                                        Terry Stepanik
                                                 Interim Chief Financial Officer