Form 10KSB/A
period 2001-03-31
US DATAWORKS INC
filed 2003-02-12
CIK 1049505

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549


                                  FORM 10-KSB/A


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 001-15835

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

                                 (818) 678-4535
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
     Common                                             AMEX

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the most recent fiscal year $_______________.

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

Significant customer revenue
                                   3/31/01             3/31/00
                                   -------             -------
     Check free                      39%                 52%
     American Express                15%                 48%

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

Revenues generated by Dataworks are done through the sales of licensed software. Fees from licenses are recognized as revenue upon installation, provided fees are fixed and determinable and collection is probable. Fees from licenses sold together with consulting services are generally recognized upon installation provided that the above criteria have been met, payment of the license fees is not dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the licensed software. Customers purchase one year of software maintenance at the time the software license is initially purchased. Dataworks bills maintenance fees annually at the beginning of year two and each year thereafter. Revenues related to consulting services are recognized on a services-performed basis. Dataworks began providing consulting services in April, 2001.

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


                                              SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                            AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                               FOR THE YEARS ENDED MARCH 31,
============================================================================================


                                                                   2001             2000
                                                               -------------   -------------
REVENUES
     Software licensing revenues                               $    761,602    $    144,507
     Internet service provider revenues, net of charge-backs        626,134               -
                                                               -------------   -------------

         Total revenues                                           1,387,736         144,507

COST OF SALES
     Internet service provider                                    2,480,760               -
                                                               -------------   -------------

GROSS PROFIT (LOSS)                                              (1,093,024)        144,507
                                                               -------------   -------------

OPERATING EXPENSES
     General and administrative                                   3,809,845       6,288,625
     Consulting - related parties                                   623,764         184,469
     Write-down of prepaid media                                    975,000               -
     Impairment of long-lived assets                                 74,385               -
                                                               -------------   -------------

         Total operating expenses                                 5,482,994       6,473,094
                                                               -------------   -------------

LOSS FROM OPERATIONS                                             (6,576,018)     (6,328,587)
                                                               -------------   -------------

OTHER INCOME (EXPENSE)
     Loss on sale of property and equipment                        (981,000)              -
     Financing costs                                               (121,523)              -
     Other income                                                    82,549               -
     Other expense                                                  (52,500)              -
     Interest expense                                              (186,206)     (3,329,457)
     Interest expense - related parties                            (167,652)              -
     Interest income                                                 10,809          17,710
                                                               -------------   -------------

         Total other income (expense)                            (1,415,523)     (3,311,747)
                                                               -------------   -------------

LOSS BEFORE BENEFIT FROM INCOME TAXES                            (7,991,541)     (9,640,334)

BENEFIT FROM INCOME TAXES                                               203               -
                                                               -------------   -------------

NET LOSS                                                       $ (7,991,338)   $ (9,640,334)
                                                               =============   =============

BASIC AND DILUTED LOSS PER SHARE                               $      (0.19)   $      (0.25)
                                                               =============   =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                       42,119,040      38,021,776
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
COMMON STOCK COMMITTED FOR
   Cash
STOCK ISSUANCE COSTS
OPTIONS ISSUED FOR
   Services rendered
   Compensation expense

WARRANTS ISSUED FOR
   Cash
   Financing costs for
     promissory notes
   Lock-up agreements


continued below:

                                    Common      Additional
                                     Stock        Paid-In     Accumulated
                                   Committed      Capital       Deficit         Total
                                 ------------- ------------- -------------- -------------
BALANCE, MARCH 31, 2000          $  6,107,550  $  7,882,899  $ (11,972,625) $  2,021,249
CONTRIBUTED CAPITAL TO
   SUBSIDIARY BY AFFILIATE                           47,250                       47,250
NET LOSS OF SUBSIDIARY AS A
   LIMITED LIABILITY COMPANY -
   APRIL 1, 2000 THROUGH
   JUNE 13, 2000                                                     8,439         8,439
SHARES ISSUED ON JUNE 13,
   2000 UPON CONVERSION
   OF SUBSIDIARY FROM
   LIMITED LIABILITY COMPANY
   TO "C" CORPORATION                                 2,115                        2,206
TRANSFER OF ACCUMULATED
   LOSSES OF SUBSIDIARY AS
   A LIMITED LIABILITY
   COMPANY TO ADDITIONAL
   PAID-IN CAPITAL                               (1,069,948)     1,069,9487             -
PREFERRED STOCK ISSUED FOR
   CASH                                           2,482,106                    2,482,250
REDEMPTION OF SERIES A
   PREFERRED STOCK                                 (399,984)                    (400,000)
COMMON STOCK COMMITTED FOR
   Cash                               255,000                                    255,000
STOCK ISSUANCE COSTS                               (166,611)                    (166,611)
OPTIONS ISSUED FOR
   Services rendered                                 16,750                       16,750
   Compensation expense                             180,000                      180,000
WARRANTS ISSUED FOR
   Cash                                              56,250                       56,250
   Financing costs for
     promissory notes                               228,750                      228,750
   Lock-up agreements                               121,523                      121,523




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
                              ========== =======   ============ ============= =========== ========

continued below:



                                      Common       Additional
                                       Stock         Paid-In     Accumulated
                                     Committed       Capital       Deficit         Total
                                   -------------  ------------- -------------- -------------
INTEREST FROM FIXED CONVERSION
   FEATURES                        $              $  1,340,063  $              $  1,340,063
COMMON STOCK ISSUED FOR
   Cash                                                806,716                      806,778
   Purchase of prepaid media           (975,000)       974,930                            -
   Conversion of convertible
     promissory notes                  (818,199)     1,318,131                      500,000
   Liquidated damages in
     conversion of convertible
     promissory notes                                   59,998                       60,000
   Exercise of options                   (4,013)        11,801                        8,132
   Committed stock                   (3,148,900)     3,148,774                            -
   Services to be rendered                             109,354                      109,500
   Employee severance                                   21,168                       21,184
CONTRIBUTED CAPITAL TO
   SUBSIDIARY BY AFFILIATE                             205,790                      205,790
SHARES ACQUIRED UPON SALE
   OF COMPUTER EQUIPMENT               (144,000)                                   (144,000)
NET LOSS                                                           (7,991,338)   (7,991,338)
                                   -------------  ------------- -------------- -------------

BALANCE, MARCH 31, 2001            $  1,272,438   $ 17,377,825  $ (18,885,576) $   (230,835)
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

                                                          F-8


                                               SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                             AND SUBSIDIARIES
                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                FOR THE YEARS ENDED MARCH 31,
=============================================================================================

                                                                      2001           2000
                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                     $         -    $(9,640,334)
     Net loss - Dataworks - April 1, 2000 through June 13, 2000         8,439              -
     Net loss - June 14, 2000 through March 31, 2001               (7,991,338)             -
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation                                            241,955         66,377
              Amortization                                              3,000            750
              Allowance for doubtful accounts                          65,321              -
              Impairment of long-lived assets                          74,385              -
              Loss on sale of property and equipment                  981,000          3,571
              Write-down of prepaid media                             975,000              -
              Interest charges on convertible promissory notes        170,869      2,761,377
              Issuance of stock for services rendered                 109,510        409,252
              Issuance of stock for severance payment                  21,184              -
              Issuance of options for services rendered                16,750        630,120
              Issuance of options for financing costs                       -        453,750
              Issuance of options for compensation expense            180,000         17,500
              Issuance of warrants for financing costs                      -         73,778
              Issuance of warrants for services rendered                    -         27,450
              Issuance of warrants for lock-up agreements             121,523              -
              Cashless exercise of stock options                            -         75,754
              Liquidated damages on conversion of convertible
                  promissory notes                                     60,000              -
              Write-off of notes receivable - related parties          10,338              -
              (Increase) decrease in
                  Accounts receivable                                (331,126)        (1,354)
                  Deferred financing costs                                  -        303,685
                  Prepaid services                                     19,688           (625)
                  Prepaid expenses and other current assets           (33,494)       (27,449)
                  Other assets                                         41,928        (58,588)
              Increase (decrease) in
                  Deferred revenue                                     49,621              -
                  Accounts payable                                    236,377        327,363
                  Accrued expenses                                     (5,957)        84,077
                  Interest payable                                    (32,034)        93,678
                  Interest payable - related parties                  139,028              -
                                                                  ------------   ------------

Net cash used in operating activities                              (4,868,033)    (4,399,868)
                                                                  ------------   ------------


        The accompanying notes are an integral part of these financial statements.


                                                 SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                               AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  FOR THE YEARS ENDED MARCH 31,
===============================================================================================

                                                                        2001            2000
                                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                             $   (61,962)   $  (275,735)
     Repayment of note receivable                                             -         45,000
     Advances from related parties                                      104,397         12,424
                                                                    ------------   ------------

Net cash provided by (used in) investing activities                      42,435       (218,311)
                                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contributed capital - affiliate                                    253,040        484,466
     Payments on capital lease obligations                               (2,956)             -
     Proceeds from notes payable                                        108,754              -
     Repayment of notes payable                                        (355,000)       (15,000)
     Proceeds from notes payable - related party                         50,000         50,000
     Proceeds from convertible promissory notes - related parties             -        250,000
     Proceeds from convertible promissory notes                       1,685,000      1,685,000
     Proceeds from common stock                                         806,778              -
     Proceeds from committed common stock                               255,000      3,148,900
     Stock issuance costs                                              (166,593)      (378,576)
     Proceeds from sale of warrants                                      56,250              -
     Proceeds from preferred stock                                    2,482,250        473,500
     Redemption of preferred stock                                     (400,000)             -
                                                                    ------------   ------------

Net cash provided by financing activities                             4,772,523      5,698,290
                                                                    ------------   ------------

Net increase (decrease) in cash and cash equivalents                    (53,075)     1,080,111

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          1,212,305        132,194
                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $ 1,159,230    $ 1,212,305
                                                                    ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                  $     4,914    $    46,583
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

         From April 2, 2001, Sonicport acquired 100%, or 3,571,429 shares, of the outstanding common stock of Dataworks (formerly known as Allstate Dataworks, Inc.) in exchange for 14,666,667 new shares of Sonicport's common stock and warrants to purchase 1,000,000 shares of Sonicport's common stock. For accounting purposes, the transaction has been recorded as of March 31, 2001. The warrants have an exercise price of $0.73, vest immediately, and expire on April 2, 2006. In addition, certain shareholders of Sonicport transferred their ownership in 4,000,000 shares of Sonicport's common stock to the shareholders of Dataworks. Of the Dataworks shares, 878,572 were acquired from officers of Dataworks who are also officers of Sonicport.

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

         The summarized results of operations of the separate companies before consolidation for the year ended March 31, 2001 are as follows:

                                                      Sonicport      Dataworks
                                                    -------------  -------------

                  Net sales                         $    626,134   $   761,602
                  Net loss                          $ (7,459,057)  $  (532,281)

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

         Cost of Sales and General and Administrative Expenses
         -----------------------------------------------------
         General and administrative expenses consist primarily of accounting, legal, depreciation, payroll, rent, consulting, public relations, insurance and financing costs. Cost of sales consists primarily of salaries of employees working in our call center and customer service departments, media and advertising expenses for our web site along with the cost of running the web-site and programming costs (primarily salaries) associated with the ASP business.

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

         Dataworks Stock Options
         -----------------------

         On June 13, 2000, Dataworks granted options to purchase 813,294 shares of Dataworks' common stock to certain officers. The options had an exercise price of $0.01, expire 90 days after vesting, and vest as follows: 255,339 on January 1, 2001, 314,027 on January 1, 2002,
         198,401 on January 1, 2003, and 45,527 and January 1, 2004. The vesting is accelerated if certain events occur, one of which is the acquisition of more than 50% of the outstanding stock of Dataworks. The exercise price of the options was determined by the Board of Directors of Dataworks to be equal to the fair market value of Dataworks' common stock on the date of grant, since Dataworks was a private company on the date of grant.

         On April 2, 2001, all the issued and outstanding shares of Dataworks were acquired by Sonicport. For accounting purposes, the transaction has been recorded as of March 31, 2001. As part of this acquisition, all of the stock options vested as of that date, and all of the stock options were exercised by the officers on that date in exchange for notes receivable from the officers. In addition, Dataworks forgave the notes receivable on March 30, 2001. The shares issued upon exercise of the stock options were then acquired by Sonicport. Included in general and administrative expense is $9,571 for the value of the forgiven notes receivable.

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