Form 10QSB/A
period 2001-12-31
US DATAWORKS INC
filed 2003-02-12
CIK 1049505

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                                  FORM 10-QSB/A

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

                             21621 Nordhoff Street
                          Chatsworth, California 91311
     (Former Name, Former Address and Former Fiscal year, if changed since
                                  Last Report)

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

                                                  For the                       For the
                                             Three Months Ended            Nine Months Ended
                                                December 31,                  December 31,
                                        ---------------------------   ---------------------------
                                            2001           2000           2001           2000
                                        ------------   ------------   ------------   ------------
REVENUES
   Software licensing revenues          $   393,754    $   325,312    $   943,454    $   693,719
   Software maintenance revenues                 --          2,550        164,475          2,550
                                        ------------   ------------   ------------   ------------

       Total revenues                       393,754        327,862      1,107,929        696,269
                                        ------------   ------------   ------------   ------------

COST OF SALES                               138,250        125,459        412,975        313,461
                                        ------------   ------------   ------------   ------------
       Gross profit                         255,504        202,403        694,954        382,808

OPERATING EXPENSES
   General and administrative               580,613        669,428      2,088,233      3,059,787
                                        ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS                       (325,109)      (467,025)    (1,393,279)    (2,676,979)
                                        ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE)
   Financing costs                          (69,574)            --       (124,874)            --
   Interest expense                        (229,806)       (26,739)    (2,373,184)       (44,336)
   Interest expense - related parties       (10,515)            --        (47,721)            --
   Interest income                              638             --          3,608         10,559
   Loss on disposal of assets                    --        (66,528)            --        (74,385)
                                        ------------   ------------   ------------   ------------

     Total other income (expense)          (309,257)       (93,267)    (2,542,171)      (108,162)
                                        ------------   ------------   ------------   ------------

LOSS FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR (BENEFIT
   FROM) INCOME TAXES, DISCONTINUED
   OPERATIONS, AND EXTRAORDINARY
   ITEM                                    (634,366)      (560,292)    (3,935,450)    (2,785,141)

PROVISION FOR (BENEFIT FROM)
   INCOME TAXES                                 816             --          1,616           (203)
                                        ------------   ------------   ------------   ------------


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

                                                     For the                       For the
                                                Three Months Ended             Nine Months Ended
                                                   December 31,                   December 31,
                                         -----------------------------   -----------------------------
                                             2001            2000            2001            2000
                                         -------------   -------------   -------------   -------------
LOSS FROM CONTINUING OPERATIONS
   BEFORE DISCONTINUED OPERATIONS
   AND EXTRAORDINARY ITEM                $   (635,182)   $   (560,292)   $ (3,937,066)   $ (2,784,938)

DISCONTINUED OPERATIONS
   Income (loss) from operations of
     discontinued subsidiary, net of
     provision for income taxes of $0        (177,437)       (260,058)       (118,926)     (1,612,616)
   Loss on disposal of discontinued
     subsidiary, net of taxes of $0          (961,849)             --        (961,849)             --
                                         -------------   -------------   -------------   -------------

LOSS BEFORE EXTRAORDINARY ITEM             (1,774,468)       (820,350)     (5,017,841)     (4,397,554)

EXTRAORDINARY ITEM
   Income from forgiveness of interest
     payable                                       --              --              --          41,667
                                         -------------   -------------   -------------   -------------

NET LOSS                                   (1,774,468)       (820,350)     (5,017,841)     (4,355,887)

Preferred stock dividend                      264,698              --         264,698              --
                                         -------------   -------------   -------------   -------------
Net loss available to common
  shareholders                           $ (2,039,166)   $   (820,350)   $ (5,882,539)   $ (4,335,887)
                                         =============   =============   =============   =============

BASIC AND DILUTED LOSS PER SHARE
   From continuing operations            $      (0.01)   $      (0.01)   $      (0.09)   $      (0.07)
   From discontinued operations                 (0.02)          (0.01)          (0.02)          (0.03)
   From extraordinary item                         --              --              --            0.00
   Preferred stock dividend                     (0.01)             --           (0.01)             --
                                         -------------   -------------   -------------   -------------

     TOTAL BASIC AND DILUTED LOSS
       PER SHARE                         $      (0.04)   $      (0.02)   $      (0.12)   $      (0.10)
                                         =============   =============   =============   =============

BASIC AND DILUTED WEIGHTED-
   AVERAGE SHARES OUTSTANDING              45,920,437      43,249,561      43,539,700      42,024,895
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

NOTE 9 - SHAREHOLDERS' DEFICIT

         Convertible Series B Preferred Stock
         ------------------------------------
         In May 2001, the Company rescinded an investment in the Company's Convertible Series B Preferred Stock and returned $10,000 to the investor in exchange for the return of 13,333 shares, which were then cancelled.

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

         Stock for Lock-Up Agreements
         ----------------------------
         During the nine months ended December 31, 2001, the Company issued 805,496 shares of common stock to certain purchasers of the Company's common stock as consideration for the purchasers to enter into lock-up agreements for the sale of their shares of common stock. The shares were valued at the share price of the common stock at the date of the agreements. The total value of $224,609 has been recognized in the statement of operations as a financing cost.


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