Form 10QSB
period 2002-12-31
US DATAWORKS INC
filed 2003-02-14
CIK 1049505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                           --------------------------

                                   FORM 10-QSB
                           --------------------------

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period            to

                        Commission file number: 001-15835

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

Number of shares of Common Stock outstanding as of December 31, 2002:
59,535,672.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                               US DATAWORKS, INC.

                                TABLE OF CONTENTS

                                   FORM 10-QSB

                    QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                                                         Page
                                                                         ----
PART I -- FINANCIAL INFORMATION.......................................... F1

     Item 1.  Financial Statements....................................... F1

         Balance Sheet at December 31, 2002 (unaudited).................. F2

         Statements of Operations for the Three Months and Nine
              Months Ended December 31, 2002 and 2001 (unaudited)........ F4

         Statements of Cash Flows for the Nine Months Ended
              December 31, 2002 and 2001 (unaudited)..................... F5

         Notes to Financial Statements................................... F7

     Item 2.  Management's Discussion and Analysis and Results
                of Operations............................................  1

     Item 3.  Controls and Procedures....................................  7

PART II -- OTHER INFORMATION.............................................  8

     Item 1.  Legal Proceedings..........................................  8

     Item 2.  Changes in Securities and Use of Proceeds..................  8

     Item 3.  Default Upon Senior Securities.............................  9

     Item 6:  Exhibits and Reports on Form 8-K........................... 10

     Signature Page...................................................... 11

     Certifications...................................................... 12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                              US DATAWORKS, INC.
                                                                        CONTENTS
                                                   DECEMBER 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      Page
FINANCIAL STATEMENTS

     Balance Sheet                                                  F-2 - F-3

     Statements of Operations                                          F-4

     Statements of Cash Flows                                       F-5 - F-6

     Notes to Financial Statements                                  F-7 - F-14

                                                              US DATAWORKS, INC.
                                                                   BALANCE SHEET
                                                   DECEMBER 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents......................................  $   196,449
   Accounts receivable, net of allowance for doubtful
      accounts of $0 (unaudited)..................................      523,862
   Prepaid expenses and other current assets......................      227,496
                                                                    ------------
         Total current assets.....................................      947,807

PROPERTY AND EQUIPMENT, net.......................................      142,868
OTHER ASSETS......................................................       26,456
                                                                    ------------
                                   TOTAL ASSETS                     $ 1,117,131
                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                                                              US DATAWORKS, INC.
                                                                   BALANCE SHEET
                                                   DECEMBER 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Notes payable, net of unamortized discount of
     $4,534 (unaudited).........................................    $   128,697
   Notes payable - related parties..............................      1,389,000
   Current portion of capital lease obligations.................         11,095
   Current portion of convertible promissory notes,
     net of unamortized discount of $51,158 (unaudited).........      1,615,942

   Deferred revenue.............................................        185,888
   Accounts payable.............................................        512,916
   Accrued expenses.............................................        436,126
   Interest payable, including $60,702 (unaudited) to
      related parties...........................................         74,312
   Net liabilities of discontinued operations...................      1,076,078
                                                                    ------------
         Total current liabilities..............................      5,430,054

CONVERTIBLE PROMISSORY NOTES, net of current portion............    $   150,000
                                                                    ------------
         Total liabilities......................................      5,580,054

COMMITMENTS

STOCKHOLDERS' DEFICIT
   Convertible Series A preferred stock, $0.0001 par value
     800,000 shares authorized, 640,000 (unaudited) shares
     issued and outstanding, $2.50 liquidation preference,
     dividends of $421,850 (unaudited) in arrears...............             64
   Convertible Series B preferred stock, $0.0001 par value
     700,000 shares authorized, 629,666 (unaudited) shares
     issued and outstanding, $0.75 liquidation preference,
     dividends of $27,186 (unaudited) in arrears................             63
   Common stock, $0.0001 par value
     90,000,000 shares authorized and 59,535,672 (unaudited)
     shares issued and outstanding..............................          5,952
   Common stock committed, 642,375 (unaudited) shares...........      1,120,438
   Additional paid-in capital...................................     23,591,197
   Accumulated deficit..........................................    (29,180,637)
                                                                    ------------
         Total stockholders' deficit............................     (4,462,923)
                                                                    ------------
              TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $ 1,117,131
                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                                                                                                   US DATAWORKS, INC.
                                                                                             STATEMENTS OF OPERATIONS
                                     FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
                                                        FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                               DECEMBER 31,                       DECEMBER 31,
                                                         2002              2001             2002              2001
                                                    --------------   --------------   --------------   --------------
                                                      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
REVENUES
   Software licensing revenues.................     $     460,000    $     182,500    $   1,137,650    $     655,923
   Software maintenance revenues...............            67,189               --          204,653          164,475
   Software service revenues...................           217,070          211,254          492,734          287,531
                                                    --------------   --------------   --------------   --------------
     Total revenues............................           744,259          393,754        1,835,037        1,107,929

Cost of sales..................................           320,320          138,250          708,242          412,975
                                                    --------------   --------------   --------------   --------------
     Gross profit..............................           423,939          255,504        1,126,795          694,954

OPERATING EXPENSES
   General and administrative..................           495,296          516,395        1,937,721        1,979,921
   Consulting - related parties................                --               --               --           85,910
                                                    --------------   --------------   --------------   --------------
     Total operating expenses                             495,296          516,395        1,937,721        2,065,831

LOSS FROM OPERATIONS...........................           (71,357)        (260,891)        (810,926)      (1,370,877)
                                                    --------------   --------------   --------------   --------------

OTHER INCOME (EXPENSE)
   Financing costs.............................          (106,707)         (69,574)        (125,167)        (124,874)
   Interest expense............................          (130,198)        (229,806)        (608,759)      (2,373,185)
   Interest expense - related parties..........           (48,201)         (10,515)         (78,646)         (47,720)
   Loss on disposal of property and equipment..                --               --          (50,556)              --
   Other income (expense)......................             4,175              638            5,419            3,608
                                                    --------------   --------------   --------------   --------------
      Total other income (expense).............          (280,931)        (309,257)        (857,709)      (2,542,171)
                                                    --------------   --------------   --------------   --------------

LOSS BEFORE PROVISION FOR INCOME TAXES.........          (352,288)        (570,148)      (1,668,635)      (3,913,048)
PROVISION FOR INCOME TAXES.....................                --              816               --            1,616
                                                    --------------   --------------   --------------   --------------
LOSS FROM CONTINUING OPERATIONS................          (352,288)        (570,964)      (1,668,635)      (3,914,664)
DISCONTINUED OPERATIONS
   Loss from operations of discontinued division,
     net of provision for income taxes of $0
     (unaudited)...............................                --       (1,203,504)              --       (1,103,177)
                                                    --------------   --------------   --------------   --------------
      Total discontinued operations............                --       (1,203,504)              --       (1,103,177)

NET LOSS.......................................          (352,288)      (1,774,468)      (1,668,635)      (5,017,841)
   Dividends paid..............................                --               --               --          264,698
                                                    --------------   --------------   --------------   --------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS......     $    (352,288)   $  (1,774,468)   $  (1,668,635)   $  (5,282,539)
                                                    ==============   ==============   ==============   ==============

BASIC AND DILUTED LOSS PER SHARE
  From continuing operations...................     $       (0.01)   $       (0.01)   $       (0.03)   $       (0.09)
  From discontinued operations.................                --            (0.03)              --            (0.03)
  From dividends paid..........................                --               --               --            (0.01)
                                                    --------------   --------------   --------------   --------------
      Total basic and diluted loss per share...     $       (0.01)   $       (0.04)   $       (0.03)   $       (0.13)
                                                    ==============   ==============   ==============   ==============

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES
   OUTSTANDING.................................        58,164,965       45,920,437       56,657,605       43,539,700
                                                    ==============   ==============   ==============   ==============

                      The accompanying notes are an integral part of these financial statements.

                                                          F-4


                                                                                                   US DATAWORKS, INC.
                                                                                             STATEMENTS OF CASH FLOWS
                                                     FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------

                                                                                           2002              2001
                                                                                      --------------   --------------
                                                                                        (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations.............................................   $  (1,668,635)   $  (3,914,664)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of property and equipment.......................          50,248          224,879
     Loss on disposal of property and equipment....................................          50,556               --
     Interest charges on convertible promissory notes..............................         445,071        2,198,180
     Issuance of stock for services rendered.......................................         153,774          257,898
     Issuance of stock for legal settlement........................................           2,900               --
     Issuance of stock for lock-up agreement.......................................             400          224,905
     Issuance of stock for extension of note payable due date......................          97,416               --
     Issuance of warrants for lock-up agreements...................................              --           11,520
     Issuance of warrants for services.............................................           4,737               --
     Contributed stock for services rendered.......................................          13,152               --
     (Increase) decrease in
       Accounts receivable.........................................................        (353,189)         (49,475)
       Work in progress............................................................          11,312               --
       Prepaid expenses and other current assets...................................         (59,769)          82,682
       Other assets................................................................           5,738          (23,845)
     Increase (decrease) in
       Deferred revenue............................................................         (77,035)          60,188
       Accounts payable............................................................          66,857          104,653
       Accrued expenses............................................................         127,158           55,437
       Interest payable............................................................            (776)          (2,240)
       Interest payable - related  parties.........................................          78,308           13,109
                                                                                      --------------   --------------

Net cash used in continuing operations.............................................      (1,051,777)        (756,773)
Net cash used in discontinued operations...........................................        (121,417)        (862,841)
                                                                                      --------------   --------------
Net cash used in operating activities..............................................      (1,173,194)      (1,619,614)
                                                                                      --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment..............................................         (32,929)         (17,102)
   Repayments to related parties...................................................         (54,506)          14,586
                                                                                      --------------   --------------
Net cash used in investing activities..............................................         (87,435)          (2,516)
                                                                                      --------------   --------------

                      The accompanying notes are an integral part of these financial statements.

                                                          F-5

                                                                                                   US DATAWORKS, INC.
                                                                                             STATEMENTS OF CASH FLOWS
                                                     FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
                                                                                           2002              2001
                                                                                      --------------   --------------
                                                                                        (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations...........................................         (13,701)          (6,915)
   Proceeds from notes payable.....................................................         210,700          249,000
   Repayment of notes payable......................................................        (227,145)         (90,080)
   Proceeds from notes payable - related party.....................................         830,000           50,000
   Repayment of notes payable - related party......................................         (96,000)        (263,789)
   Proceeds from convertible promissory notes......................................         702,500          750,000
   Repayment of convertible promissory notes.......................................        (106,400)        (160,000)
   Proceeds from common stock......................................................              --          304,654
   Stock issuance costs............................................................              --          (68,149)
   Proceeds from subscription receivables..........................................          21,010               --
   Proceeds from exercise of warrants..............................................           2,098               --
   Rescission of preferred stock...................................................              --          (10,000)
   Payment of dividends............................................................              --         (264,698)
                                                                                      --------------   --------------

Net cash provided by financing activities..........................................       1,323,062          490,023
                                                                                      --------------   --------------
Net increase (decrease) in cash and cash equivalents...............................          62,433       (1,132,107)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................         134,016        1,159,230
                                                                                      --------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................................   $     196,449    $      27,123
                                                                                      ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   INTEREST PAID...................................................................   $     100,312    $     111,439
                                                                                      ==============   ==============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     During the nine months ended December 31, 2002, the Company completed the following:

         o In April and May 2002, issued 1,424,259 shares of common stock that it had committed to issue during the year ended March 31, 2002.

         o In August, September, November, and December 2002, $267,500 of convertible promissory notes were converted into common stock. At December 31, 2002, the stock certificates for 380,000 of common stock on $38,000 of the convertible promissory notes converted had not been issued and therefore this amount is included in common stock committed.

         o Accrued interest of $26,000 was transferred to the repayment amount of a convertible promissory note from accrued interest.

     During the nine months ended December 31, 2001, the Company completed the following:

         o Certain founding stockholders of US Dataworks, Inc. exchanged 1,528,000 shares of common stock for $220,000 of notes payable.

         o Recorded deferred financing costs of $891,248 related to the issuance of $750,000 of convertible promissory notes.

         o Issued 475,000 shares of common stock valued at $190,000, which were committed prior to March 31, 2001.

   The accompanying notes are an integral part of these financial statements.

                               US DATAWORKS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

     US Dataworks, Inc. (the "Company" or "US Dataworks"), a Nevada corporation, develops, markets, and supports transaction processing software for Windows NT computer systems. Its customer base includes many of the largest financial institutions as well as credit card companies, government institutions, and high-volume merchants in the United States. It also has a strategic alliance with BancTec to license the Company's software for its banking customers and Thomson Financial Publishing, a unit of Thomson Corporation (TSE: TOC), to incorporate its EPICWare database into the Company's products. The Company had an alliance with CheckFree Corporation that was terminated October 31, 2002. Prior to acquiring US Dataworks, Inc., a Delaware corporation, the Company was a financial services company specializing in the integration of proprietary software applications with Applications Service Provider ("ASP") services and an internet service provider ("ISP"). During July and December 2001, the Company started shutting down its ISP and ASP operations, respectively, and at March 31, 2002 all ISP and ASP activities had ceased. Effective May 9, 2002, the Company merged with US Dataworks, Inc., a Delaware corporation, and dissolved the Delaware corporation.

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

     Effective December 31, 2001, management of the Company formally decided to start shutting down the operations of its application service provider ("ASP") division. On February 14, 2002, the Company entered into an agreement (the "Settlement Agreement") to settle all outstanding matters and terminate any existing business between the Company and certain affiliates of the Company. As part of the Settlement Agreement, effective February 14, 2002, the following occurred:

         o the Company transferred to an affiliate all rights in its ASP technology software which had a net book value of $723,378

         o 664,000 warrants issued on March 31, 2001 with an exercise price of $0.73 issued to the controlling stockholders of the affiliates were cancelled

         o an affiliate and two significant stockholders of the Company forgave $260,206 of payables due from the Company, and the Company forgave $300,519 of receivables due from the affiliate

         o notes payable in the amounts of $50,000 and $46,000 entered into in November 2001 between the Company and the controlling stockholders of the affiliates, respectively, remain payable and are to be paid off from proceeds from any future finance arrangements

         o a $1,024,400 balance on the note payable due to an affiliate, issued to the Subsidiary on July 12, 2000 and refinanced on April 2, 2001, and accrued expenses for two significant stockholders of the Company and an affiliate for $105,600 and $20,000, respectively, remain payable and are to be paid off from any future financial arrangements.

     At December 31, 2002, net liabilities of discontinued activities included accounts payable of $34,509 and a note payable to an affiliate of $1,041,569.

     The results from discontinued operations for the ASP division and SeeYouOnline for the nine months ended December 31, 2001 included total revenues of $697,875 and $176,471, respectively, and income(loss) from operations of ($1,287,879) and $184,702, respectively.

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

     Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended March 31, 2002. The results of operations for the nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003.

     Going Concern
     -------------

     The Company has received a report from its independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

     Revenue Recognition
     -------------------

     The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition." The Company licenses its software products under nonexclusive, nontransferable license agreements. For software license arrangements that require significant modification or customization, the entire arrangement is accounted for in conformity with Accounting Research Bulletin No. 45, "Long-term Construction-Type Contracts," using the relevant guidance Statement of Position 81-1, "Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts," using the completed contract method. Such software license arrangements are considered to be complete following departure from the site after customization. For those arrangements that do not require significant modification or customization, revenue is recognized when a license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable, and collectibility is probable.

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

     Reclassifications
     -----------------

     Certain amounts in the December 31, 2001 statement of operations have been reclassified to conform with the current period presentation. Such reclassifications did not have any effect on the reported net loss.

     Loss per Share
     --------------

     The Company calculates loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

     The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                      For the Nine Months Ended
                                                             December 31,
                                                      -------------------------
                                                          2002          2001
                                                      -----------   -----------
                                                      (unaudited)   (unaudited)
Options outstanding under the Company's stock
    option plans                                       1,520,000     3,920,000
Options granted outside the Company's stock
    option plans                                         621,750     1,050,250
Warrants issued in conjunction with convertible
    Series B preferred stock                             629,666       629,666
Warrants issued in conjunction with private
    placements                                           531,500       531,500
Warrants issued as a financing cost for notes
    payable and convertible notes payable              3,409,685     2,520,500
Warrants issued in conjunction with lock-up
    agreements                                           729,759       729,759
Warrants issued for services rendered                  1,892,000     1,652,000
Warrants issued as part of the acquisition of US
    Dataworks, a Delaware corporation                    336,000     1,000,000
Convertible Series A preferred stock                     640,000       640,000
Convertible Series B preferred stock                     629,666       629,666

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

     Two strategic partners of the Company accounted for 1% and 43% of the Company's net sales for the three ended December 31, 2002, respectively. These two strategic partners accounted for 37% and 16% of the Company's net sales for the nine months ended December 31, 2002, respectively. Amounts due from strategic partners were $0 and $300,000, which is 0% and 57% of accounts receivable at December 31, 2002, respectively.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have a material impact on the Company's financial statements as management does not have any intention to change to the fair value method.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2002 consisted of the following:

         Furniture and fixtures                                      $   76,536
         Telephone equipment                                             93,798
         Computer equipment                                             149,739
         Leasehold improvements                                          13,517
                                                                     -----------

                                                                        333,590
         Less accumulated depreciation and amortization                 190,722
                                                                     -----------

         TOTAL                                                       $  142,868
                                                                     ===========

     Depreciation and amortization expense for the three months ended December 31, 2002 and 2001 was $14,908 and $75,220, respectively. Depreciation and amortization expense for the nine months ended December 31, 2002 and 2001 was $50,248 and $224,879, respectively. For the three and nine months ended December 31, 2001, $0 and $53,156 of depreciation and amortization expense was related to discontinued operations, respectively.

NOTE 5 - NOTES PAYABLE

     Notes payable at December 31, 2002 consisted of the following:

        Notes payable, interest at 6% per annum, unsecured,
                 due in February 2003.                               $   30,707
        Notes payable, interest at 12.2% per annum, unsecured,
                 due in July 2003.                                       12,524
        Notes payable, interest at 10% per annum, unsecured,
                 due in March, April, and August 2003.                   45,000
        Notes payable, interest at 12% per annum, unsecured,
                 due in January 2003.                                    45,000
                                                                     -----------
                                                                        133,231
        Less current portion                                            133,231
                                                                     -----------
                 Long-term portion                                   $       --
                                                                     ===========

     On July 1, 2000, the Company entered into a note payable agreement for $52,500. The note is for a 20-month term and bears interest at 10% per annum. Principal and interest are due monthly. As of March 31, 2002, the balance on the note payable was $4,785. In May 2002, the outstanding balance on the note was paid in full.

     During the period October 30, 2001 through January 28, 2002, the Company entered into Subscription Agreements to issue certain units in exchange for gross proceeds of $125,000. The first unit was for $50,000 and consisted of a promissory note, a warrant to purchase 2,500 shares of the Company's common stock, and 18,750 shares of the Company's common stock. The second unit was for $15,000 and consisted of a promissory note, a warrant to purchase 1,500 shares of the Company's common stock, and 11,250 shares of the Company's common stock. Six other units were each for $10,000, and each unit consisted of a promissory note, a warrant to purchase 1,000 shares of the Company's common stock, and 7,500 shares of the Company's common stock. The $50,000 promissory note is for a six-month term, the $15,000 promissory note is for a one-year term, and the $10,000 promissory notes are for a term of one year. All of the notes bear interest at 12% per annum and are unsecured. In May 2002, the Company repaid $25,000 on the $50,000 promissory note. The remaining $25,000 was repaid in August 2002. In November and December 2002, the Company repaid three $10,000 promissory notes.

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

     In July 2002, the Company entered into a loan agreement to finance an insurance policy. The amount financed was $132,010 at 6% per annum, due in nine monthly installments of principal and interest totaling $15,353. The principal balance at December 31, 2002 was $30,707.

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

     In November 2002, the Company entered into a loan agreement to finance an insurance policy. The amount financed was $15,314 at 12.2% per annum, due in nine monthly installments of principal and interest totaling $1,789. The principal balance at December 31, 2002 was $12,524.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

     On November 1 and November 28, 2001, the Company entered into note agreements with a stockholder and an affiliate for $50,000 and $46,000, respectively. The notes bear interest at 5% per annum, are unsecured, and are due upon demand. During May 2002, the principal was repaid, and the interest accrued was forgiven by the note holders.

     During the nine months ending December 31, 2002, the Company entered into seven separate note agreements totaling $830,000 with the Company's Chief Executive Officer. The note proceeds were used to fund the Company's business operations. The notes bear interest at 12% per annum, are unsecured, and are due upon demand.

NOTE 7 - CONVERTIBLE PROMISSORY NOTES

     On May 7, 2002 through October 11, 2002, the Company entered into Subscription Agreements in exchange for gross proceeds of $702,500. The units issued consisted of 45 convertible promissory notes and warrants to purchase 405,250 shares of the Company's common stock. The holders of forty-three of the promissory notes for a total of $562,500 have the option to convert the notes at any time after 31 days following the issuance date of the note. The holders of two of the promissory notes for a total of $140,000 have the option to convert the notes at any time after 91 days following the issuance date of the note.

     The Company has the option to redeem $562,500 of the notes at any time prior to the notes' maturity date at 105% of the face value of the note, plus accrued interest, if any, at any time prior to the maturity date. The notes are convertible at 80% of the average closing price for the 20 trading days immediately preceding the conversion date, but not less than $0.20 per share (for $10,000 of the notes) or $0.15 per share (for $160,000 of the notes) or $0.12 per share (for $229,500 of the notes) or $0.10 per share (for $163,000 of the notes). The notes earn interest at 10% per annum, the principal and any unpaid interest are due one year following the issuance date of the note, and interest is payable in cash on June 1, 2002, September 1, 2002, December 1, 2002, and March 1, 2003.

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

     The warrants to purchase 405,250 shares of the Company's common stock are exercisable at prices ranging from $0.10 to $0.23 per share and expire three years from the date of issuance.

     The Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $40,911 and will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the nine months ended December 31, 2002, the Company recognized $20,502 in interest expense related to the accretion of the debt discount.

     In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the notes to the time at which the notes first become convertible. The Company recognized interest expense of $254,457 in the accompanying statement of operations for the nine months ended December 31, 2002.

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

     On May 9, 2002, the note holder resigned as a director. On August 13, 2002, the Company settled with the note holder for $299,800, representing the principal of $250,000 plus accrued interest to the settlement date of $49,800, plus 10% interest on the settlement amount, with the settlement amount to be paid over 12 months from the settlement date. During the three months ended December 31, 2002, the Company paid principal of $71,400 on the note.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      Litigation
      ----------

     On July 19, 2002, an individual and former director of US Dataworks, H. J. Frazier, filed a lawsuit against US Dataworks in Los Angeles Superior Court alleging breach of debenture agreement. In the complaint, the plaintiff prays for damages in the amount of $275,000, plus prejudgment interest and cost of suit. US Dataworks and Mr. Frazier have reached a settlement pursuant to which US Dataworks will make monthly payments in the amount of $23,800 per month until March 1, 2003. On March 1, 2003, US Dataworks has the option to pay the remaining balance or to make monthly payments in the amount of $26,167 through August 1, 2003. US Dataworks also agreed to pay Mr. Frazier's attorney's fees and costs, up to a maximum of $5,000, and reimburse Mr. Frazier for the cost of the suit. Upon payment in full, Mr. Frazier will dismiss the lawsuit with prejudice. As of December 31, 2002, the Company has made timely payments and is current regarding this agreement.

NOTE 9 - STOCKHOLDERS' DEFICIT

     Convertible Series A Preferred Stock
     ------------------------------------

     At December 31, 2002, there were dividends in arrears of $421,850, or $0.66 per share.

     Convertible Series B Preferred Stock
     ------------------------------------

     At December 31, 2002, there were dividends in arrears of $27,186, or $0.04 per share.

     Payment of Dividends
     --------------------

     On May 24, 2001 and June 4, 2001, the Company declared and paid dividends of $120,000 and $120,000, respectively, on the Company's Series A. On April 18, 2001, the Company declared and paid dividends of $24,698 on the Company's Series B.

     Common Stock and Warrants
     -------------------------

     During the nine months ended December 31, 2002, the Company completed the following:

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

         o In August, September, and November 2002, $267,500 of convertible promissory notes were converted into 1,359,167 shares of common stock. During November 2002, the stock certificates for 1,079,167 share of common stock were issued. At December 31, 2002, the stock certificates for 280,000 of common stock on $28,000 of the convertible promissory notes converted had not been issued and therefore this amount is included in common stock committed.

         o In November 2002, two convertible promissory notes totaling $100,000 were converted into 833,334 shares of common stock.

         o In December 2002, a convertible promissory note for $10,000 was converted into 100,000 shares of common stock. At December 31, 2002, the stock certificate had not been issued and therefore the amount is included in common stock committed.

     Common Stock for Services Rendered
     ----------------------------------

     During the nine months ended December 31, 2002, the Company completed the following:

         o In May 2002, the Company issued 108,750 shares of common stock as payment for services rendered valued at $40,865, which was the fair market value of the services rendered.

         o In June 2002, the Company issued 525,000 shares of common stock for services rendered valued at $99,750, which was the fair market value of the services rendered.

         o In December 2002, the Company issued 375,000 shares of common stock and a warrant to purchase 150,000 shares of common stock, and a third party contributed a further 375,000 shares of common stock, as payment for services to be rendered over an eighteen month period valued at $150,000, which was the fair market value of the services rendered.

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

     Common Stock and Warrants as a Financing Cost
     ---------------------------------------------

         o In July 2002, the Company issued 5,137 shares of common stock and warrants to purchase 685 shares of common stock to a note holder as compensation for the note holder to extend the maturity date of $25,000 of the holder's $50,000 promissory note with the Company. This note was paid in full in August 2002.

         o In December 2002, the Company issued 440,000 shares of common stock to a convertible promissory note holder as compensation for the note holder to extend the maturity date of a $165,000 promissory note with the Company until January 2003. This note was paid in full in January 2003.

NOTE 10 - RELATED PARTY TRANSACTIONS

     During the three and nine months ended December 31, 2002, the Company paid rent expense totaling $0 and $3,000 respectively, to an affiliated company, which is owned by significant stockholders of the Company.

NOTE 11 - SUBSEQUENT EVENTS

     Granting of Stock Options
     -------------------------

     In January 2003, the Board granted an option to purchase 250,000 shares of common stock to an employee based on the employment agreement with that employee.

     Backlog
     -------

     Subsequent to December 31, 2002, the Company signed various contracts with major retailers and banks resulting in a total backlog of $1.2 million in software license and software service fees. This backlog includes $167,000 in software service fees remaining from the previous quarter. We expect the majority of software under such contracts will be installed by March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read with the unaudited consolidated financial statements and related notes included elsewhere in this Report.

     When used in this Report, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to statements regarding benefits related to our strategic alliances, our critical accounting policies, installation of our software, expectations regarding our revenue, adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth and profitability, investments in marketing, promotion, and operating infrastructure, our need for future financing, our dependence on personnel and our ability to respond to rapid technological change. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks set forth below under "Factors that May Affect Our Results." These forward-looking statements speak only as of the date hereof. US Dataworks expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

     On September 25, 2002, our stockholders elected a new board of directors consisting of Joe Abrell and John L. Nicholson, M.D. as Class I directors, Hayden D. Watson and Thomas L. West, Jr. as Class II directors, and Charles E. Ramey and Terry Stepanik as Class III Directors. Following the Stockholders' meeting, the board of directors appointed Terry Stepanik as our Interim Chief Financial Officer.

     On October 31, 2002, we entered into a mutual settlement agreement with Checkfree Corporation terminating our strategic alliance with Checkfree. Under the terms of the agreement, we will continue to receive revenues generated under the contracts entered into with the customers established through our alliance with Checkfree.

     On November 13, 2002, we formed a strategic alliance with BancTec, which we anticipate will promote our brand name and expand our client base.

CRITICAL ACCOUNTING POLICIES

     The following discussion is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe that of the significant accounting policies used in the preparation of our financial statements (see Note 3 to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

     REVENUE RECOGNITION

     We license our software products under non-exclusive, non-transferable license agreements. For license agreements that require significant modification or customization, we do not recognize revenue until we have completed the work under the agreement. For those license agreements that do not require significant modification or customization, we recognize revenue when the license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable, and collectibility is probable. If the license agreement includes a separate fee for maintenance services, we recognize revenue ratably over the term of the agreement.

     CONCENTRATIONS OF CREDIT RISK

     We perform ongoing credit evaluations of our customers and extend credit to our customers. We do not obtain collateral from our customers to secure our accounts receivables. We evaluate our accounts receivable on a regular basis for collectibility and provide for an allowance for potential credit losses as deemed necessary. If credit losses do occur, those losses could have an adverse effect on our financial condition.

RESULTS OF OPERATIONS

     The results of operations reflected in this discussion include the operations of US Dataworks for the three months and nine months ended December 31, 2002 and 2001. The acquisition agreement between US Dataworks (then Sonicport, Inc.) and US Dataworks, Inc., a Delaware corporation, was signed on March 31, 2001, with an effective date of April 2, 2001. Balance sheet information, as well as revenue and expenses, are affected by this consolidation and it is important to understand this when viewing the overall results.

     REVENUE

     Revenue increased by $350,505 or 89% to $744,259 for the three months ended December 31, 2002 from $393,754 for the three months ended December 31, 2001. The increase in revenue was primarily attributable to an increase in the number of license and software service agreements we entered into in the three months ended December 31, 2002. Revenue increased by $727,108 or 66% to $1,835,037 for the nine months ended December 31, 2002 from $1,107,929 for the nine months ended December 31, 2001. This increase was primarily due to discontinuing our internet service provider, or ISP, and application service provider, or ASP, divisions and focusing our efforts in building our electronic check processing software business, which resulted in an increased number of software license and software service agreements being sold. Subsequent to December 31, 2002, the Company signed various contracts with major retailers and banks resulting in a total backlog of $1.2 million in software license and software service fees. This backlog includes $167,000 in software service fees remaining from the previous quarter. We expect the majority of software under such contracts will be installed by March 31, 2003. Upon such installations, we anticipate recognizing the revenue for these contracts during the period in which the installations are complete.

     COST OF SALES

     Cost of sales increased by $182,070 or 132% to $320,320 for the three months ended December 31, 2002 from $138,250 for the three months ended December 31, 2001. The increase was primarily attributable to an increase in labor related costs. Cost of sales increased by $295,267 or 71% to $708,242 for the nine months ended December 31, 2002 from $412,975 for the nine months ended December 31, 2001. The primary reason for this increase was also due to labor related costs.

     OPERATING EXPENSES

     Total operating expenses decreased by $21,099 or 4% to $495,296 for the three months ended December 31, 2002 from $516,395 for the three months ended December 31, 2001. The decrease was primarily attributable to reductions in marketing expenses, salary expenses and administrative costs. Total operating expenses decreased by $128,110 or 6% to $1,937,721 for the nine months ended December 31, 2002 from $2,065,831 for the nine months ended December 31, 2001. This decrease in operating expenses was associated with the closing of our offices in California.

     OTHER EXPENSES

     Other expenses, including interest expense and financing costs, decreased during the three months ended December 31, 2002 primarily due to interest charges on our convertible promissory notes in the form of fixed conversion features and amounts allocated to warrants as a debt discount. Interest expense decreased by $61,922 or 26% to $178,399 for the three months ended December 31, 2002 from $240,321 for the three months ended December 31, 2001. Interest expenses decreased by $1,733,500 or 72% to $687,405 for the nine months ended December 31, 2002 from $2,420,905 for the nine months ended December 31, 2001. This decrease is attributable to the issuance approximately $2.3 million of convertible promissory notes that had substantial beneficial conversion features. These beneficial conversion features resulted in interest expense of $2 million that was expensed in the three months ended June 30, 2001.

     DISCONTINUED OPERATIONS

     For the three months and nine months ended December 31, 2002, we did not recognize a gain or a loss on discontinued operations of our internet service provider, or ISP, and application services provider, or ASP, divisions, as compared to a loss of $1,203,504 and $1,103,177 for the three months and nine months ended December 31, 2001, respectively. In April 2001, we completed the acquisition of US Dataworks, Inc., a Delaware corporation, a developer of electronic check processing software. In August 2001, we ceased operations in our ISP division due to the increased competition in the ISP market and the resulting negative effect on our cash flow. In February 2002, we sold our ASP technology software and ceased operations in our ASP division in order to focus on our core business of software development.

     NET LOSS

     Net loss decreased by $1,422,180 or 80% to a net loss of $352,288 for the three months ended December 31, 2002 from $1,774,468 for the three months ended December 31, 2001. Net loss decreased by $3,613,904 or 68% to a net loss of $1,668,635 for the nine months ended December 31, 2002 from $5,282,539 for the nine months ended December 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $169,324 or 624% to $196,449 for the nine months ended December 31, 2002 compared to an increase of $27,123 for the nine months ended December 31, 2001. This increase was primarily due to an increase in proceeds received from our financing activities. Cash used for operating activities was $1,173,194 for the nine months ended December 31, 2002, of which $121,417 was used in discontinued operating activities, compared to $1,619,614 for the nine months ended December 31, 2001, of which $862,841 was used in discontinued operating activities. Net loss from operations for the nine months ended December 31, 2002 reduced cash by $1,668,635.

     Cash used for investment activities for the nine months ended December 31, 2002 consisted of repayments to our affiliates and the purchase of property and equipment totaling $87,435. Cash used for investment activities for nine months ended December 31, 2001 consisted of the purchase of property and equipment for $17,102, which was offset by advances of $14,586 from our affiliates.

     Financing activities provided cash of $1,323,062 for the nine months ended December 31, 2002 and included the issuance of $702,500 in convertible promissory notes, $210,700 in promissory notes, and $830,000 in promissory notes to a related party.

     Financing activities provided cash of $490,023 for the nine months ended December 31, 2001 and included the issuance of $249,000 in promissory notes, $750,000 in convertible promissory notes, and $304,654 from the sales of our common stock.

FACTORS THAT MAY OUR AFFECT RESULTS

WE HAVE A GENERAL HISTORY OF LOSSES AND CANNOT ASSURE YOU THAT WE WILL OPERATE PROFITABLY IN THE FUTURE.

     We have incurred significant losses for the last two fiscal years and expect that our net losses and negative cash flow will continue for the foreseeable future. As of December 31, 2002, our accumulated deficit was $29,180,637. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements for the years ended March 31, 2002 and 2001 filed with our annual report on Form 10-KSB for fiscal year ended March 31, 2002, to the effect that our loss from operations for the year ended March 31, 2002, and the accumulated deficit at March 31, 2002 raise substantial doubt about our ability to continue as a going concern. We believe that our planned growth and profitability will depend in large part on our ability to continue to promote our brand name and gain and expand clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnerships, development of our client base, and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL IN THE NEXT 6 MONTHS.

     We believe we currently have adequate cash to fund anticipated cash needs for at least the next six months. We will need to raise additional capital and are actively pursuing various financing options. However, we may not be able to raise additional funds on favorable terms or at all. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it will have a material adverse effect on our financial condition and our ability to continue to operate our business. If we raise capital through additional equity financings, these financings may result in dilution to existing stockholders.

OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS CAUSED BY MANY FACTORS WHICH COULD CAUSE US TO FAIL TO ACHIEVE OUR REVENUE OR PROFITABILITY EXPECTATIONS.

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

WE OPERATE IN A MARKET THAT IS INTENSELY AND INCREASINGLY COMPETITIVE AND IF WE FAIL TO COMPETE EFFECTIVELY, WE MAY LOSE OR FAIL TO GAIN MARKET SHARE.

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

     Our principal stockholders, executive officers, directors and their affiliates, in the aggregate, own more than 40% of our outstanding common stock. These stockholders, if they act together, may be able to control our management and affairs and all matters requiring stockholder approval, including the election and removal of directors and approval of significant corporate transactions. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership may delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

     As of December 31, 2002, there were 59,535,672 shares of common stock outstanding, of which approximately 45,000,000 are restricted securities under the Securities Act, a majority of which are held by affiliates of US Dataworks. These restricted securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If these holders sell in the public market, these sales could cause the market price of our common stock to decline. This also could make it more difficult for us to raise funds through future offerings of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures.

     Our chief executive officer and interim chief financial officer have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this quarterly report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) were effective in alerting them on a timely basis to material information relating to US Dataworks that are required to be included in our reports filed or submitted under the Exchange Act.

         (b)      Changes in internal controls.

     There were no significant changes in our internal controls, or to our knowledge, any other factors that could significantly affect our disclosure controls and procedures subsequent to their evaluation date. There were no significant or material weaknesses in such controls requiring corrective actions, except for controls over documentation of agreements entered into by the Company, which have subsequently improved.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 19, 2002, an individual and former director of US Dataworks, H. J. Frazier, filed a lawsuit against US Dataworks in Los Angeles Superior Court alleging breach of debenture agreement. In the complaint, the plaintiff prays for damages in the amount of $275,000, plus prejudgment interest and cost of suit. US Dataworks and Mr. Frazier have reached a settlement pursuant to which US Dataworks will make six monthly payments in the amount of $23,800 per month until March 1, 2003. On March 1, 2003, US Dataworks has the option to pay the remaining balance of $142,800 or to make monthly payments in the amount of $26,167 through August 1, 2003. US Dataworks also agreed to pay Mr. Frazier's attorney's fees and costs, up to a maximum of $5,000, and reimburse Mr. Frazier for the cost of the suit. Upon payment in full, Mr. Frazier will dismiss the lawsuit with prejudice. As of February 14, 2003, the Company has made timely payments and is current regarding this agreement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      Recent Sales of Unregistered Securities

     On December 12, 2002, we issued 440,000 shares of our common stock in exchange for extending the due date of a promissory note.

     On December 26, 2002, we issued shares of our common stock and a warrant to purchase shares of our common stock in exchange for services rendered. The following table summarizes this transaction:

         Date        Type of Security   Value of Services ($)  Amount Issued (#)
-----------------    ----------------   ---------------------  -----------------
December 26, 2002      Common Stock               (1)              375,000
December 26, 2002        Warrant                  (1)              150,000

     (1) Securities were issued in exchange for services to be provided over an eighteen month period. A third party contributed a further 375,000 shares of common stock on behalf of the Company. The total value of the services was $150,000.

     At various times between October 1, 2002 and December 31, 2002, we issued units through private placements, each consisting of a convertible promissory note and a warrant to purchase shares of our common stock. The following table summarizes these transactions.

                                                                                                     Terms of
              Date            Unit Price($)        Title of Security         Amount Sold       Conversion/Exercise
    -----------------         -------------    ------------------------     -------------      -------------------
     October 2, 2002               10,000      Convert. Promissory Note      $ 10,000                  (1)
                                                        Warrant                 5,000            $0.12 per share
     October 8, 2002               10,000      Convert. Promissory Note      $ 10,000                  (1)
                                                        Warrant                 5,000            $0.16 per share
     October 8, 2002               10,000      Convert. Promissory Note      $ 10,000                  (1)
                                                        Warrant                 5,000            $0.16 per share
     October 8, 2002               10,000      Convert. Promissory Note      $ 10,000                  (1)
                                                        Warrant                 5,000            $0.16 per share
     October 8, 2002               10,000      Convert. Promissory Note       $10,000                  (1)
                                                        Warrant                 5,000            $0.16 per share
     October 11, 2002              25,000      Convert. Promissory Note      $ 25,000                  (1)
                                                        Warrant                12,500            $0.16 per share


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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     On July 19, 2002, an individual and former director of US Dataworks, H. J. Frazier, filed a lawsuit against US Dataworks in Los Angeles Superior Court alleging breach of debenture agreement. In the complaint, the plaintiff prays for damages in the amount of $275,000, plus prejudgment interest and cost of suit. US Dataworks and Mr. Frazier have reached a settlement pursuant to which US Dataworks will make six monthly payments in the amount of $23,800 per month until March 1, 2003. On March 1, 2003, US Dataworks has the option to pay the remaining balance of $142,800 or to make monthly payments in the amount of $26,166 through August 1, 2003. US Dataworks also agreed to pay Mr. Frazier's attorney's fees and costs, up to a maximum of $5,000, and reimburse Mr. Frazier for the cost of the suit. Upon payment in full, Mr. Frazier will dismiss the lawsuit with prejudice. As of February 14, 2003, the Company has made timely payments and is current regarding this agreement.

     US Dataworks has issued and outstanding shares of Series A Convertible Preferred Stock, holders of which are entitled to receive dividends at a rate of 15% per annum. As of December 31, 2002, there were dividends in arrears of $421,850, or $0.66 per share. We are not obligated to make this dividend payment unless and until the Board of Directors declares a dividend. It is our policy that the Board of Directors will not consider declaring a dividend until we achieve profitability for five consecutive quarters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

     The exhibits listed below are required by Item 601 of Regulation S-B.

                 Exhibit Number                      Description
                 --------------               ---------------------------
                    3(ii)                     Amended and Restated Bylaws

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  February 14, 2003

                                                US DATAWORKS, INC.

                                             By /s/ Terry Stepanik
                                                --------------------------------
                                                      Terry Stepanik
                                                Interim Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

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

Date: February 14, 2003

                                                        /s/ Charles E. Ramey
                                                        ------------------------
                                                        Charles E. Ramey
                                                        Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

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

Date: February 14, 2003

                                                /s/ Terry Stepanik
                                                --------------------------------
                                                Terry Stepanik
                                                Interim Chief Financial Officer

                                  EXHIBIT INDEX

                 Exhibit Number                      Description
                 --------------               ---------------------------
                    3(ii)                     Amended and Restated Bylaws