Form 10KSB/A
period 2001-03-31
US DATAWORKS INC
filed 2003-06-13
CIK 1049505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)

         (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended March 31, 2001

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period                    to

                        Commission file number: 001-15385

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
        Common Stock, par value $0.0001 per share American Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenue for fiscal year ended March 31, 2001: $626,134.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the price of such common equity as of May 31, 2001 as reported on the American Stock Exchange is $9,948,179. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     Number of shares of Common Stock outstanding as of May 31, 2001:
42,318,786.

                                EXPLANATORY NOTE

         US Dataworks, Inc. (the "Company"), by this Form 10-KSB/A, Amendment No. 2 to Form 10-KSB, hereby amends and restates Part I, Item 2, Part II, Items 6 and 7, and Part III, Items 10 and 13.

                                     PART I

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's principal executive offices, consisting of 1,000 square feet of office space, are located at 21621 Nordhoff Street, Chatsworth, California, 91311. The Company entered into a lease agreement on April 2, 2001 with an affiliated third party. The term of the lease expires on April 1, 2006. The lease cost is $1,000 per month with an annual increase of 3% of the previous years' rent. Dataworks has offices located in both California and Texas. The California offices, consisting of 5,000 square feet of office space, are located at 8053 Deering Avenue, Canoga Park, California, 91304. The Company entered into a lease agreement on April 2, 2001 with an affiliated third party. The terms of this lease are at least as favorable as would be expected from an unaffiliated third party. The term of the lease expires on April 1, 2006. The lease cost is $5,000 per month with an annual increase of 3% of the previous years' rent. The offices in Texas consist of 3,148 square feet of office space, are located at 5301 Hollister, Suite 250, Houston, Texas, 77040. The Company has a lease agreement with an unaffiliated third party. The lease cost is $4,563 per month and the lease expires on October 31, 2001.

     The Company believes that its current offices are adequate for its needs.

                                     PART II

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

     ------------------------------------------------ ---------------------------- -------------------------
                                                              Year Ended                  Year Ended
     Selected Financial Data                                March 31, 2001              March 31, 2000
     ------------------------------------------------ ---------------------------- -------------------------
     Revenues                                                     626,134                         --

     Cost of Sales                                              2,480,760                         --

     Gross Profit                                              (1,854,626)                        --

     Total Operating Expense                                    4,382,725                  5,893,269

     Loss From Operations                                      (6,237,351)                (5,893,269)

     Other Expenses                                            (1,222,109)                (3,311,747)

     Net Loss                                                  (7,459,257)                (9,205,016)

     Basic and Diluted Loss Per Share                               (0.27)                     (0.41)

     Total Assets                                              21,661,149                  3,694,158

     Total Liabilities                                          4,219,751                  1,698,202

     Stockholder's Equity                                      17,441,398                  1,995,956

     The results of operations reflected in this discussion do not include the operations of Dataworks for the past two years. The Acquisition Agreement between Sonicport and Dataworks was signed on March 31, 2001, with an effective date of April 2, 2001 and is accounted for by the Company using the purchase method of accounting. Accordingly, at March 31, 2001, only balance sheet information is affected by this consolidation, and it is important to understand this when viewing the overall results.

     Revenue for the year ended March 31, 2001 increased by $626,134. The increase in revenue was due to the Company's ISP became operational in the fiscal year ended March 31, 2001. There were no revenues for the year ended March 31, 2000.

     Cost of sales for the year ended March 31, 2001 increased by $2,480,760. The increase in the cost of sales is due to the ISP becoming operational in May 2000.

     Total operating expenses for the year ended March 31, 2001 decreased by $1,510,544 or 26% from $5,893,269 for the year ended March 31, 2000 to
$4,382,725 for the same period in 2001. The decrease was due principally to the elimination and consolidation of a portion of the Company's overhead, including moving to a new location, the release of some employees, and the scaling back of the ISP operations, and to the write-down of prepaid media for $975,000. The write-down was made since it was uncertain whether the media provider would be able to fulfill his commitment.

     Other expenses, including interest expense and financing costs, were reduced during the fiscal year ended March 31, 2001 due to the debentures issued during the prior year being converted into shares of stock during the current year.

     Interest expense decreased for the year ended March 31, 2001 by 94% or $3,116,513 from $3,329,457 for the year ended March 31, 2000, to $212,944.
During the fiscal year ended March 31, 2001, financing costs were recognized of $121,523. These are attributable to the commissions and other expenses paid in connection with the issuance of the common stock and preferred stock during the year. Also, during the year ended March 31, 2001, a loss of $981,000 was recognized on the sale of computer equipment, which had not been put in service, back to the individual from whom it had been purchased.

     Net loss for the year ended March 31, 2001 decreased by $1,745,759 or 19% from a net loss of $9,205,016 for the year ended March 31, 2000, to a net loss of $7,459,257 for the same period in 2001. The decrease is primarily due to significantly higher sales from the operation of the ISP and the decrease in costs due to moving to a new location, the release of some employees and scaled back operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, the Company had $1,159,230 in cash and cash equivalents. Subsequent to March 31, 2001, the Company received $750,000 pursuant to three 10% Convertible Promissory Notes being issued to three accredited investors. In addition, in June 2001, the Company received a firm commitment from an underwriter for the sale of $1.5 million of common stock. During the fiscal year ended March 31, 2001, net cash used in operating activities of $4,471,660, and net cash used in investing activities of $68,362 were financed primarily by the issuance of $127,000 in notes payable, $1,685,000 in convertible notes payable, $2,482,250 in preferred stock and $1,061,778 proceeds from the sales of the Company's common stock. The Company continues to attempt to raise funds for working capital and the development of the Company's operations through private placements of debt and/or equity, although no assurance can be given that funds will be available. To the extent of a shortfall in required funds, the Company may be required to curtail the implementation of its business plan, and reduce or cease operations.

LACK OF PROFITABILITY, POTENTIAL LOSSES

     During the years ended March 31, 2001 and 2000, the Company has experienced net losses of $7,459,257 and $9,205,016 respectively. Results of operations in the future will be influenced by numerous factors including, among others, expansion, and the Company's ability to retain clients, to attract affiliates, provide superior customer service and retain qualified personnel. The Company may incur problems, delays, expenses, and difficulties during this stage, any of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. There is no assurance that the Company will ever operate profitably.

ITEM 7. FINANCIAL STATEMENTS

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                                                        CONTENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

                                                                     Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                    F-3 - F-4

     Consolidated Statements of Operations                            F-5

     Consolidated Statements of Shareholders' Equity               F-6 - F-8

     Consolidated Statements of Cash Flows                        F-9 - F-12

     Notes to Consolidated Financial Statements                   F-13 - F-33

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

As discussed in Note 2, the Company previously recorded the acquisition of US Dataworks in a manner similar to a pooling of interests. Management has reassessed the facts and circumstances of the transaction and has changed the method used to record the acquisition from a manner similar to a pooling of interests to the purchase method, which is in conformity with generally accepted accounting principles. The change in accounting method has resulted in revenue for the years ended March 31, 2001 and 2000 being reduced from $1,387,736 and $144,507, respectively, to $626,134 and $0, respectively. In addition, property and equipment, net increased $1,183,000, goodwill increased $16,489,233 and shareholders' equity increased $17,672,233.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
June 7, 2001 (except for
Note 2, as to which the
dated is May 5, 2003)

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                                  March 31, 2001
--------------------------------------------------------------------------------

                                     ASSETS
                                   (RESTATED)
CURRENT ASSETS
   Cash and cash equivalents ....................................   $ 1,159,230
   Accounts receivable, net of allowance for doubtful accounts of
        $65,321 .................................................       267,159
   Due from related parties .....................................        79,577
   Deferred financing costs .....................................     1,169,194
   Prepaid media, net of allowance $975,000 .....................            --
   Prepaid expenses and other current assets ....................       120,998
                                                                    ------------
         Total current assets ...................................     2,796,158

PROPERTY AND EQUIPMENT, net .....................................     2,362,848
GOODWILL ........................................................    16,489,233
OTHER ASSETS ....................................................        12,910
                                                                    ------------
                 TOTAL ASSETS ...................................   $21,661,149
                                                                    ============

   The accompanying notes are an integral part of these financial statements.


                                                 SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                               AND SUBSIDIARIES
                                                                     CONSOLIDATED BALANCE SHEET
                                                                                 March 31, 2001
-----------------------------------------------------------------------------------------------

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                               (RESTATED)
CURRENT LIABILITIES
   Notes payable ............................................................      $    108,754
   Convertible promissory notes .............................................         1,456,250
   Convertible promissory notes related-parties .............................           250,000
   Deferred revenue .........................................................            49,621
   Accounts payable .........................................................           687,768
   Accrued expenses .........................................................           114,189
   Interest payable, including $3,028 to related parties ....................            17,701
   Due to related party .....................................................           135,515
   Current portion of capital lease obligations .............................             7,548
   Current portion of note payable - affiliate ..............................           566,289
                                                                                   -------------
         Total current liabilities ..........................................         3,393,635

NOTE PAYABLE - AFFILIATE, net of current portion ............................           798,711
CAPITAL LEASE OBLIGATIONS, net of current portion ...........................            27,405
                                                                                   -------------
              Total liabilities .............................................         4,219,751

COMMITMENTS

SHAREHOLDERS' EQUITY (RESTATED)
   Convertible Series A preferred stock, $0.0001 par value
     10,000,000 shares authorized
     640,000 shares issued and outstanding
     $2.50 liquidation preference, dividends of $238,361 in arrears .........                64
   Convertible Series B preferred stock, $0.0001 par value
     700,000 shares authorized
     642,999 shares issued and outstanding
     $0.75 liquidation preference, dividends of $29,896 in arrears ..........                64
   Common stock, $0.0001 par value
     100,000,000 shares authorized
     43,498,786 shares issued and outstanding ...............................             4,350
   Common stock committed, 475,000 shares ...................................           255,000
   Additional paid-in capital ...............................................        35,535,415
   Accumulated deficit ......................................................       (18,353,495)
                                                                                   -------------
         Total shareholders' equity .........................................        17,441,398
                                                                                   -------------
                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (RESTATED)      $ 21,661,149
                                                                                   =============

             The accompanying notes are an integral part of these financial statements.

                                                 SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                               AND SUBSIDIARIES
                                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                                                  For the Years Ended March 31,
-----------------------------------------------------------------------------------------------

                                                                     2001              2000
                                                                -------------      -------------
                                                                  (RESTATED)        (RESTATED)
REVENUES
   Internet service provider revenues, net of charge-backs      $    626,134       $         --
                                                                -------------      -------------
     Total revenues ......................................           626,134                 --

COST OF SALES
   Internet service provider .............................         2,480,760                 --
                                                                -------------      -------------

GROSS PROFIT (LOSS) ......................................        (1,854,626)                --
                                                                -------------      -------------

OPERATING EXPENSES
   General and administrative ............................         2,709,576          5,708,800
   Consulting-related parties ............................           623,764            184,469
   Write-down of prepaid media ...........................           975,000                 --
   Impairment of long-lived assets .......................            74,385                 --
                                                                -------------      -------------
     Total operating expenses ............................         4,382,725          5,893,269

LOSS FROM OPERATIONS .....................................        (6,237,351)        (5,893,269)
                                                                -------------      -------------

OTHER INCOME (EXPENSE)
   Loss on sale of property and equipment ................          (981,000)                --
   Financing costs .......................................          (121,523)                --
   Other income ..........................................            82,549                 --
   Interest expense ......................................          (186,206)        (3,329,457)
   Interest expense - related parties ....................           (26,738)                --
   Interest income .......................................            10,809             17,710
                                                                -------------      -------------
      Total other income (expense) .......................        (1,222,109)        (3,311,747)
                                                                -------------      -------------
LOSS BEFORE BENEFIT FROM INCOME TAXES ....................        (7,459,460)        (9,205,016)
BENEFIT FROM INCOME TAXES ................................               203                 --
                                                                -------------      -------------

NET LOSS .................................................      $ (7,459,257)      $ (9,205,016)
                                                                =============      =============
BASIC AND DILUTED LOSS PER SHARE .........................      $      (0.27)      $      (0.41)
                                                                =============      =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING ...............        27,447,596         22,675,003
                                                                =============      =============

             The accompanying notes are an integral part of these financial statements.

                                                F-5


                                                                   SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                                                 AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (RESTATED)
                                                                                    For the Years Ended March 31,
-----------------------------------------------------------------------------------------------------------------

                                     Convertible Series A  Convertible Series B
                                        Preferred Stock      Preferred Stock        Common Stock    Common Stock
                                        Shares   Amount     Shares      Amount     Share    Amount   Committed
                                       -------   -------  ---------  ----------  ---------- ------- ----------
BALANCE, MARCH 31, 1999 (RESTATED)        --     $  --    1,072,505  $  742,550  20,743,258 $2,074 $       --
PREFERRED STOCK ISSUED FOR CASH                             549,303     473,500
COMMON STOCK COMMITTED FOR CASH                                                                     3,148,900
COMMON STOCK COMMITED FOR
   Purchase of 96 Points of Presence                                                                1,125,000
   Purchase of prepaid media                                                                          975,000
STOCK ISSUANCE COSTS
OPTIONS ISSUED FOR
   services rendered
   financing costs
   compensation expense
WARRANTS ISSUED AS FINANCING COSTS
   AND FOR SERVICES RENDERED
INTEREST FROM FIXED CONVERSION
   FEATURES
COMMON STOCK ISSUED FOR
   Conversion of preferred stock                         (1,621,808) (1,216,050) 1,621,808    162
   Conversion of convertible
     promissory notes                                                              210,385     21     854,637
   Cashless exercise of options                                                    890,536     89       4,013
   Services rendered                                                               369,601     37
NET LOSS
                                       -------   -------  ---------  ----------  ---------- ------- ----------

                                       Additional
                                         Paid-In    Accumulated
                                         Capital       Deficit         Total
                                       ------------  ------------  -------------
BALANCE, MARCH 31, 1999 (RESTATED)     $ 1,069,795   $(1,689,222)  $    125,197
PREFERRED STOCK ISSUED FOR CASH                                         473,500
COMMON STOCK COMMITTED FOR CASH                                       3,148,900
COMMON STOCK COMMITED FOR
   Purchase of 96 Points of Presence                                  1,125,000
   Purchase of prepaid media                                            975,000
STOCK ISSUANCE COSTS                    (900,666)                     (900,666)
OPTIONS ISSUED FOR
   services rendered                      630,120                       630,120
   financing costs                        453,750                       453,750
   compensation expense                    17,500                        17,500
WARRANTS ISSUED AS FINANCING COSTS
   AND FOR SERVICES RENDERED              623,318                       623,318
INTEREST FROM FIXED CONVERSION
   FEATURES                             2,761,377                     2,761,377
COMMON STOCK ISSUED FOR
   Conversion of preferred stock        1,215,888                            --
   Conversion of convertible
     promissory notes                     428,312                     1,282,970
   Cashless exercise of options            71,652                        75,754
   Services rendered                      409,215                       409,252
NET LOSS                                              (9,205,016)    (9,205,016)
                                       ------------  ------------  -------------

                            The accompanying notes are an integral part of these financial statements.


                                                                                   SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                                                                 AND SUBSIDIARIES
                                                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (RESTATED)
                                                                                                    For the Years Ended March 31,
---------------------------------------------------------------------------------------------------------------------------------

                                            Convertible Series A    Convertible Series B
                                               Preferred Stock         Preferred Stock           Common Stock         Common Stock
                                            Shares        Amount     Shares      Amount      Shares        Amount       Committed
                                            ------        ------     ------      ------      ------        ------       ---------
BALANCE, MARCH 31, 2000 (RESTATED)            --  $         --           --  $        --   23,835,588  $      2,383     $6,107,550

PREFERRED STOCK ISSUED FOR CASH          800,000            80      642,999           64

REDEMPTION OF SERIES A PREFERRED STOCK  (160,000)          (16)
COMMON STOCK COMMITTED FOR
   Cash                                                                                                                    255,000
STOCK ISSUANCE COSTS
OPTIONS ISSUED FOR
   Services rendered
   Compensation expense
WARRANTS ISSUED FOR
   Cash
   Financing costs of promissory notes
   Lock-up agreements

                                                Additional
                                                 Paid-In      Accumulated
                                                 Capital        Deficit         Total
                                                 -------        -------         -----
BALANCE, MARCH 31, 2000 (RESTATED)             $ 6,780,261   (10,894,238)    $ 1,995,956

PREFERRED STOCK ISSUED FOR CASH                  2,482,106                     2,482,250

REDEMPTION OF SERIES A PREFERRED STOCK            (399,984)                     (400,000)
COMMON STOCK COMMITTED FOR
   Cash                                                                          255,000
STOCK ISSUANCE COSTS                              (166,611)                     (166,611)
OPTIONS ISSUED FOR
   Services rendered                                16,750                        16,750
   Compensation expense                            180,000                       180,000
WARRANTS ISSUED FOR
   Cash                                             56,250                        56,250
   Financing costs of promissory notes             228,750                       228,750
   Lock-up agreements                              121,523                       121,523

                       The accompanying notes are an integral part of these financial statements.

                                                          F-7


                                                                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                                                                AND SUBSIDIARIES
                                                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (RESTATED)
                                                                                                   For the Years Ended March 31,
--------------------------------------------------------------------------------------------------------------------------------

                                          Convertible Series A Convertible Series B
                                             Preferred Stock     Preferred Stock         Common Stock         Common Stock
                                             Shares   Amount     Shares   Amount      Shares       Amount      Committed
                                            -------- ---------  -------- ---------  -----------  ------------ -------------
INTEREST FROM FIXED CONVERSION
   FEATURES                                          $                   $                       $            $
COMMON STOCK ISSUED FOR
   Cash                                                                                 616,558           62
   Purchase prepaid media                                                               694,691           70      (975,000)
  Conversion of convertible
     promissory note                                                                    678,343           68      (854,637)
   Liquidated damages in conversion
     of convertible promissory note                                                      24,000            2
   Exercise of options                                                                  103,378           10        (4,013)
   Committed Stock                                                                    1,259,560          126    (3,148,900)
   Services to be rendered                                                            1,460,000          146
   Employee severance                                                                   160,000           16
  Acquisition of US Dataworks                                                        14,666,667        1,467
CONTRIBUTED CAPITAL IN ACQUISITION
   OF US DATAWORKS
WARRANTS ISSUED IN ACQUISITION OF US
   DATAWORKS
SHARES ACQUIRED UPON SALE OF
   COMPUTER EQUIPMENT                                                                                           (1,125,000)
NET LOSS
                                            -------- ---------  -------- ---------  -----------  ------------ -------------
BALANCE, MARCH 31, 2001 (RESTATED)           640,000 $     64    642,999 $     64    43,498,786  $     4,350  $    255,000
                                            ======== =========  ======== =========  ============ ============ =============

                                          Additional
                                           Paid-In       Accumulated
                                           Capital         Deficit           Total
INTEREST FROM FIXED CONVERSION
   FEATURES                               $  1,340,063  $               $   1,340,063
COMMON STOCK ISSUED FOR
   Cash                                        806,716                        806,778
   Purchase prepaid media                      974,930                             --
  Conversion of convertible
     promissory note                         1,354,569                        500,000
   Liquidated damages in conversion
     of convertible promissory note             59,998                         60,000
   Exercise of options                           4,003                             --
   Committed Stock                           3,148,774                             --
   Services to be rendered                     109,354                        109,500
   Employee severance                           21,168                         21,184
  Acquisition of US Dataworks               13,271,867                     13,273,334
CONTRIBUTED CAPITAL IN ACQUISITION
   OF US DATAWORKS                           3,620,000                      3,620,000
WARRANTS ISSUED IN ACQUISITION OF US
   DATAWORKS                                   543,928                        543,928
SHARES ACQUIRED UPON SALE OF
   COMPUTER EQUIPMENT                          981,000                       (144,000)
NET LOSS                                                   (7,459,257)     (7,459,257)
                                          ------------- --------------  --------------
BALANCE, MARCH 31, 2001 (RESTATED)        $ 35,535,415  $ (18,353,495)  $  17,441,398
                                          ============= ==============  ==============

                            The accompanying notes are an integral part of these financial statements.

                                                           SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                                         AND SUBSIDIARIES
                                                                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                            For the Years Ended March 31,
---------------------------------------------------------------------------------------------------------

                                                                                   2001          2000
                                                                                (restated)    (restated)
                                                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .................................................................  $(7,459,257)  $(9,205,016)
   Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation ...........................................................       89,379        36,538
     Amortization ...........................................................        3,000           750
     Allowance for doubtful accounts ........................................       65,321            --
     Impairment of long-lived assets ........................................       74,385            --
     Loss on sale of property and equipment .................................      981,000         3,571
     Write-down of prepaid media ............................................      975,000            --
     Interest charges on convertible promissory notes .......................      170,869     2,761,377
     Issuance of stock for services rendered ................................      109,500       409,252
     Issuance of stock for severance payment ................................       21,184            --
     Issuance of options for services rendered ..............................       16,750       630,120
     Issuance of options for financing costs ................................           --       453,750
     Issuance of options for compensation expense ...........................      180,000        17,500
     Issuance of warrants for financing costs ...............................           --        73,778
     Issuance of warrants for services rendered .............................           --        27,450
     Issuance of warrants for lock-up agreements ............................      121,523            --
     Cashless exercise of stock options .....................................           --        75,754
     Liquidated damages on conversion of convertible promissory notes .......       60,000            --
     (Increase) decrease in
       Accounts receivable ..................................................     (152,897)           --
       Deferred financing costs .............................................           --       303,685
       Prepaid services .....................................................       19,688          (625)
       Prepaid expenses and other current assets ............................      (31,469)      (27,449)
       Other assets .........................................................       41,179       (47,179)
     Increase (decrease) in
       Deferred revenue .....................................................       49,621            --
       Accounts payable .....................................................      239,271       376,470
       Accrued expenses .....................................................      (16,701)       81,775
       Interest payable .....................................................      (32,034)       93,678
       Interest payable - related parties ...................................        3,028            --
                                                                               ------------  ------------
Net cash used in operating activities .......................................   (4,471,660)   (3,934,822)
                                                                               ------------  ------------

                  The accompanying notes are an integral part of these financial statements.


                                             SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                           AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                                              For the Years Ended March 31,
-------------------------------------------------------------------------------------------

                                                                     2001         2000
                                                                  (restated)    (restated)
                                                                 ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment .........................      (61,962)     (255,495)
   Repayment of note receivable ...............................           --        45,000
   Cash from acquisition of US Dataworks ......................       (6,340)           --
   Advances from related parties ..............................          (60)       12,424
Net cash provided by (used in) investing activities ...........      (68,362)     (198,071)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable ................................       77,000            --
   Repayment of notes payable .................................     (355,000)      (15,000)
   Proceeds from notes payable - related party ................       50,000        50,000
   Proceeds from convertible promissory notes - related parties           --       250,000
   Proceeds from convertible promissory notes .................    1,685,000     1,685,000
   Proceeds from common stock .................................      806,778            --
   Proceeds from committed common stock .......................      255,000     3,148,900
   Stock issuance costs .......................................     (166,611)     (378,576)
   Proceeds from sale of warrants .............................       56,250            --
   Proceeds from preferred stock ..............................    2,482,250       473,500
   Redemption of preferred stock ..............................     (400,000)           --
                                                                 ------------  ------------
Net cash provided by financing activities .....................    4,490,667     5,213,824
                                                                 ------------  ------------
Net increase (decrease) in cash and cash equivalents ..........      (49,355)    1,080,931
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..................    1,208,585       127,654
                                                                 ------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ........................  $ 1,159,230   $ 1,208,585
                                                                 ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   INTEREST PAID ..............................................  $     4,914   $    46,583
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

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOW
                                                   For the Years Ended March 31,
--------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

     o wrote off $99,025 of leasehold improvements and recognized a loss on their disposal of $74,385.

     o    wrote down $975,000 of prepaid media.

     o note holders converted $500,000 of convertible promissory notes and related finance charges totaling $60,000 into 224,000 shares of common stock.

     o issued 478,343 shares previously committed upon the conversion of convertible promissory notes valued at $854,637.

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

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOW
                                                   For the Years Ended March 31,
--------------------------------------------------------------------------------

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

     o holders of options to purchase 1,015,078 restricted shares of common stock performed a cashless exercise of their options. In relation to this transaction, 890,536 shares of common stock were issued and 103,378 shares were recorded as common stock committed, with 21,163 shares used as payment for the exercise. In addition, the Company recorded an expense of $75,754 related to the difference between the fair market value of the stock on the exercise date and the exercise price.

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

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

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

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BUSINESS (CONTINUED)

     Acquisitions (Continued)
     ------------------------

     The Company previously recorded the acquisition of US Dataworks in a manner similar to a pooling of interests. Management has reassessed the facts and circumstances of the transaction and has changed the method used to record the acquisition from a manner similar to a pooling of interests to the purchase method, which is in conformity with generally accepted accounting principles in accordance with APB 16, "Business Combinations." The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is attributed to goodwill which is being amortized over seven years using the straight line method. The results of operations of US Dataworks will be included in the consolidated financial statements from April 1, 2001.

     The fair value of assets acquired and liabilities assumed is summarized as follows:

                      Accounts receivable                       $       179,583
                      Property and equipment                          2,238,782
                      Goodwill                                       16,489,233
                      Other assets                                       14,509
                      Notes payable                                  (1,346,754)
                      Accounts payable and accrued expenses             (43,841)
                      Other liabilities                                 (41,293)
                      Due from related parties                          (52,957)
                                                                ---------------
                      Purchase price                            $    17,437,262
                                                                ===============

     The following table presents the unaudited pro forma condensed consolidated statements of operations for the year ended March 31, 2001 and reflects the results of operations of the Company as if the acquisition of US Dataworks had been effective April 1, 2000. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisition.

                                                                            2001
                                                                      ------------------
                                                                         (unaudited)
                      Total net revenue                               $       1,387,736
                      Direct costs                                    $       2,480,760
                      Selling, general and administrative expenses    $       5,427,305
                      Loss from operations                            $       6,520,329
                      Net loss                                        $       7,935,649
                      Basic loss per share                            $            0.25

     The aggregate purchase price was $17,437,262. The value of the 14,666,667 new shares of Sonicport's common stock issued and the 4,000,000 shares transferred by certain shareholders of Sonicport to the shareholders of US Dataworks of $16,893,334 was determined based on the average closing market price of Sonicport's common stock over the period consisting of two days before and after the terms of the acquisition agreement were agreed to and announced. The value of the warrants to purchase 1,000,000 shares was determined to be $543,928 and was derived using the Black Scholes option pricing model using the following assumptions: expected life of 2 years, risk-free interest rate of 5.49%, expected volatility of 100% and expected dividend yield of 0%.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

NOTE 2 - RESTATEMENT

     The Company previously recorded the acquisition of US Dataworks in a manner similar to a pooling of interests. Management has reassessed the facts and circumstances of the transaction and has changed the method used to record the acquisition from a manner similar to a pooling of interests to the purchase method, which is in conformity with generally accepted accounting principles. The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, current assets, property and equipment, total assets, current liabilities, total liabilities and total liabilities and shareholders' deficit as of and for the year ended March 31, 2001 is as follows:

                                                  AS
                                              ORIGINALLY     RESTATEMENT
                                               REPORTED      ADJUSTMENTS   AS RESTATED
----------------------------------------------------------------------------------------
Net Sales                                   $  1,387,738   $   (761,602)  $    626,134
Cost of Sales                                  2,480,760             --      2,480,760
Gross Profit                                  (1,093,024)      (761,602)    (1,854,626)

Net Loss                                      (7,991,338)      (532,081)    (7,459,257)

Loss Per Common Share:
 Basic                                             (0.19)         (0.08)         (0.27)
 Diluted                                           (0.19)         (0.08)         (0.27)
Current Assets                              $  2,796,157   $         --   $  2,796,157
Property and Equipment                         1,179,848      1,183,000      2,362,848
Goodwill                                              --     16,489,233     16,489,233
Total Assets                                   3,988,915     17,672,233     21,661,148
Current Liabilities                            3,393,634             --      3,393,634
Total Liabilities                              4,219,750             --      4,219,750
Total Liabilities and Shareholders' Equity  $  3,988,915   $ 17,672,233   $ 21,661,148


     The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, current assets, property and equipment, total assets, current liabilities, total liabilities and total liabilities and shareholders' deficit as of and for the year ended March 31, 2000 is as follows:

                                                  AS
                                              ORIGINALLY   RESTATEMENT
                                               REPORTED    ADJUSTMENTS   AS RESTATED
------------------------------------------------------------------------------------
Net Sales                                   $   144,507   $  (144,507) $         --
Cost of Sales                                        --            --            --
Gross Profit                                    144,507      (144,507)           --
Net Loss                                     (9,640,334)     (435,318)   (9,205,016)

Loss Per Common Share:
 Basic                                            (0.25)        (0.01)        (0.24)
 Diluted                                          (0.25)        (0.01)        (0.24)

Current Assets                              $ 2,303,559   $    (6,898) $  2,296,661
Property and Equipment                        1,393,817       (42,749)    1,351,068
Total Assets                                  3,755,214       (58,556)    3,696,658
Current Liabilities                           1,483,965       (35,763)    1,448,202
Total Liabilities                             1,733,965       (35,763)    1,698,202
Total Liabilities and Shareholders' Equity  $ 3,755,214   $   (58,556) $  3,696,658


                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

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

     Goodwill
     --------

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. The Company evaluates the remaining useful lives of these intangibles on an annual basis to determine whether events or circumstances warrant a revision to the remaining period of amortization. Pursuant to SFAS 142, amortization of goodwill recorded in business combinations prior to June 30, 2001 will cease effective March 31, 2002. Goodwill resulting from business combinations completed after June 30, 2001 will not be amortized.

     The Company will test goodwill and intangible assets with indefinite lives for impairment during the fiscal year beginning April 1, 2002 and any resulting impairment charge will be reflected as a cumulative effect of a change in accounting principle. Under SFAS 142, the Company is required to screen goodwill for potential impairment by September 30, 2002 and measure the amount of impairment, if any, by March 31, 2003.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Concentrations of Credit Risk (Continued)
     -----------------------------------------

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

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                                              For the Year Ended
                                                                                                   March 31,
                                                                                         -----------------------------
                                                                                             2001            2000
                                                                                         -------------   -------------
Options outstanding under the Company's stock option plans                                  1,535,000       1,278,250
Options granted outside the Company's stock option plans                                    1,050,250       1,050,250
Warrants issued in conjunction with convertible Series B preferred stock                      642,999              --
Warrants issued in conjunction with private placements                                        287,358              --
Warrants issued as a financing cost for notes payable and convertible notes payable         1,599,000          74,000
Warrants issued in conjunction with lock-up agreements                                        309,789              --
Warrants issued for services rendered                                                         100,000              --
Warrants issued as part of the acquisition of the Dataworks                                 1,000,000              --
Convertible Series A preferred stock                                                          640,000              --
Convertible Series B preferred stock                                                          857,332              --

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

NOTE 4 - CASH AND CASH EQUIVALENTS

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

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

NOTE 5 - DUE FROM RELATED PARTIES

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

NOTE 7 - PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 2001 consisted of the following:

             Furniture and fixtures                          $          87,665
             Telephone equipment                                       119,664
             Computer equipment                                        205,485
             Computer software                                       2,223,000
             Leasehold improvements                                      6,575
                                                             ------------------
                                                                     2,642,389
             Less accumulated depreciation and amortization            279,541
                                                             ------------------
                    TOTAL                                    $       2,362,848
                                                             ==================

     Depreciation and amortization expense for the years ended March 31, 2001 and 2000 was $92,379 and $37,288, respectively. At March 31, 2001, $1,125,000 of computer equipment had not been put into service, and therefore, no depreciation has been recorded on that equipment.

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

NOTE 8 - NOTES PAYABLE

     Notes payable at March 31, 2001 consisted of the following:

           Notes payable, interest at 10%, unsecured, due on April 1, 2002.   $      31,754
           Notes payable, non-interest-bearing, unsecured, due on demand.            47,000
           Note payable, interest at 12%, unsecured, due on demand.                  30,000
                                                                              --------------
                                                                                    108,754
           Less current portion                                                          --
                                                                              --------------
                Long-term portion                                             $     108,754
                                                                              ==============

     Subsequent to March 31, 2001, the Company paid off notes payable in the amounts of $47,000 and $30,000.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

NOTE 9 - NOTES PAYABLE - RELATED PARTIES

     On January 22, 2001, the Company entered into a note payable with a shareholder for $50,000. The note is non-interest-bearing, is unsecured, and is due on demand.

     The note payable - affiliate was originally issued by Dataworks on July 12, 2000, bore interest at 18% per annum, was unsecured, and was due on demand. The note payable-affiliate was assumed by the Company as part of its purchase of Dataworks.

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

     Future principal payments required under the note payable - affiliate are summarized as follows:

               Year Ending
                March 31,
                2002                                                    566,289
                2003                                                    738,532
                2004                                                     60,179
                                                                    ------------
                    TOTAL                                           $ 1,365,000
                                                                    ============

NOTE 10 - CONVERTIBLE PROMISSORY NOTES

     Convertible promissory notes at March 31, 2001 consisted of the following:

         Convertible promissory notes, interest at 10%, unsecured, due
           May 28, 2001                                             $   100,000

           June 15, 2001                                                 50,000
           July 16, 2001                                                 10,000
           March 14, 2002, net of unamortized discount of $112,500      637,500
           March 26, 2002, net of unamortized discount of $97,500       552,500
           March 27, 2002, net of unamortized discount of $18,750        10,000
                                                                    ------------
                                                                      1,456,250
         Less current portion                                         1,456,250
                                                                    ------------
              LONG-TERM PORTION                                     $        --
                                                                    ============

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

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

NOTE 10 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

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

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

NOTE 10 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

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

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

NOTE 10 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

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

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

NOTE 10 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

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

NOTE 12 - COMMITMENTS

     Leases
     ------

     The Company leases two offices in California and one office in Texas under operating lease agreements that expire in March 2006 and October 2001, respectively. Rent expense was $95,245 and $94,211 for the years ended March 31, 2001 and 2000, respectively.

     The Company is the lessee in various other operating leases.

     Dataworks also leases certain telephone equipment under a capital lease. The lease has an initial term of two years and requires fixed monthly payments.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS (CONTINUED)

     Leases (Continued)

     Future minimum lease payments under operating and capital leases at March 31, 2001 were as follows:

             Year Ending
              March 31                                       Operating Lease           Capital Lease
         --------------------                               -------------------     --------------------
              2002                                          $      101,300          $        16,812
              2003                                                  72,000                   16,812
              2004                                                  72,000                   13,749
              2005                                                  72,000                       --
              2006                                                  72,000                       --
                                                            -------------------     --------------------
                                                            $      389,300                   47,373
                                                            ===================
         Less amount representing interest                                                   12,420
                                                                                    --------------------
                                                                                             34,943
         Less current portion                                                                 7,548
                                                                                    --------------------
              LONG TERM PORTION                                                     $        27,405
                                                                                    ====================

     Leased capital assets as of March 31, 2001 consisted of the following:

             Telephone equipment                                           $               37,909
             Less accumulated depreciation                                                    409
                                                                           -----------------------------
                    TOTAL                                                  $               37,500
                                                                           =============================

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

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS (CONTINUED)

     Employment Agreements (Continued)
     ---------------------------------

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

NOTE 13 - SHAREHOLDERS' EQUITY

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

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

NOTE 13 - SHAREHOLDERS' EQUITY (CONTINUED)

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

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

NOTE 13 - SHAREHOLDERS' EQUITY (CONTINUED)

     Stock Options (Continued)

     The following table summarizes certain information relative to stock options:

                                                       1999 Stock Option Plan                 Outside of Plan
                                                   --------------------------------    ------------------------------
                                                                    Weighted-Average                   Weighted-Average
                                                                       Exercise                           Exercise
                                                      Shares             Price            Shares            Price
                                                   --------------    --------------    -------------     ------------
     Outstanding, March 31, 1999                          835,846    $    0.08              399,651      $   0.17
     Granted                                            1,756,005    $    4.00            1,073,452      $   2.18
     Exercised                                           (893,851)   $    0.08             (422,853)     $   0.18
     Forfeited/canceled                                  (419,750)   $    3.70                   --      $     --
                                                   ---------------                     -------------
     Outstanding, March 31, 2000                        1,278,250    $    4.27            1,050,250      $   2.22
     Granted                                            1,523,300    $    1.91                   --      $     --
     Exercised                                            (52,500)   $    4.20                   --      $     --
     Forfeited/canceled                                (1,214,050)   $    4.07                   --      $     --
                                                   ---------------                     -------------
     OUTSTANDING, MARCH 31, 2001                        1,535,000    $    2.09            1,050,250      $   2.22
                                                   ===============                     =============
     EXERCISABLE, MARCH 31, 2001                          800,000    $    2.36              954,417      $   6.52
                                                   ===============                     =============

     The weighted-average life of the options outstanding and exercisable at March 31, 2001 was 6.75 years. The exercise prices for the options outstanding at March 31, 2001 ranged from $0.04 to $10.00, and information relating to these options is as follows:


                                                               Weighted-Average                     Weighted-Average
                                Stock             Stock           Remaining      Weighted-Average    Exercise Price
         Range of              Options           Options         Contractual         Exercise         of Options
      Exercise Prices        Outstanding       Exercisable           Life              Price          Exercisable
     ------------------     --------------    --------------    ---------------     ------------    ----------------
     $  0.04 - 2.00             1,171,250           596,250     8.90 years            $ 1.45            $ 1.39
     $  2.01 - 4.00               547,500           387,500     4.80 years            $ 3.11            $ 3.21
     $ 4.01 - 10.00               866,500           770,667     5.06 years            $ 4.27            $ 4.30
                            --------------    --------------
                                2,585,250         1,754,417
                            ==============    ==============

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------
NOTE 13 - SHAREHOLDERS' EQUITY (CONTINUED)

     Stock Options (Continued)
     -------------------------

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

                                                                       2001                      2000
                                                              -----------------------    ----------------------
     Net loss as restated                                     $          (7,459,257)     $         (9,205,016)
     Net loss, pro forma                                      $          (8,934,943)     $        (10,433,570)
     Basic loss per share as restated                         $               (0.27)     $              (0.41)
     Basic loss per share, pro forma                          $               (0.33)     $              (0.46)

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

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

NOTE 14 - INCOME TAXES

     The tax effects of temporary differences that give rise to deferred taxes at March 31 were as follows:

                                                                                2001                   2000
                                                                          --------------------    -------------------
      Deferred tax assets
        United States net operating loss carryforwards                    $      4,513,976        $     2,739,951
        Prepaid services                                                            17,270                     --
        Prepaid media                                                              417,690                     --
        Accrued vacation                                                                --                 20,714
        Allowance for doubtful accounts                                             27,984                     --
        Other                                                                           --                    680
                                                                          --------------------    -------------------
                Total gross deferred tax assets                           $      4,976,920        $     2,761,345
                                                                          --------------------    -------------------

      Deferred tax liabilities
        Liquidating damages                                               $         25,704                     --
        Options issued as compensation                                              77,112                     --
        Options issued for services rendered                                         7,176                     --
        Property and equipment                                                      30,252                     --
        Accrued vacation                                                            11,863                     --
                                                                          --------------------    -------------------
           Total gross deferred tax liabilities                                    152,107                     --
                                                                          --------------------    -------------------

      Valuation allowance                                                        4,824,813              2,761,345
                                                                          --------------------    -------------------
                NET DEFERRED TAX ASSETS                                   $             --        $            --
                                                                          ====================    ===================

     The valuation allowance increased by $2,063,468 and $2,037,777 during the years ended March 31, 2001 and 2000, respectively. All other deferred tax assets were immaterial. No provision for income taxes for the years ended March 31, 2001 and 2000 is required since the Company incurred losses during such years. At March 31, 2001, the Company had approximately $12,284,000 and $6,136,000 in federal and state net operating loss carryforwards, respectively, attributable to losses incurred since the Company's inception that may be offset against future taxable income through 2011 and 2021, respectively.

     Income tax expense was $0 for the years ended March 31, 2001 and 2000 and differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                                            2001                    2000
                                                                     -------------------    ---------------------
      Computed "expected" tax benefit                                         34.0%                  34.0%
      Increase in income taxes resulting from
        Interest expense from beneficial conversion feature                   (6.1)                 (11.6)
        Return to provision adjustment                                         5.2                    0.9
        Change in valuation allowance                                        (34.7)                 (21.3)
      State income taxes                                                      (2.2)                  (1.9)
      Other                                                                    3.8                   (0.1)
                                                                     -------------------    ---------------------
                TOTAL                                                $           - %        $           - %
                                                                     ===================    =====================

NOTE 15 - RELATED PARTY TRANSACTIONS

     During the years ended March 31, 2001 and 2000, the Company paid $86,682 and $151,500, respectively, to a company whose owner is a shareholder of the Company for business management services rendered.

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

NOTE 15 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

NOTE 16 - SEGMENT INFORMATION

     Following the acquisition of Dataworks, the Company now has two business units that have separate management and reporting infrastructures that offer different products and services. However, since Dataworks was acquired as of March 31, 2001, no segment inforamtion is disclosed. The business units have been aggregated into two reportable segments: ISP and Licensing. The ISP group sells Internet access through the Company's SeeYouOnline Web site. The Licensing group licenses the Company's RemitWorks and RemoteWorks software products to third parties and performs credit information verification services for an affiliated company using software purchased from that affiliated company. Most corporate expenses, such as internal administrative costs, legal expenses, and debt issuance costs, are included in the ISP group.

     The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

NOTE 17 - SUBSEQUENT EVENTS

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

                                  SONICPORT, INC. (FORMERLY SONICPORT.COM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001
--------------------------------------------------------------------------------

NOTE 17 - SUBSEQUENT EVENTS (CONTINUED)

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

                                    PART III

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

                                          SUMMARY COMPENSATION TABLE

-------------------------------------- -------- ------------- ----------- ------------------------------ ---------------
                                                                          Long-Term Compensation         Awards
-------------------------------------- -------- ------------- ----------- ---------------- ------------- ---------------
                                                                           Other Annual     Securities     All Other
                                                   Salary       Bonus      Compensation     Underlying    Compensation
Name and Principal Position             Year       ($)(1)       ($)(2)        ($)(3)       Options (#)        ($)
-------------------------------------- -------- ------------- ----------- ---------------- ------------- ---------------
David Baeza                            2001       172,500       10,000           0              --             0
Vice-Chairman, Chief Marketing         2000       174,383        7,000          --            50,000           --
Officer, Former President & CEO        1999        63,333         --            --              --             --

Richard Shapiro                        2001       101,827         --             0              0
Chief Financial Officer                2000                       --            --              --             0

Terry Stepanik                         2001       146,404         --             0              0              0
President, Dataworks                   2000       107,811         --            --              --             --
                                       1999        92,076         --            --              --             --

Stanton Dodson                         2001       172,500       10,000           0              --             0
Chairman                               2000       165,305       17,799          --            50,000           --
                                       1999        32,800         --            --              --             --

1. The table does not include any amounts for personal benefits extended to officers of the Company. Management believes that the value of non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during the three fiscal years did not exceed the lesser of $50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, $50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

2.   Bonus awarded based on performance.

3. No officers received or will receive any long-term incentive plan (LTIP) payouts or other payouts during fiscal year 2001.

OPTION GRANTS IN FISCAL YEAR 2001

     The following table provides information on option grants to the Named Executive Officer who received option grants in fiscal year 2001.


                                       OPTION GRANS IN LAST FISCAL YEAR
                                              (INDIVIDUAL GRANTS)

------------------------- -------------------------- ---------------------------- ----------------- ------------------
                            Number of Securities         Percentage of Tota1
                             Underlying Options          Options Granted to        Exercise Price
          Name                     Granted            Employees in Fiscal Year         ($/sh)        Expiration Date
------------------------- -------------------------- ---------------------------- ----------------- ------------------
Richard Shapiro                    150,000                        9%                    1.50             7/3/05
                                   175,000                       11%                    1.50             7/3/05
                                   250,000                       16%                    1.50             7/3/05
                                   325,000                       21%                    1.50             7/3/05

                     AGGREGATE FISCAL YEAR-END OPTION VALUES

     The following table provides information on the number of shares covered by both exercisable and non-exercisable stock options held by the Named Executive Officers as of March 31, 2001.

------------------------- ------------------------------------------------ -------------------------------------------
                          Number of Securities Underlying Unexercised      Value of Unexercised In-The-Money Options
                          Options Held at Fiscal Year-End (#)              at Fiscal Year-End ($)(1)
------------------------- ---------------------- ------------------------- -------------------- ----------------------
Name                           Exercisable            Unexercisable            Exercisable          Unexercisable
------------------------- ---------------------- ------------------------- -------------------- ----------------------
Richard Shapiro                    325,000               575,000                    0                     0

David Baeza                         50,000                     0                    0                     0

Stanton Dodson                      50,000                     0                    0                     0

Terry Stepanik                           0                     0                    0                     0

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Other Exhibits

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


    3.1(a)       Articles of Incorporation of JLQ, Inc. (1)

    3.1(b)       Amendment to Articles of Incorporation of JLQ, Inc. (1)

    3.1(c)       Amendment to Articles of Incorporation of New World Publishing, Inc. (1)

    3.1(d)       Amendment to Articles of Incorporation of Communications Television, Inc. (1)

    3.1(e)       Articles of Incorporation of Sonicport.com, Inc. (1)

    3.1(f)       Articles of Merger of Sonicport.com, Inc. (Nevada) (1)

    3.1(g)       Certificate of Designation of Sonicport.com, Inc. (1)

    3.1(h)       Amendment to Articles of Incorporation of Sonicport.com, Inc. (1)

     3.2         Bylaws (1)

     10.1        2000 Stock Option Plan (1)

     10.2        Share Exchange Plan (1)

     10.3        Contribution Agreement (1)

     10.4        Employment Agreement - Richard Shapiro (1)

     10.5        Employment Agreement - John Cooper (1)

     10.6        Employment Agreement - Terry Stepanik (1)

     22.1        List of Subsidiaries of the Company (1)

     24.1        Power of Attorney (see page 8 of this Form 10-KSB/A)

     99.1        Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. ss. 1350
-----------------
(1) Previously filed.


     b. Reports on Form 8-K

     On April 16, 2001 the Company filed a Form 8-K with respect to the acquisition of US Dataworks, Inc. On June 15, 2001 the Company filed a Form 8-K attaching the financial statements required by the acquisition of US Dataworks, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                US DATAWORKS, INC.

Date: June 10, 2003

                                                By: /S/ Charles E. Ramey
                                                   -----------------------------
                                                      Charles E. Ramey
                                                  Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles E. Ramey and John S. Reiland, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-KSB/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                               TITLE                            DATE
          ---------                               -----                            ----

     /S/ Charles E. Ramey               Chief Executive Officer                June 10, 2003
------------------------------       (principal executive officer)
     Charles E. Ramey

    /S/ John S. Reiland                 Chief Financial Officer                June 10, 2003
------------------------------       (principal financial and accounting
      John S. Reiland                            officer)

     /S/ Joe Abrell                            Director                        June 10, 2003
-----------------------------
        Joe Abrell

  /S/ John L. Nicholson, M.D.                  Director                        June 10, 2003
------------------------------
  John L. Nicholson, M.D

    /S/ Terry Stepanik                         Director                        June 10, 2003
------------------------------
      Terry Stepanik

   /S/ Hayden D. Watson                        Director                        June 10, 2003
-----------------------------
     Hayden D. Watson.

                                               Director                        June   , 2003
-----------------------------
    Thomas L. West, Jr.


CERTIFICATIONS
--------------

I, Charles E. Ramey, certify that:

1. I have reviewed this annual report on Form 10-KSB/A, Amendment No. 2 to Form 10-KSB, of US Dataworks, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: June 10, 2003

                                                          /S/ Charles E. Ramey
                                                          --------------------
                                                            Charles E. Ramey
                                                         Chief Executive Officer

I, John S. Reiland, certify that:

1. I have reviewed this annual report on Form 10-KSB/A, Amendment No. 2 to Form 10-KSB, of US Dataworks, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: June 10, 2003

                                                       /S/ John S. Reiland
                                                       -------------------
                                                         John S. Reiland
                                                      Chief Financial Officer


                                  EXHIBIT INDEX


   EXHIBIT
    NUMBER                                            DESCRIPTION OF DOCUMENT
    ------                                            -----------------------
    3.1(a)       Articles of Incorporation of JLQ, Inc. (1)

    3.1(b)       Amendment to Articles of Incorporation of JLQ, Inc. (1)

    3.1(c)       Amendment to Articles of Incorporation of New World Publishing, Inc. (1)

    3.1(d)       Amendment to Articles of Incorporation of Communications Television, Inc. (1)

    3.1(e)       Articles of Incorporation of Sonicport.com, Inc. (1)

    3.1(f)       Articles of Merger of Sonicport.com, Inc. (Nevada) (1)

    3.1(g)       Certificate of Designation of Sonicport.com, Inc. (1)

    3.1(h)       Amendment to Articles of Incorporation of Sonicport.com, Inc. (1)

     3.2         Bylaws (1)

     10.1        2000 Stock Option Plan (1)

     10.2        Share Exchange Plan (1)

     10.3        Contribution Agreement (1)

     10.4        Employment Agreement - Richard Shapiro (1)

     10.5        Employment Agreement - John Cooper (1)

     10.6        Employment Agreement - Terry Stepanik (1)

     22.1        List of Subsidiaries of the Company (1)

     24.1        Power of Attorney (see page 8 of this Form 10-KSB/A)

     99.1        Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. ss. 1350
----------------
(1) Previously filed.