Form 10QSB/A
period 2001-06-30
US DATAWORKS INC
filed 2003-06-13
CIK 1049505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                                   ----------

                                   FORM 10-QSB
                                (Amendment No. 1)

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
                           (formerly SonicPort, Inc.)
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

Number of shares of Common Stock outstanding as of June 30, 2001: 44,733,379.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                                EXPLANATORY NOTE

         US Dataworks, Inc. (the "Company"), by this Form 10-QSB/A, Amendment No. 1 to Form 10-QSB, hereby amends and restates Part I, Items 1 and 2, and Part II, Item 6.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                SONICPORT, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                       June 30, 2001 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS
                                   (restated)
CURRENT ASSETS
   Cash and cash equivalents .................................       $   249,098
   Accounts receivable .......................................            50,000
   Due from related parties ..................................           158,698
   Deferred financing costs ..................................           176,118
   Prepaid media, net allowance of $975,000 ..................                --
   Prepaid expenses and other current assets .... ............            97,805
                                                                     -----------
         Total current assets ................................           731,719

PROPERTY AND EQUIPMENT, net ..................................         2,242,579
GOODWILL, net ................................................        15,900,332
OTHER ASSETS .................................................            11,957
                                                                     -----------
              TOTAL ASSETS ...................................       $18,886,587
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.


                                                           SONICPORT, INC. AND SUBSIDIARIES
                                                                 CONSOLIDATED BALANCE SHEET
                                                                  June 30, 2001 (unaudited)
-------------------------------------------------------------------------------------------
                            LIABILITIES AND SHAREHOLDERS' EQUITY
                                         (restated)
CURRENT LIABILITIES
   Notes payable ..........................................................   $     25,363
   Current portion of notes payable - related parties .....................        838,896
   Current portion of capital lease obligations ...........................         11,125
   Convertible promissory notes, net amortization discount of $263,437 ....      2,021,563
   Convertible promissory notes - related parties .........................        250,000
   Accounts payable .......................................................        207,669
   Accrued expenses .......................................................         78,800
   Interest payable, including $8,356 related parties .....................         29,376
   Due to related party ...................................................         66,197
   Net liabilities of discontinued operations .............................         23,777
                                                                              -------------
         Total current liabilities ........................................      3,552,766

NOTES PAYABLE - RELATED PARTIES, NET OF CURRENT PORTION ...................        635,245
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION .........................         22,205
                                                                              -------------
         Total liabilities ................................................      4,210,216

COMMITMENTS

SHAREHOLDERS' EQUITY
   Convertible Series A preferred stock, $0.0001 par value
     10,000,000 shares authorized 640,000 shares issued and outstanding
     $2.50 liquidation preference, dividends of $24,000 in arrears ........             64
   Convertible Series B preferred stock, $0.0001 par value
     700,000 shares authorized
     629,666 shares issued and outstanding
     $0.75 liquidation preference, dividends of $15,742 in arrears ........             63
   Common stock, $0.0001 par value
     100,000,000 shares authorized
     44,733,379 shares issued and outstanding .............................          4,473
   Additional paid-in capital .............................................     36,791,700
   Accumulated deficit ....................................................    (21,899,929)
   Treasury stock, at cost, 1,528,000 shares ..............................       (220,000)
                                                                              -------------
         Total shareholders' equity .......................................     14,676,371
                                                                              -------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................   $ 18,886,587
                                                                              =============

         The accompanying notes are an integral part of these financial statements.

                                             2


                                                                                    SONICPORT, INC. AND SUBSIDIARIES
                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       For the Three Months Ended June 30, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------------------------------------------

                                                                                             2001           2000
                                                                                         ------------   ------------
                                                                                          (restated)     (restated)
REVENUES
   Software licensing revenues .......................................................   $   273,777    $        --
   Application service provider revenues - affiliates sales ..........................       235,177             --
                                                                                         ------------   ------------
     Total revenues ..................................................................       508,954             --
                                                                                         ------------   ------------
OPERATING EXPENSES
   General and administrative ........................................................     1,107,870      1,584,005
   Depreciation and amortization .....................................................       722,516         39,184
   Consulting - related parties ......................................................        41,000             --
                                                                                         ------------   ------------
      Total operating expenses .......................................................     1,871,386      1,623,189
                                                                                         ------------   ------------
Loss from operations .................................................................    (1,362,432)    (1,623,189)
                                                                                         ------------   ------------
OTHER INCOME (EXPENSE)
   Financing costs ...................................................................       (18,301)            --
   Interest expense ..................................................................    (1,958,865)        (8,880)
   Interest expense - related parties ................................................        (8,356)            --
   Interest income ...................................................................         3,563          6,793
                                                                                         ------------   ------------
      Total other income (expense) ...................................................    (1,981,959)        (2,087)
                                                                                         ------------   ------------
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES,
   DISCONTINUED OPERATIONS, AND EXTRAORDINARY ITEM ...................................    (3,344,391)    (1,625,276)
PROVISION FOR INCOME TAXES ...........................................................           400             --
                                                                                         ------------   ------------
LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND
   EXTRAORDINARY ITEM ................................................................    (3,344,791)    (1,625,276)
                                                                                         ------------   ------------
DISCONTINUED OPERATIONS
   Income (loss) from operations of discontinued subsidiary, net of provision for
     income taxes of $0 ..............................................................        63,055     (1,003,942)
      Income (loss) on disposal of subsidiary, including provision of $0 for operating losses during the phase-out period, net of provision for income
        taxes of $0 ..................................................................            --             --
                                                                                         ------------   ------------
      Net Income (loss) from discontinued operations .................................        63,055     (1,003,942)
                                                                                         ------------   ------------

                     The accompanying notes are an integral part of these financial statements.

                                                         3


                                                          SONICPORT, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             For the Three Months Ended June 30, 2001 and 2000 (unaudited)
------------------------------------------------------------------------------------------

                                                                  2001             2000
                                                             -------------   -------------
                                                               (restated)      (restated)
LOSS BEFORE EXTRAORDINARY ITEM ...........................   $ (3,281,736)   $ (2,629,218)

EXTRAORDINARY LOSS
  Income from forgiveness of interest payable ............             --          41,667
                                                             -------------   -------------
NET LOSS .................................................   $ (3,281,736)   $ (2,587,551)
                                                             =============   =============
BASIC AND DILUTED LOSS PER SHARE
  From continuing operation ..............................   $      (0.08)   $      (0.04)
  From discontinued operations ...........................             --           (0.02)
  From extraordinary item ................................             --              --
                                                             -------------   -------------
      TOTAL BASIC AND DILUTED LOSS PER SHARE .............   $      (0.08)   $      (0.06)
                                                             =============   =============
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING ....     40,747,791      41,239,580
                                                             =============   =============

        The accompanying notes are an integral part of these financial statements.

                                            4


                                                                           SONICPORT, INC. AND SUBSIDIARIES
                                                                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                              For the Three Months Ended June 30, 2001 and 2000 (unaudited)
-----------------------------------------------------------------------------------------------------------

                                                                                    2001          2000
                                                                                ------------   ------------
                                                                                 (restated)     (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations ......................................   $(3,344,791)   $(1,737,697)
   Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation ...........................................................       132,662          9,028
     Amortization ...........................................................       589,854         30,156
     Interest charges on convertible promissory notes .......................        77,813             --
     Issuance of common stock for services rendered .........................        32,000             --
     Issuance of common stock for lock-up agreement .........................         6,781             --
     Issuance of warrants for lock-up agreements ............................        11,520             --
     Issuance of options for services rendered ..............................            --         15,750
     Interest from fixed conversion features ................................     1,771,826             --
   (Increase) decrease in
     Accounts receivable ....................................................       129,583             --
     Prepaid services .......................................................       (15,123)            --
     Prepaid expenses and other current assets ..............................            --             --
     Other assets ...........................................................            --        (32,541)
   Increase (decrease) in
     Accounts payable .......................................................      (138,210)            --
     Accrued expenses .......................................................       (35,389)            --
     Accrued Interest .......................................................            --             --
     Interest payable - related parties .....................................         5,328             --
     Interest payable .......................................................         6,347        (36,291)
                                                                                ------------   ------------
Net cash used in continuing operations activities ...........................      (769,799)    (1,751,595)
Net cash used in discontinued operations activities .........................      (166,281)    (1,042,848)
                                                                                ------------   ------------
Net cash used in operating activities .......................................      (936,080)    (2,794,443)
                                                                                ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment .......................................       (12,393)       (20,021)
   Repayments to related parties ............................................      (160,944)            --
                                                                                ------------   ------------
Net cash used in investing activities .......................................      (173,337)       (20,021)
                                                                                ------------   ------------

                 The accompanying notes are an integral part of these financial statements.

                                                     5


                                                                  SONICPORT, INC. AND SUBSIDIARIES
                                                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                     For the Three Months Ended June 30, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------------------------

                                                                           2001          2000
                                                                       ------------   ------------
                                                                        (restated)     (restated)
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of notes payable ......................................   $   (83,391)   $  (355,000)
   Repayment of notes payable - related parties ....................      (110,859)            --
   Proceeds from convertible promissory notes ......................       750,000             --
   Payments on convertible promissory notes ........................      (150,000)            --
   Payments on capital lease obligations ...........................        (1,623)            --
   Proceeds from issuance of preferred stock, net ..................            --      2,000,000
   Redemption of preferred stock ...................................            --       (400,000)
   Rescission of preferred stock ...................................       (10,000)            --
   Proceeds from issuance of common stock ..........................       104,654        666,850
   Stock issuance costs ............................................       (34,798)       (49,535)
   Payment of dividends ............................................      (264,698)            --
                                                                       ------------   ------------
Net cash provided by financing activities ..........................       199,285      1,862,315
                                                                       ------------   ------------
Net decrease in cash and cash equivalents ..........................      (910,132)      (952,149)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................     1,159,230      1,208,585
                                                                       ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................   $   249,098    $   256,436
                                                                       ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   INTEREST PAID ...................................................   $    57,188    $     3,504
                                                                       ============   ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     During the three months ended June 30, 2001 certain founding shareholders of Sonicport, Inc. exchanged 1,528,000 shares of common stock for $220,000 in notes payable.

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

     The fair value of assets acquired and liabilities assumed is summarized as follows:

     Accounts receivable...................................      $     179,583
     Property and equipment................................          2,238,782
     Goodwill..............................................         16,489,233
     Other assets..........................................             14,509
     Notes payable.........................................         (1,346,754)
     Accounts payable and accrued expenses.................            (43,841)
     Other liabilities.....................................            (41,293)
     Due from related parties..............................            (52,957)
                                                                 --------------
     Purchase price........................................      $  17,437,262
                                                                 ==============

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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 2 - RESTATEMENT

     The Company previously recorded the acquisition of US Dataworks in a manner similar to a pooling of interests. Management has reassessed the facts and circumstances of the transaction and has changed the method used to record the acquisition from a manner similar to a pooling of interests to the purchase method, which is in conformity with generally accepted accounting principles. The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, current assets, property and equipment, total assets, current liabilities, total liabilities and total liabilities and shareholders' deficit as of and for the three months ended June 30, 2001 is as follows:

                                                     AS ORIGINALLY         RESTATEMENT
                                                        REPORTED           ADJUSTMENTS         AS RESTATED
------------------------------------------------- --------------------- ------------------- ------------------
Net Sales......................................     $     508,954         $          --       $     508,954
Cost of Sales..................................                --                    --                  --
Gross Profit...................................           508,954                    --             508,954
Net Loss.......................................        (2,633,685)             (648,051)         (3,281,736)
Loss Per Common Share:
   Basic.......................................             (0.06)                (0.02)              (0.08)
   Diluted.....................................             (0.06)                (0.02)              (0.08)
Current Assets.................................     $     731,719         $          --       $     731,719
Property and Equipment.........................         1,118,729             1,123,850           2,242,579
Goodwill.......................................                --            15,900,332          15,900,332
Total Assets...................................         1,862,405            17,024,182          18,886,587
Current Liabilities............................         3,552,766                    --           3,552,766
Total Liabilities..............................         4,210,216                    --           4,210,216
Total Liabilities and Shareholders' Equity.....     $   1,862,405         $  17,024,082       $  18,886,587

     The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share for the three months ended June 30, 2000 is as follows:

                                                     AS ORIGINALLY         RESTATEMENT
                                                        REPORTED           ADJUSTMENTS         AS RESTATED
------------------------------------------------- --------------------- ------------------- ------------------
Net Sales......................................     $      47,500         $     (47,500)      $          --
Cost of Sales..................................                --                    --                  --
Gross Profit...................................            47,500               (47,500)                 --
Net Loss.......................................        (2,699,972)             (112,421)         (2,587,551)
Loss Per Common Share:
   Basic.......................................             (0.07)                (0.01)              (0.06)
   Diluted.....................................             (0.07)                (0.01)              (0.06)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Goodwill
     --------

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. The Company evaluates the remaining useful lives of these intangibles on an annual basis to determine whether events or circumstances warrant a revision to the remaining period of amortization. Pursuant to SFAS 142, amortization of goodwill recorded in business combinations prior to June 30, 2001 will cease effective March 31, 2002. Goodwill resulting from business combinations completed after June 30, 2001 will not be amortized. The Company recorded amortization expense of $508,911 on goodwill during the three months ended June 30, 2001.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                             For the Three Months Ended
                                                                                       June 30,
                                                                          --------------------------------
                                                                              2001                2000
                                                                          -------------      -------------
        Options outstanding under the Company's stock
            option plans                                                    2,900,000           1,278,250
        Options granted outside the Company's stock
            option plans                                                    1,050,250           1,050,250
        Warrants issued in conjunction with convertible
            Series B preferred stock                                          642,999                  --
        Warrants issued in conjunction with private
            placements                                                        287,358                  --
        Warrants issued as a financing cost for notes
            payable and convertible notes payable                           1,599,000              74,000
        Warrants issued in conjunction with lock-up
            agreements                                                        369,789                  --
        Warrants issued for services rendered                                 500,000                  --
        Warrants issued as part of the acquisition of
            Dataworks                                                       1,000,000                  --
        Convertible Series A preferred stock                                  640,000                  --
        Convertible Series B preferred stock                                  843,999                  --

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

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2001 consisted of the following:

           Furniture and fixtures                                $     13,982
           Telephone equipment                                         92,009
           Computer equipment                                         319,215
           Computer Software                                        2,223,000
           Leasehold improvements                                       6,575
                                                                 -------------
                                                                    2,654,781
           Less accumulated depreciation and amortization             412,202
                                                                 -------------
                    TOTAL                                        $  2,242,579
                                                                 =============

     Depreciation and amortization expense for the three months ended June 30, 2001 and 2000 was $132,662 and $39,184, respectively. At June 30, 2001,
$1,125,000 of computer equipment had not been put into service, and therefore, no depreciation has been recorded on that equipment.

NOTE 6 - NOTE PAYABLE

     During April 2001, the Company paid off notes payable in the amounts of $47,000 and $30,000.

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

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

NOTE 9 - CONVERTIBLE PROMISSORY NOTES - RELATED PARTIES

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

NOTE 10 - SHAREHOLDERS' EQUITY

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

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

     Issuance of Committed Shares
     ----------------------------

     During June 2001, the Company issued 475,000 shares of common stock valued at $255,000 that had been committed at March 31, 2001.

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

NOTE 11 - SEGMENT INFORMATION

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

     Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended June 31, 2001:

                                                 ASP                 Licensing           Consolidated
                                          -------------------    ------------------    ------------------
Identifiable assets                       $       16,306,680     $       2,579,907     $      18,886,587
Sales to unaffiliated customers           $               --     $         273,777     $         273,777
Net loss                                  $      (3,050,726)     $       (231,010)     $     (3,281,736)

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 12 - SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

     The Company recognized revenues of $508,954 for the three months ended June 30, 2001 as compared with $0 for the three months ended June 30, 2000. The increase in revenue was due to the following:

          o The Company's Application Service Provider ("ASP") became operational in April 2001, bringing in revenues of $235,177.

          o Licensing revenues to unrelated third parties increased from $0 in 2000 to $273,777 in 2001 due to the acquisition of Dataworks.

     General and administrative expenses for the three months ended June 30, 2001 were $1,830,386 as compared with $1,623,189 for the three months ended June 30, 2000. This is an increase of $207,197 due principally to the acquisition of Dataworks, which was partially offset by the elimination and consolidation of a portion of the Company's overhead, including moving to a new location, the release of some employees, and the scaling back of the Internet Service Provider ("ISP") operations.

     Other expenses, including interest expense and financing costs, were increased during the first quarter ending June 2002, to $1,985,522 for the three months ended June 30, 2001 compared to $8,880 for the three months ended June 30, 2000. This is attributable to the financing costs related to the issuance of the notes payable and related 90-day convertible features of the promissory notes issued from March 2001 through May 2001.

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

     Net loss for the quarter ended June 30, 2001 increased by $694,185 from a net loss of $2,587,551 in June 2000 to a net loss of $3,281,736 for the same period in 2001. The increase is primarily due to the acquisition of Dataworks, which was partially offset by the decrease in costs due to moving to a new location, the release of some employees, and the scaling back of the ISP operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had $249,098 in cash and cash equivalents. Subsequent to June 30, 2001, the Company received $200,000 through the issuance of 800,000 shares of common stock. The Company is raising funds for working capital and continued growth of the Company's operations.

     The Company's working capital deficit at June 30, 2001 was $2,821,047 as compared with $270,250 at June 30, 2000, an increase in the working capital deficit of $2,530,797 during the 12-month period.

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

COMPETITION

     The primary competitive factors determining success in the financial services software market are:

          o    reputation for reliability and service;

          o    effective customer support;

          o    pricing;

          o    easy-to-use software; and

          o    geographic coverage.

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

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

     The exhibit listed below is required by Item 601 of Regulation S-B.

   EXHIBIT
    NUMBER                             DESCRIPTION OF DOCUMENT
    ------                             -----------------------

     99.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. ss. 1350

     (b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the three months ended June 30, 2001.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: June 10, 2003

                                 US DATAWORKS, INC.

                                 By /s/ John S. Reiland
                                    --------------------------------------------
                                    John S. Reiland
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

CERTIFICATIONS
--------------

I, Charles E. Ramey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A, Amendment No. 1 to Form 10-QSB, of US Dataworks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: June 10, 2003

                                                  /s/ Charles E. Ramey
                                                  ------------------------------
                                                  Charles E. Ramey
                                                  Chief Executive Officer

I, John S. Reiland, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A, Amendment No. 1 to Form 10-QSB, of US Dataworks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: June 10, 2003

                                                  /s/ John S. Reiland
                                                  ------------------------------
                                                  John S. Reiland
                                                  Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

   EXHIBIT
    NUMBER                   DESCRIPTION OF DOCUMENT
    ------                   -----------------------

     99.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. ss. 1350