Form 10QSB/A
period 2001-09-30
US DATAWORKS INC
filed 2003-06-13
CIK 1049505

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

Number of shares of Common Stock outstanding as of September 30, 2001:
46,208,329.

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

                                     ASSETS
                                   (restated)
CURRENT ASSETS
   Cash and cash equivalents .................................       $    77,798
   Accounts receivable .......................................           106,487
   Due from related parties ..................................           234,265
   Prepaid expenses and other current assets .... ............            68,847
   Net assets of discontinued operations .....................           114,084
                                                                     -----------
         Total current assets ................................           601,481

PROPERTY AND EQUIPMENT, net ..................................         2,113,898
GOODWILL, net ................................................        15,311,431
OTHER ASSETS .................................................            11,003
                                                                     -----------
              TOTAL ASSETS ...................................       $18,037,813
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.


                                                                              SONICPORT, INC. AND SUBSIDIARIES
                                                                                    CONSOLIDATED BALANCE SHEET
                                                                                September 30, 2001 (unaudited)
--------------------------------------------------------------------------------------------------------------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  (restated)
CURRENT LIABILITIES
   Notes payable .............................................................................   $     28,674
   Current portion of notes payable-related parties ..........................................        853,476
   Current portion of capital lease obligations ..............................................         10,617
   Convertible promissory notes, net of unamortized discount of $149,998 .....................      1,750,002
   Convertible promissory notes - related parties, net of unamortized discount of $28,125 ....        596,875
   Deferred revenue ..........................................................................         77,700
   Accounts payable ..........................................................................        421,315
   Accrued expenses ..........................................................................         98,060
   Interest payable, including $5,137 to related parties .....................................         20,811
   Due to related party ......................................................................         61,618
                                                                                                 -------------
         Total current liabilities ...........................................................      3,919,148

CONVERTIBLE PROMISSORY NOTES, net of current portion .........................................        467,735
CAPITAL LEASE OBLIGATIONS, net of current portion ............................................         20,132
                                                                                                 -------------
         Total liabilities ...................................................................      4,407,015

COMMITMENTS

SHAREHOLDERS' EQUITY
   Convertible Series A preferred stock, $0.0001 par value
     10,000,000 shares authorized 640,000 shares issued and outstanding
     $2.50 liquidation preference, dividends of $48,533 in arrears ...........................             64
   Convertible Series B preferred stock, $0.0001 par value
     700,000 shares authorized
     629,666 shares issued and outstanding
     $0.75 liquidation preference, dividends of $31,833 in arrears ...........................             63
   Common stock, $0.0001 par value
     100,000,000 shares authorized
     46,208,329 shares issued and outstanding ................................................          4,621
   Additional paid-in capital ................................................................     37,017,070
   Accumulated deficit .......................................................................    (23,171,020)
   Treasury stock, at cost, 1,528,000 shares .................................................       (220,000)
                                                                                                 -------------
         Total shareholders' equity ..........................................................     13,630,798
                                                                                                 -------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................................   $ 18,037,813
                                                                                                 =============

                  The accompanying notes are an integral part of these financial statements.

                                                      2


                                                                                SONICPORT, INC. AND SUBSIDIARIES
                                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                      For the Three and Six Months Ended September 30, 2001 and 2000 (unaudited)
----------------------------------------------------------------------------------------------------------------

                                                        FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                           2001           2000           2001           2000
                                                       ------------   ------------   ------------   ------------
                                                        (restated)     (restated)      (restated)     (restated)
REVENUES
   Software licensing revenues .....................   $   275,923    $        --    $   549,700    $        --
   Software maintenance revenues ...................       164,475             --        164,475             --
   Application services provider revenues from
     affiliates ....................................       224,140             --        459,317             --
   Application service provider revenues ...........        12,095             --         12,095             --
                                                       ------------   ------------   ------------   ------------
     Total revenues ................................       676,633             --      1,185,587             --

OPERATING EXPENSES
   General and administrative ......................     1,068,550        338,778      2,176,420      2,082,286
   Depreciation and amortization ...................       723,245          9,966      1,445,761         49,150
   Consulting - related parties ....................        44,910        157,408         85,910        157,408
                                                       ------------   ------------   ------------   ------------
      Total operating expense ......................     1,836,705        506,152      3,708,091      2,288,844
                                                       ------------   ------------   ------------   ------------
LOSS FROM OPERATIONS ...............................    (1,160,072)      (506,152)    (2,522,504)    (2,288,844)
                                                       ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE)
   Financing costs .................................       (36,999)            --        (55,300)            --
   Interest expense ................................      (185,106)        (6,312)    (2,143,379)       (15,630)
   Interest expense - related parties ..............       (28,850)            --        (37,205)            --
   Interest income .................................            --          3,871          2,970         10,664
   Loss on disposal of property and equipment ......            --         (7,857)            --         (7,857)
                                                       ------------   ------------   ------------   ------------
      Total other income (expense) .................      (250,955)       (10,298)    (2,232,914)       (12,823)
                                                       ------------   ------------   ------------   ------------
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
   (BENEFIT FROM) INCOME TAXES, DISCONTINUED
   OPERATIONS, AND EXTRAORDINARY ITEM ..............    (1,411,027)      (516,450)    (4,755,418)    (2,301,667)
PROVISION FOR (BENEFIT FROM) INCOME TAXES ..........           400           (203)           800           (203)
                                                       ------------   ------------   ------------   ------------

                   The accompanying notes are an integral part of these financial statements.

                                                       3


                                                                                            SONICPORT, INC. AND SUBSIDIARIES
                                                                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  For the Three and Six Months Ended September 30, 2001 and 2000 (unaudited)
----------------------------------------------------------------------------------------------------------------------------

                                                                 FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   2001            2000            2001            2000
                                                               -------------   -------------   -------------   -------------
                                                                (restated)       (restated)      (restated)      (restated)
LOSS BEFORE CONTINUED OPERATIONS BEFORE
   DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM ..........   $ (1,411,427)   $   (516,247)   $ (4,756,218)   $ (2,301,464)
DISCONTINUED OPERATIONS
 Income (loss) from operations of discontinued
    subsidiary, net of provision for income taxes of $0 ....        140,336        (348,616)        203,391      (1,352,558)
                                                               -------------   -------------   -------------   -------------
LOSS BEFORE EXTRAORDINARY ITEM .............................     (1,271,091)       (864,863)     (4,552,827)     (3,654,022)

EXTRAORDINARY ITEM
  Income from forgiveness of interest payable ..............             --              --              --          41,667
                                                               -------------   -------------   -------------   -------------
NET LOSS ...................................................   $ (1,271,091)   $   (864,863)   $ (4,552,827)   $ (3,612,355)
                                                               =============   =============   =============   =============
BASIC AND DILUTED LOSS PER SHARE
  From continuing operations ...............................   $      (0.03)   $      (0.01)   $      (0.11)   $      (0.06)
  From discontinued operations .............................             --           (0.01)             --           (0.03)
  From extraordinary item ..................................             --              --              --              --
                                                               -------------   -------------   -------------   -------------
      Total basic and diluted loss per share ...............   $      (0.03)   $      (0.02)   $      (0.11)   $      (0.09)
                                                               =============   =============   =============   =============
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING ......     43,920,476      41,380,026      42,342,802      41,310,776
                                                               =============   =============   =============   =============

                         The accompanying notes are an integral part of these financial statements.

                                                             4


                                                                                 SONICPORT, INC. AND SUBSIDIARIES
                                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 For the Six Months Ended September 30, 2001 and 2000 (unaudited)
-----------------------------------------------------------------------------------------------------------------

                                                                                          2001           2000
                                                                                      ------------   ------------
                                                                                       (restated)     (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations ............................................   $(4,756,218)   $(2,301,564)
   Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
     Depreciation and amortization of property and equipment ......................       267,959         49,150
     Amortization of offering financial costs .....................................       163,127             --
     Amortization of goodwill .....................................................     1,177,802             --
     Loss on disposal of property and equipment ...................................            --          7,875
     Interest charges on convertible promissory notes .............................     1,947,942             --
     Issuance of options for services rendered ....................................            --         16,750
     Issuance of warrants for lock-up agreements ..................................        11,520             --
     Issuance of stock for services rendered ......................................        66,800             --
     Issuance of stock for lock-up agreement ......................................        18,874             --
     Liquidation damages on conversion of convertible promissory notes ............            --         60,000
     (Increase) decrease in
       Accounts receivable ........................................................        73,096             --
       Prepaid expenses and other current assets ..................................        13,835             --
       Other assets ...............................................................            --        (32,541)
     Increase (decrease) in
       Accounts payable ...........................................................        91,022        267,252
       Accrued expenses ...........................................................       (16,129)        54,930
       Deferred revenue ...........................................................        77,700             --
       Accrued interest ...........................................................         3,110        (30,041)
                                                                                      ------------   ------------
Net cash used in continuing operations activities .................................      (859,560)    (1,908,089)
Net cash used in discontinued operations ..........................................      (167,415)    (2,105,414)
                                                                                      ------------   ------------
Net cash used in operating activities .............................................    (1,026,975)    (4,013,503)
                                                                                      ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment .............................................       (17,102)        (7,721)
   Net advance from (repayments to) related parties ...............................      (241,090)            --
                                                                                      ------------   ------------
Net cash provided by (used in) investing activities ...............................      (258,192)        (7,721)
                                                                                      ------------   ------------

                    The accompanying notes are an integral part of these financial statements.

                                                        5

                                                SONICPORT, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended September 30, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------

                                                         2001           2000
                                                     ------------   ------------
                                                      (restated)     (restated)
CASH FLOWS FROM FINANCING ACTIVITIES
   Book overdraft .................................  $        --    $    37,254
   Payments on capital lease obligations ..........       (4,203)            --
   Proceeds from notes payable ....................       10,000             --
   Repayment of notes payable .....................      (90,080)      (355,000)
   Proceeds from notes payable - related party ....           --        313,359
   Repayment of notes payable - related party .....     (263,789)      (110,859)
   Proceeds from convertible promissory notes .....      750,000         50,000
   Repayment of convertible promissory notes ......     (160,000)            --
   Proceeds from common stock .....................      304,654        916,796
   Proceeds from committed common stock ...........           --         50,000
   Stock issuance costs ...........................      (68,149)       (70,911)
   Proceeds from preferred stock ..................           --      2,382,000
   Redemption of preferred stock ..................           --       (400,000)
   Rescission of preferred stock ..................      (10,000)            --
   Payment of dividends ...........................     (264,698)            --
                                                     ------------   ------------
Net cash provided by financing activities .........      203,734      2,812,639
                                                     ------------   ------------
Net decrease in cash and cash equivalents .........   (1,081,432)    (1,208,585)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....    1,159,230      1,208,585
                                                     ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........  $    77,798    $        --
                                                     ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   INTEREST PAID ..................................  $   109,804    $    15,630
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

          o issued 475,000 shares of common stock valued at $255,000, which were committed prior to March 31, 2001.

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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Six Months Ended September 30, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------

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

     The fair value of assets acquired and liabilities assumed is summarized as follows:

     Accounts receivable..................................       $     179,583
     Property and equipment...............................           2,238,782
     Goodwill.............................................          16,489,233
     Other assets.........................................              14,509
     Notes payable........................................          (1,346,754)
     Accounts payable and accrued expenses................             (43,841)
     Other liabilities....................................             (41,293)
     Due from related parties.............................             (52,957)
                                                                 --------------
     Purchase price.......................................       $  17,437,262
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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Six Months Ended September 30, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------

NOTE 2 - RESTATEMENT

     The Company previously recorded the acquisition of US Dataworks in a manner similar to a pooling of interests. Management has reassessed the facts and circumstances of the transaction and has changed the method used to record the acquisition from a manner similar to a pooling of interests to the purchase method, which is in conformity with generally accepted accounting principles. The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, current assets, property and equipment, total assets, current liabilities, total liabilities and total liabilities and shareholders' deficit as of and for the six months ended September 30, 2001 is as follows:

                                                     AS ORIGINALLY         RESTATEMENT
                                                        REPORTED           ADJUSTMENTS         AS RESTATED
------------------------------------------------- --------------------- ------------------- ------------------
Net Sales......................................     $   1,185,587         $          --       $   1,185,587
Cost of Sales..................................                --                    --                  --
Gross Profit...................................         1,185,587                    --           1,185,587
Net Loss.......................................        (3,243,373)           (1,309,454)         (4,552,927)
Loss Per Common Share:
   Basic.......................................             (0.08)                (0.03)              (0.11
   Diluted.....................................             (0.08)                (0.03)              (0.11)
Current Assets.................................     $     601,481         $          --       $     601,481
Property and Equipment.........................         1,049,198             1,064,700           2,113,898
Goodwill.......................................                --            15,311,431          15,311,431
Total Assets...................................         1,661,682            16,376,131          18,037,813
Current Liabilities............................         3,919,148                    --           3,919,148
Total Liabilities..............................         4,407,015                    --           4,407,015
Total Liabilities and Shareholders' Equity.....     $   1,661,682         $  16,376,131       $  18,037,813

     The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share for the six months ended September 30, 2000 is as follows:

                                                     AS ORIGINALLY         RESTATEMENT
                                                        REPORTED           ADJUSTMENTS         AS RESTATED
------------------------------------------------- --------------------- ------------------- ------------------
Net Sales......................................     $     368,407         $    (368,407)      $          --
Cost of Sales..................................                --                    --                  --
Gross Profit...................................           368,407              (368,407)                 --
Net Loss.......................................        (3,692,945)              (80,590)         (3,612,355)
Loss Per Common Share:
   Basic.......................................             (0.09)                (0.00)              (0.09)
   Diluted.....................................             (0.09)                (0.00)              (0.09)

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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Six Months Ended September 30, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------

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

     Goodwill
     --------

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. The Company evaluates the remaining useful lives of these intangibles on an annual basis to determine whether events or circumstances warrant a revision to the remaining period of amortization. Pursuant to SFAS 142, amortization of goodwill recorded in business combinations prior to June 30, 2001 will cease effective March 31, 2002. Goodwill resulting from business combinations completed after June 30, 2001 will not be amortized. The Company recorded amortization expense of $1,177,802 on goodwill during the six months ended September 30, 2001.

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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Six Months Ended September 30, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Loss per Share
     --------------

     The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:.

                                                                                           For the Six Months Ended
                                                                                                September 30,
                                                                                         -----------------------------
                                                                                             2001            2000
                                                                                         -------------   -------------
Options outstanding under the Company's stock option plans                                  2,960,000       1,278,250

Options granted outside the Company's stock option plans                                    1,050,250       1,050,250

Warrants issued in conjunction with convertible Series B preferred stock                      642,999              --

Warrants issued in conjunction with private placements                                        687,358         509,333

Warrants issued as a financing cost for notes payable and convertible notes payable         1,600,000          74,000

Warrants issued in conjunction with lock-up agreements                                        369,789              --

Warrants issued for services rendered                                                         500,000              --

Warrants issued as part of the acquisition of the Dataworks                                 1,000,000              --

Convertible Series A preferred stock                                                          640,000         640,000

Convertible Series B preferred stock                                                          629,666         509,333

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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Six Months Ended September 30, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------

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

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 2001 consisted of the following:

        Furniture and fixtures                                    $      89,636
        Telephone equipment                                             121,064
        Computer equipment                                              219,216
        Computer software                                             2,223,000
        Leasehold improvements                                            6,575
                                                                  --------------
                                                                      2,659,491
        Less accumulated depreciation and amortization                  545,593
                                                                  --------------
               TOTAL                                              $   2,113,898
                                                                  ==============

     Depreciation and amortization expense for the six months ended September 30, 2001 and 2000 was $267,959 and $49,150, respectively.

NOTE 6 - NOTES PAYABLE

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

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

     On April 2, 2001, the Company refinanced a note payable issued by Dataworks on July 12, 2000. The new note is for $1,315,000, which includes the previous note for $1,127,500, accrued interest for $136,000, and $51,500 of the amount due to related party as of March 31, 2001. The note is for a two-year term and bears interest at 10% per annum. Interest and principal payments are due monthly. As of September 30, 2001, the outstanding balance on the note payable was $1,062,211. The note payable was assumed by the Company as part of its purchase of Dataworks.

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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Six Months Ended September 30, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------

NOTE 8 - CONVERTIBLE PROMISSORY NOTES

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

NOTE 9 - CONVERTIBLE PROMISSORY NOTES - RELATED PARTIES

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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Six Months Ended September 30, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------

NOTE 9 - CONVERTIBLE PROMISSORY NOTES - RELATED PARTIES (CONTINUED)

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

     Issuance of Committed Shares
     ----------------------------

     During the six months ended September 30, 2001, the Company issued 475,000 shares of common stock valued at $255,000 that had been committed at March 31, 2001.

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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Six Months Ended September 30, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

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

     Summarized financial information concerning the Company's reportable segments for the six months ended September 30, 2001 is as follows:

                                                         ASP                 Licensing           Consolidated
                                                  -------------------    ------------------    ------------------
Identifiable assets                               $     16,153,811       $      2,506,703      $     18,660,514
Sales to unaffiliated customers                   $         12,095       $        714,175      $        726,270
Net loss                                          $     (3,634,861)      $       (295,265)     $     (3,930,126)

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

RESULTS OF OPERATIONS

     The Company recognized revenues of $676,633 for the three months ended September 30, 2001 as compared with $0 for the three months ended September 30, 2000. Revenues for the six months ended September 30, 2001 were $1,185,587 as compared with $0 for the six months ended September 30, 2000. The increase in revenue was due to the following:

          o The Company's Application Service Provider ("ASP") became operational in April 2001, bringing in revenues of $236,235 for the quarter ending September 30, 2001, and revenues of $471,412 for the six months ended September 30, 2001.

          o Licensing and maintenance revenues to unrelated third parties increased for the three months ended September 30, 2001 to $440,398 in 2001, and increased to $714,175 in 2001 due to the acquisition of Dataworks.

     Total operating expenses for the three months ended September 30, 2001 were $1,836,705 as compared with $506,152 for the three months ended September 30, 2000, an increase of $1,330,553. The total operating expenses for the six months ended September 30 increased by $1,419,247 from $2,288,844 in 2000 to $3,708,091 in 2001. The increase is due principally to the acquisition of Dataworks and the ramping up of the Application Service Provider, which required the hiring of employees and the related office costs, the new costs for marketing and advertising for the ASP, an increase in costs for investor/public relations, and the related costs of securing lock-up agreements with current investors.

     Other expenses, including interest expense and financing costs, were increased during the second quarter ending September 2001, to $250,955 for the three months ended September 30, 2001 compared to $10,298 for the three months ended September 30, 2000. These expenses also increased for the six months ending September 30, 2001, from $12,823 to $2,232,914. This is attributable to the financing costs related to the issuance of the notes payable and related 90-day convertible features of the promissory notes issued from March 2001 through May 2001.

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

     Net loss for the quarter ended September 30, 2001 increased by $406,228 from a net loss of $864,863 in September 2000 to a net loss of $1,271,091 for the same period in 2001. For the six months ended September 30, 2001, the net loss has increased by $940,472 from $3,612,355 in 2000, to $4,552,827 in 2001.
The increase is primarily due to the acquisition of Dataworks and the increased financing costs related to the issuance of note payable and the conversion features of the convertible promissory notes issued between March 2001 and May 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, the Company had $77,798 in cash and cash equivalents.

     The Company's working capital deficit at September 30, 2001 was $3,317,667 as compared with $227,537 at September 30, 2000, an increase in the working capital deficit of $3,090,130 during the 12-month period.

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

     (a) Exhibits.

     The exhibit listed below is required by Item 601 of Regulation S-B.

    EXHIBIT
    NUMBER                    DESCRIPTION OF DOCUMENT
    ------                    -----------------------

     99.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C ss. 1350.

     (b) Reports of Form 8-K

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the three months ended September 30, 2001.

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

     99.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C ss. 1350.