Form 10QSB/A
period 2001-12-31
US DATAWORKS INC
filed 2003-06-13
CIK 1049505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                                   ----------

                                  FORM 10-QSB/A
                                (Amendment No. 2)
                                   ----------

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

Number of shares of Common Stock outstanding as of December 31, 2001:
46,686,164.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                                EXPLANATORY NOTE

         US Dataworks, Inc. (the "Company"), by this Form 10-QSB/A, Amendment No. 2 to Form 10-QSB, hereby amends and restates Part I, Items 1 and 2, and Part II, Item 6.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                SONICPORT, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                   December 31, 2001 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS
                                   (restated)
CURRENT ASSETS
   Cash and cash equivalents .................................            27,123
   Accounts receivable .......................................           294,379
   Prepaid expenses and other current assets .... ............            36,437
                                                                     -----------
         Total current assets ................................           357,939

PROPERTY AND EQUIPMENT, net ..................................         1,257,104
GOODWILL, net ................................................        14,722,530
OTHER ASSETS .................................................            33,894
                                                                     -----------
              TOTAL ASSETS ...................................       $16,371,467
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.


                                                                              SONICPORT, INC. AND SUBSIDIARIES
                                                                                    CONSOLIDATED BALANCE SHEET
                                                                                 December 31, 2001 (unaudited)
--------------------------------------------------------------------------------------------------------------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  (restated)
CURRENT LIABILITIES
   Notes payable, net of unamortized discount of $8,110 ......................................   $    242,706
   Notes payable - related parties ...........................................................        160,000
   Current portion of capital lease obligations ..............................................         11,146
   Convertible promissory notes, net of unamortized discount of $78,750 ......................      1,821,250
   Convertible promissory notes - related parties, net of unamortized discount of $14,063 ....        610,937
   Deferred revenue ..........................................................................         60,188
   Accounts payable ..........................................................................        448,303
   Accrued expenses ..........................................................................        169,626
   Interest payable, including $12,433 to related parties ....................................         28,570
   Due to related party ......................................................................         71,154
   Net liabilities of discontinued operations ................................................      1,174,665
                                                                                                 -------------
         Total current liabilities ...........................................................      4,798,545

   Capital Lease Obligations, net of current portion .........................................         16,892
                                                                                                 -------------
         Total liabilities ...................................................................      4,815,437
                                                                                                 -------------
COMMITMENTS

SHAREHOLDERS' EQUITY
   Convertible Series A preferred stock, $0.0001 par value
     10,000,000 shares authorized
     640,000 shares issued and outstanding
     $2.50 liquidation preference, dividends of $73,067 in arrears ...........................             64
   Convertible Series B preferred stock, $0.0001 par value
     700,000 shares authorized
     629,666 shares issued and outstanding
     $0.75 liquidation preference, dividends of $47,925 in arrears ...........................             63
   Common stock, $0.0001 par value
     100,000,000 shares authorized
     46,686,164 shares issued and outstanding ................................................          4,821
   Subscription receivable ...................................................................        (50,000)
   Common stock committed, 41,250 shares .....................................................          2,203
   Additional paid-in capital ................................................................     37,412,418
   Accumulated deficit .......................................................................    (25,593,539)
   Treasury stock, at cost, 1,528,000 shares .................................................       (220,000)
                                                                                                 -------------
         Total shareholders' equity ..........................................................     11,556,030
                                                                                                 -------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................   $ 16,371,467
                                                                                                 =============

                  The accompanying notes are an integral part of these financial statements.

                                                      2


                                                                                  SONICPORT, INC. AND SUBSIDIARIES
                                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                        For the Three and Nine Months Ended December 31, 2001 and 2000 (unaudited)
------------------------------------------------------------------------------------------------------------------

                                                         FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                 DECEMBER 31,                 DECEMBER 31,
                                                             2001           2000           2001           2000
                                                         ------------   ------------   ------------   ------------
                                                          (restated)     (restated)     (restated)      (restated)
REVENUES
   Software licensing revenues .......................   $   393,754    $        --    $   943,454    $        --
   Software maintenance revenues .....................            --             --        164,475             --
                                                         ------------   ------------   ------------   ------------
     Total revenues ..................................       393,754             --      1,107,929             --

COST OF SALES ........................................       138,250             --        412,975             --
                                                         ------------   ------------   ------------   ------------
     Gross profit ....................................       255,504             --        694,954             --

OPERATING EXPENSES
   General and administrative ........................       454,843        634,011      1,682,006      2,044,098
   Depreciation and amortization .....................       773,821         35,417      2,219,732         84,567
   Consulting-related parties ........................        58,090             --        144,000        157,708
                                                         ------------   ------------   ------------   ------------
     Total operating expenses ........................     1,286,754        669,428      4,045,738      2,286,373
                                                         ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS .................................      (973,160)      (669,428)    (3,350,784)    (2,286,373)
                                                         ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE)
   Financing costs ...................................       (69,574)            --       (124,874)            --
   Interest expense ..................................      (229,806)       (26,739)    (2,373,185)       (41,440)
   Interest expense - related parties ................       (10,515)            --        (47,721)            --
   Interest income ...................................           638             --          3,608         10,559
   Loss on disposal of property and equipment ........            --        (66,528)            --        (74,385)
                                                         ------------   ------------   ------------   ------------
      Total other income (expense) ...................      (309,257)       (93,267)    (2,542,171)      (105,266)
                                                         ------------   ------------   ------------   ------------
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
   (BENEFIT FROM) INCOME TAXES, DISCOUNTED OPERATIONS,
   AND EXTRAORDINARY ITEM ............................    (1,282,417)      (762,695)    (5,892,955)    (2,391,639)
PROVISION FOR (BENEFIT FROM) INCOME TAXES ............           816             --          1,616           (203)
                                                         ------------   ------------   ------------   ------------

                    The accompanying notes are an integral part of these financial statements.

                                                        3


                                                                                     SONICPORT, INC. AND SUBSIDIARIES
                                                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                           For the Three and Nine Months Ended December 31, 2001 and 2000 (unaudited)
---------------------------------------------------------------------------------------------------------------------

                                                               FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                      DECEMBER 31,                       DECEMBER 31,
                                                            2001            2000            2001            2000
                                                        -------------   -------------   -------------   -------------
                                                         (restated)       (restated)      (restated)      (restated)
LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
   OPERATIONS AND EXTRAORDINARY ITEM ................   $ (1,283,233)   $   (762,695)   $ (5,894,571)   $ (2,391,436)
DISCONTINUED OPERATIONS
 Income (loss) from operations of discontinued
    subsidiary, net of provision for income
    taxes of $0 .....................................       (177,437)       (260,058)       (118,926)     (1,612,616)
 Loss on disposal of discontinued subsidiary, net of
    taxes of $0 .....................................       (961,849)             --        (961,849)             --
                                                        -------------   -------------   -------------   -------------
LOSS BEFORE EXTRAORDINARY ITEM ......................     (2,422,519)     (1,022,753)     (6,975,346)     (4,004,052)

EXTRAORDINARY ITEM
  Income from forgiveness of interest payable .......             --              --              --          41,667
                                                        -------------   -------------   -------------   -------------
NET LOSS ............................................     (2,422,519)     (1,022,753)     (6,975,346)     (3,962,385)

PREFERRED STOCK DIVIDENDS ...........................             --              --         264,698              --
                                                        -------------   -------------   -------------   -------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS ...........   $ (2,422,519)   $ (1,022,753)   $ (7,240,044)   $ (3,962,385)
                                                        =============   =============   =============   =============
BASIC AND DILUTED LOSS PER SHARE
  From continuing operation .........................   $      (0.03)   $      (0.02)   $      (0.14)   $      (0.06)
  From discontinued operations ......................          (0.02)          (0.01)          (0.02)          (0.03)
  From extraordinary item ...........................             --              --              --           (0.00)
  From dividends paid ...............................             --              --           (0.01)             --
                                                        -------------   -------------   -------------   -------------
      Total basic and diluted loss per share ........   $      (0.05)   $      (0.03)   $      (0.17)   $      (0.09)
                                                        =============   =============   =============   =============
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING     45,920,437      43,249,561      43,539,700      42,024,895
                                                        =============   =============   =============   =============

                      The accompanying notes are an integral part of these financial statements.

                                                          4


                                                                                 SONICPORT, INC. AND SUBSIDIARIES
                                                                             CONSOLIDATED STATEMENTS OF CASH FLOW
                                                 For the Nine Months Ended December 31, 2001 and 2000 (unaudited)
-----------------------------------------------------------------------------------------------------------------

                                                                                          2001           2000
                                                                                      ------------   ------------
                                                                                       (restated)     (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations ............................................   $(5,894,571)   $(2,391,436)
   Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
     Depreciation and amortization of property and equipment ......................       453,029         84,567
     Amortization of goodwill .....................................................     1,766,703             --
     Amortization of offering financial costs .....................................       250,238             --
     Loss on disposal of property and equipment ...................................            --         74,385
     Interest charges on convertible promissory notes .............................     1,947,942             --
     Issuance of options for services rendered ....................................            --         16,750
     Issuance of warrants for lock-up agreements ..................................        11,520             --
     Issuance of stock for services rendered ......................................       257,898             --
     Issuance of stock for lock-up agreement ......................................       224,950             --
     Liquidated damages on conversion of convertible promissory notes .............            --         60,000
     Extraordinary Item ...........................................................            --         41,667
     (Increase) decrease in
       Accounts receivable ........................................................       (49,475)       (31,713)
       Prepaid expenses and other current assets ..................................        82,682        (72,437)
       Other assets ...............................................................       (23,845)            --
     Increase (decrease) in
       Deferred revenue ...........................................................        60,188             --
       Accounts payable ...........................................................       118,005        588,124
       Accrued expenses ...........................................................        55,437         23,769
       Accrued Interest ...........................................................        10,869        (21,588)
                                                                                      ------------   ------------
Net cash used in continuing operations activities .................................      (779,175)    (1,627,912)
Net cash used in discontinued operations activities ...............................      (840,439)    (2,525,092)
                                                                                      ------------   ------------
Net cash used in operating activities .............................................    (1,619,614)    (4,153,004)
                                                                                      ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment .............................................       (17,102)       (22,383)
   Net advances from (repayments to) related parties ..............................        14,586             --
                                                                                      ------------   ------------
Net cash provided by (used in) investing activities ...............................        (2,516)       (22,383)
                                                                                      ------------   ------------

                    The accompanying notes are an integral part of these financial statements.

                                                        5

                                                SONICPORT, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOW
                For the Nine Months Ended December 31, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------

                                                         2001           2000
                                                     ------------   ------------
                                                      (restated)     (restated)
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations ..........  $    (6,915)   $        --
   Proceeds from notes payable ....................      249,000         77,000
   Repayment of notes payable .....................      (90,080)      (355,000)
   Proceeds from notes payable - related party ....       50,000        310,859
   Repayment of notes payable - related party .....     (263,789)      (110,859)
   Proceeds from convertible promissory notes .....      750,000        150,000
   Repayment of convertible promissory notes ......     (160,000)            --
   Proceeds from common stock .....................      304,654        866,796
   Proceeds from committed common stock ...........           --         50,000
   Stock issuance costs ...........................      (68,149)      (104,195)
   Proceeds from preferred stock ..................           --      2,482,250
   Redemption of preferred stock ..................           --       (400,000)
   Rescission of preferred stock ..................      (10,000)            --
   Payment of dividends ...........................     (264,698)            --
                                                     ------------   ------------
Net cash provided by financing activities .........      490,023      2,966,851
                                                     ------------   ------------
Net decrease in cash and cash equivalents .........   (1,132,107)    (1,208,516)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....    1,159,230      1,208,585
                                                     ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........  $    27,123    $        69
                                                     ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   INTEREST PAID ..................................  $   111,439    $    15,630
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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   December 31, 2001 (unaudited)
--------------------------------------------------------------------------------

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
                                                              ===============

     The aggregate purchase price was $17,437,262. The value of the 14,666,667 new shares of Sonicport's common stock issued and the 4,000,000 shares transferred by certain shareholders of Sonicport to the shareholders of US Dataworks of $16,893,334 was determined based on the average closing market price of Sonicport's common stock over the period consisting of two days before and after the terms of the acquisition agreement were agreed to and announced. The value of the warrants to purchase 1,000,000 shares was determined to be $543,928 and was derived using the Black Scholes option pricing model using the following assumptions: expected life of 2 years, risk-free interest rate of 5.49% expected volatility of 100% and expected dividend yield of 0%.

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   December 31, 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 2 - RESTATEMENT

     The Company previously recorded the acquisition of US Dataworks in a manner similar to a pooling of interests. Management has reassessed the facts and circumstances of the transaction and has changed the method used to record the acquisition from a manner similar to a pooling of interests to the purchase method, which is in conformity with generally accepted accounting principles. The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, current assets, property and equipment, total assets, current liabilities, total liabilities and total liabilities and shareholders' deficit as of and for the nine months ended December 31, 2001 is as follows:

                                                     As Originally          Restatement
                                                       Reported             Adjustments         As Restated
                                                 ----------------       ----------------      ----------------
Net Sales                                        $     1,107,928        $            --       $     1,107,929
Cost of Sales                                            412,975                     --               412,975
Gross Profit                                             694,954                     --               694,954
Net Loss                                              (5,017,841)            (1,957,505)           (6,975,346)
Loss Per Common Share:
   Basic                                                   (0.12)                 (0.05)                (0.17)
   Diluted                                                 (0.12)                 (0.05)                (0.17)
Current Assets                                   $       357,939        $            --       $       357,939
Property and Equipment                                   251,554              1,005,550             1,257,104
Goodwill                                                      --             14,722,530            14,722,530
Total Assets                                             643,387             15,728,080            16,371,467
Current Liabilities                                    4,798,545                     --             4,798,545
Total Liabilities                                      4,815,437                     --             4,815,437
Total Liabilities and Shareholders' Equity       $       643,387        $    15,728,080       $    16,371,467

     The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share for the nine months ended December 31, 2000 is as follows:

                                                  As Originally           Restatement
                                                    Reported              Adjustments          As Restated
                                               ----------------        ----------------     ----------------
           Net Sales                           $       696,269         $      (696,269)     $            --
           Cost of Sales                               313,461                (313,461)                  --
           Gross Profit                                382,808                (382,808)                  --
           Net Loss                                 (4,335,887)               (373,502)          (3,962,385)
           Loss Per Common Share:
              Basic                                      (0.10)                  (0.01)               (0.09)
              Diluted                                    (0.10)                  (0.01)               (0.09)

NOTE 3 - GOING CONCERN MATTERS

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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   December 31, 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - GOING CONCERN MATTERS (CONTINUED)

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   December 31, 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Goodwill
     --------

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 14, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. The Company evaluates the remaining useful lives of these intangibles on an annual basis to determine whether events or circumstances warrant a revision to the remaining period of amortization. Pursuant to SFAS 142, amortization of goodwill recorded in business combinations prior to June 30, 2001 will cease effective March 31, 2002. Goodwill resulting from business combinations completed after June 30, 2001 will not be amortized. The Company recorded amortization expenses of $1,766,703 on goodwill during the nine months ended December 31, 2001.

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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   December 31, 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Loss per Share (Continued)
     --------------------------

     The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                                          For the Nine Months Ended
                                                                                                 December 31,
                                                                                         -----------------------------
                                                                                             2001            2000
                                                                                         -------------   -------------
Options outstanding under the Company's stock option plans                                  3,020,000       3,500,846

Options granted outside the Company's stock option plans                                    1,050,250       1,557,999

Warrants issued in conjunction with convertible Series B preferred stock                      642,999         642,999

Warrants issued in conjunction with private placements                                        687,358         287,358

Warrants issued as a financing cost for notes payable and convertible notes payable         1,605,500          74,000

Warrants issued in conjunction with lock-up agreements                                        369,789              --

Warrants issued for services rendered                                                       1,310,000              --

Warrants issued as part of the acquisition of the Dataworks                                 1,000,000              --

Convertible Series A preferred stock                                                          640,000         153,600

Convertible Series B preferred stock                                                          642,999         642,999

NOTE 5 - DISPOSAL OF OPERATIONS

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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   December 31, 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2001 consisted of the following:

          Furniture and fixtures                                  $     89,636
          Telephone equipment                                          121,064
          Computer equipment                                         1,402,216
          Leasehold improvements                                         6,657
                                                                  -------------
                                                                     1,619,573
          Less accumulated depreciation and amortization              (362,469)
                                                                  -------------
                 TOTAL                                            $  1,257,104
                                                                  =============

     Depreciation and amortization expense for the nine months ended December 31, 2001 and 2000 was $426,450 and $40,338, respectively.

NOTE 7 - NOTES PAYABLE

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

NOTE 8 - NOTES PAYABLE - RELATED PARTIES

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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   December 31, 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 8 - NOTES PAYABLE - RELATED PARTIES (CONTINUED)

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

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

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

NOTE 10 - CONVERTIBLE PROMISSORY NOTES - RELATED PARTIES

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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   December 31, 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 10 - CONVERTIBLE PROMISSORY NOTES - RELATED PARTIES (CONTINUED)

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

NOTE 11 - SHAREHOLDERS' EQUITY

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

     Issuance of Committed Shares
     ----------------------------

     During the nine months ended December 31, 2001, the Company issued 475,000 shares of common stock valued at $255,000 that had been committed at March 31, 2001.

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

                                                SONICPORT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   December 31, 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

     Sale of Common Stock (Continued)
     --------------------------------

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

RESULTS OF OPERATIONS

     The Company recognized revenues of $393,754 for the three months ended December 31, 2001 as compared with $0 for the three months ended December 31, 2000. Revenues for the nine months ended December 31, 2001 were $1,107,929 as compared with $0 for the nine months ended December 31, 2000. The increase in revenue was due to the acquisition of Dataworks.

     Total operating expenses for the three months ended December 31, 2001 were $1,286,754 as compared with $669,428 for the three months ended December 31, 2000. Total operating expenses for the nine months ended December 31 increased by $1,759,365 from $2,286,373 in 2000 to $4,045,738 in 2001. This increase was primarily due to the acquisition of Dataworks. Effective December 31, 2001, the Company will discontinue its ASP business. With both the cessation of the ISP and ASP divisions during this year, the Company will now be able to focus primarily on increasing the client base of Dataworks with new licensing agreements and further development of the software. Without these two divisions in the future, management expects to see an increase in profit margins and an increase in the overall operating performance of the Company.

     Other expenses, including interest expense and financing costs increased to $309,257 for the three months ended December 31, 2001 compared to $93,267 for the three months ended December 31, 2000. These expenses also increased for the nine months ended December 31, 2001, from $105,226 to $2,542,171. This is attributable to the financing costs related to the issuance of the notes payable and related 90-day convertible features of the promissory notes issued from March 2001 through May 2001.

     Net loss from continuing operations for the quarter ended December 31, 2001 increased by $520,538 from a net loss of $762,695 in December 2000 to a net loss of $1,283,233 for the same period in 2001. For the nine months ended December 31, 2001, the net loss has increased by $3,503,135 from $2,391,436 in 2000, to
$5,894,571 in 2001.

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

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     The exhibit listed below is required by Item 601 of Regulation S-B.

    EXHIBIT
    NUMBER                          DESCRIPTION OF DOCUMENT
    ------                          -----------------------

     99.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. ss. 1350.

     (b) Reports on Form 8-K.

     The Company did not file reports on Form 8-K with the Securities and Exchange Commission during the three months ended December 31, 2001.

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

CERTIFICATIONS
--------------

I, Charles E. Ramey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A, Amendment No. 2 to Form 10-QSB, of US Dataworks, Inc.;

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

Dated: June 10, 2003

                                             /s/ Charles E. Ramey
                                             -----------------------------------
                                             Charles E. Ramey
                                             Chief Executive Officer

I, John S. Reiland, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A, Amendment No. 2 to Form 10-QSB, of US Dataworks, Inc.;

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

Dated: June 10, 2003

                                             /s/ John S. Reiland
                                             -----------------------------------
                                             John S. Reiland
                                             Chief Financial Officer

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                       DESCRIPTION OF DOCUMENT
    ------                       -----------------------

     99.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. ss. 1350.