Form 10KSB/A
period 2002-03-31
US DATAWORKS INC
filed 2003-06-13
CIK 1049505

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None.

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

     Number of shares of Common Stock outstanding as of May 31, 2002:
56,266,784.

                                EXPLANATORY NOTE

     US Dataworks, Inc. (the "Company"), by this Form 10-KSB/A, Amendment No. 2 to Form 10-KSB, hereby amends and restates Part II, Items 6 and 7, and Part III,
Item 13.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

     We believe that of the significant accounting policies used in the preparation of our consolidated financial statements (see Note 6 to the Consolidated Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

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

RESULTS OF OPERATIONS

     The results of operations reflected in this discussion include the operations of US Dataworks for the past two years. The acquisition agreement between US Dataworks and US Dataworks, Inc., a Delaware corporation, or Dataworks, was signed on March 31, 2001 and closed on April 2, 2001. Balance sheet information, as well as revenue and expenses, are affected by this consolidation and it is important to understand this when viewing the overall results.

     REVENUE

     Revenue from continuing operations for fiscal 2002 was $1,048,954. All revenue for fiscal 2001 resulted from operations that we discontinued in fiscal 2002. The revenue in fiscal 2002 was attributable to the licensing, maintenance and service activities related to the software products acquired by the Company in its acquisition of Dataworks. No revenue for these activities was recorded in fiscal 2001.

     OPERATING EXPENSES

     Total operating expenses increased by $3,342,407 or 139% from $2,398,338 for fiscal 2001 to $5,740,745 for fiscal 2002. The increase was primarily attributable to the development and support activities related to the software products acquired by the Company in its acquisition of Dataworks.

     OTHER EXPENSES

     Other expenses, including interest expense and financing costs, increased during fiscal 2002 primarily due to the issuance of promissory notes and warrants. Interest expense increased by $2,321,181 or 1,090% from $212,944 for fiscal 2001 to $2,534,125 for fiscal 2002. During fiscal 2002, we incurred financing costs of $2,362,844 as compared to $207,381 in fiscal 2001. These increases were primarily attributable to issuances of shares of common stock pursuant to antidilution provisions in certain purchase agreements and pursuant to certain lock up agreements and interest charges on our convertible promissory notes in the form of fixed conversion features, warrants to purchase shares of our common stock and shares of common stock.

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

     NET LOSS

     Net loss increased by $3,550,567 or 48% from $7,459,054 for fiscal 2001, to a net loss of $11,009,621 for fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $1,025,214 to $134,016 in fiscal 2002 from $1,159,230 in fiscal 2001. This decrease was primarily due to an increase in operating activities as a result of the Company's acquisition of Dataworks. Cash used for operating activities was $2,273,286 in fiscal 2002, of which $883,424 was used in discontinued operating activities, compared to $4,595,028 in fiscal 2001, of which $4,051,988 was used in discontinued operating activities. Net loss from operations reduced cash by $9,589,746 and $2,882,036 in fiscal 2002 and fiscal 2001, respectively.

     Cash used for investment activities for fiscal 2002 consisted of the purchase of property and equipment and repayments to our affiliates totaling $35,136. Cash used for investment activities for fiscal 2001 consisted of the purchase of property and cash from the acquisition of US Dataworks totaling $68,302, which was offset by advances made by our affiliates totaling $123,308.

     Financing activities provided cash of $1,283,208 in fiscal 2002 and included the issuance of $541,000 in promissory notes, $1,065,000 in convertible promissory notes and $300,000 proceeds from the sales of our common stock. Subsequent to March 31, 2002, we received an aggregate of $30,000 pursuant to three promissory notes and $220,000 pursuant to eight convertible promissory notes.

     Financing activities provided cash of $4,490,667 in fiscal 2001 and included the issuance of $127,000 in promissory notes, $1,685,000 in convertible promissory notes, $806,778 from the sales of our common stock and $2,482,250 from the sale of our preferred stock.

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

     Our contractual obligations, which are described elsewhere in our financial statements have been summarized in the table below:

                                                                               Payments Due In
                                                   ------------------------------------------------------------------------
                                 Balance as of
   Contractual Obligations       March 31, 2002       2003        2004       2005        2006        2007      After 2007
------------------------------ ------------------- ----------- ----------- ---------- ----------- ----------- -------------
Operating lease                      624,918         130,053     115,469    117,168    119,958     121,906       20,364
Operating lease                       30,998          16,812      14,186      --          --          --           --


FACTORS THAT MAY AFFECT OUR RESULTS

WE HAVE A GENERAL HISTORY OF LOSSES AND CANNOT ASSURE YOU THAT WE WILL OPERATE PROFITABLY IN THE FUTURE.

     We have incurred losses for the last two fiscal years and expect that our net losses and negative cash flow will continue for the foreseeable future. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements, included elsewhere in this Report for the years ended March 31, 2002 and 2001, to the effect that our loss from operations for the year ended March 31, 2002, and the accumulated deficit at March 31, 2002 raise substantial doubt about our ability to continue as a going concern. We have incurred significant losses in the last two years. As of March 31, 2002, our accumulated deficit was $29,627,814. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain and expand clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing and promotion, development of our client base and development of our marketing technology and operating infrastructure.

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

INDEPENDENT AUDITOR'S REPORT                                           F-2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                     F-3 - F-4

     Consolidated Statements of Operations                          F-5 - F-6

     Consolidated Statements of Shareholders' Equity                F-7 - F-10

     Consolidated Statements of Cash Flows                         F-11 - F-13

     Notes to Consolidated Financial Statements                    F-14 - F-40

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
US Dataworks, Inc.
(formerly Sonicport, Inc.)
and subsidiary

We have audited the accompanying consolidated balance sheet of US Dataworks, Inc. (formerly Sonicport, Inc.) and subsidiary as of March 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended March 31, 2002, the Company incurred a net loss of $11,009,621, and it had negative cash flows from operations of $2,273,286. In addition, the Company had an accumulated deficit of $29,627,814 at March 31, 2002. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4, the Company previously recorded the acquisition of US Dataworks in a manner similar to a pooling of interests. Management has reassessed the facts and circumstances of the transaction and has changed the method used to record the acquisition from a manner similar to a pooling of interests to the purchase method, which is in conformity with generally accepted accounting principles. The change in accounting method has resulted in revenue for the year ended March 31, 2001 being reduced from $1,387,736 to $626,134. In addition, at March 31, 2002, property and equipment, net increased $946,400, goodwill increased $14,133,629 and stockholders' equity increased $15,080,029.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
June 7, 2002 (except for
Note 4, as to which the
date is May 5, 2003)


                                                US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                               AND SUBSIDIARY
                                                                   CONSOLIDATED BALANCE SHEET
                                                                               March 31, 2002
---------------------------------------------------------------------------------------------

                                                ASSETS
                                              (RESTATED)
CURRENT ASSETS
   Cash and cash equivalents..................................................$       134,016
   Accounts receivable, net of allowance for doubtful accounts of $104,235....        170,673
   Work in progress...........................................................         11,312
   Prepaid expenses and other current assets..................................         46,893
                                                                              ----------------
         Total current assets.................................................        362,894

PROPERTY AND EQUIPMENT, net...................................................      1,156,530
GOODWILL, net.................................................................     14,133,629
OTHER ASSETS..................................................................         32,806
                                                                              ----------------
              TOTAL ASSETS                                                    $    15,685,859
                                                                              ================

        The accompanying notes are an integral part of these financial statements.

                                           F-3


                                                                           US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                                                          AND SUBSIDIARY
                                                                                              CONSOLIDATED BALANCE SHEET
                                                                                                          March 31, 2002
------------------------------------------------------------------------------------------------------------------------

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                              (RESTATED)
CURRENT LIABILITIES
   Notes payable, net of unamortized discount of $13,878...........................................     $       135,798
   Notes payable - related parties.................................................................             655,000
   Current portion of capital lease obligations....................................................              12,872
   Current portion of convertible promissory notes, net of unamortized discount of $191,516........             870,984
   Convertible promissory notes--related parties....................................................             250,000
   Deferred revenue................................................................................             262,923
   Accounts payable................................................................................             446,059
   Accrued expenses................................................................................             308,968
   Interest payable, including $8,394 related parties..............................................              22,780
   Due to related party............................................................................              54,506
   Net liabilities of discontinued operations......................................................           1,197,495
                                                                                                        ----------------
         Total current liabilities.................................................................           4,217,385

CONVERTIBLE PROMISSORY NOTES, net of current portion...............................................             150,000
CAPITAL LEASE OBLIGATIONS, net of current portion..................................................              11,924
                                                                                                        ----------------
              Total liabilities....................................................................           4,379,309

COMMITMENTS

SHAREHOLDERS' EQUITY
   Convertible Series A preferred stock, $0.0001 par value
     800,000 shares authorized
     640,000 shares issued and outstanding
     $2.50 liquidation preference, dividends of $241,028 in arrears................................                  64
   Convertible Series B preferred stock, $0.0001 par value
     700,000 shares authorized
     629,666 shares issued and outstanding
     $0.75 liquidation preference, dividends of $17,869 in arrears.................................                  63
   Common stock, $0.0001 par value
     90,000,000 shares authorized
     50,746,452 shares issued and outstanding......................................................               5,074
   Common stock committed, 5,325,542 shares........................................................           1,424,259
   Additional paid-in capital......................................................................          39,525,914
   Accumulated deficit.............................................................................         (29,627,814)
   Subscription receivable.........................................................................             (21,010)
                                                                                                        ----------------
         Total shareholders' equity................................................................          11,306,550
                                                                                                        ----------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $    15,685,859
                                                                                                        ================

                       The accompanying notes are an integral part of these financial statements.


                                                                     US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                                                    AND SUBSIDIARY
                                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                      For the Years Ended March 31
------------------------------------------------------------------------------------------------------------------

                                                                                       2002               2001
                                                                                  --------------     --------------
                                                                                     (RESTATED)         (RESTATED)
REVENUES
   Software licensing revenues...............................................     $     317,500      $          --
   Software maintenance revenues.............................................           159,100                 --
   Software programming revenues.............................................           572,354                 --
                                                                                  --------------     --------------
     Total revenues..........................................................         1,048,954                 --

OPERATING EXPENSES
   General and administrative................................................         3,063,863          2,305,964
   Depreciation and amortization.............................................         2,676,882             92,374
                                                                                  --------------     --------------
     Total operating expenses................................................         5,740,745          2,398,338

LOSS FROM OPERATIONS.........................................................        (4,691,791)        (2,398,338)
                                                                                  --------------     --------------

OTHER INCOME (EXPENSE)
   Interest Income...........................................................            3,630              10,809
   Impairment of long-lived assets...........................................               --             (74,385)
   Financing costs...........................................................       (2,362,844)           (207,381)
   Interest expense..........................................................       (2,307,899)           (186,206)
   Interest expense - related parties........................................         (226,226)            (26,738)
   Other expense.............................................................           (3,000)                 --
                                                                                  --------------     --------------
      Total other income (expense)...........................................       (4,896,339)           (483,901)
                                                                                  --------------     --------------

LOSS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES........................        (9,588,130)        (2,882,239)
PROVISION FOR (BENEFIT FROM) INCOME TAXES....................................             1,616               (203)
                                                                                  --------------     --------------
LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND
   EXTRAORDINARY ITEM........................................................        (9,589,746)        (2,882,036)
DISCONTINUED OPERATIONS
   Loss from operations of discontinued division, net of provision for income
     taxes of $0.............................................................        (1,419,875)        (4,618,924)
                                                                                  --------------     --------------
LOSS BEFORE EXTRAORDINARY ITEM                                                      (11,009,621)        (7,500,960)
EXTRAORDINARY ITEM
   Income from forgiveness of payable interest...............................                --             41,906
                                                                                  --------------     --------------

NET LOSS.....................................................................       (11,009,621)        (7,459,054)
                                                                                  ==============     ==============
   Preferred stock dividends.................................................           264,698                 --
                                                                                  --------------     --------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS....................................     $ (11,274,319)     $  (7,459,054)
                                                                                  ==============     ==============

                       The accompanying notes are an integral part of these financial statements.

                                                          F-5


                                                                      US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                                                     AND SUBSIDIARY
                                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                       For the Years Ended March 31
-------------------------------------------------------------------------------------------------------------------

                                                                                        2002               2001
                                                                                  --------------     --------------
                                                                                     (RESTATED)         (RESTATED)
BASIC AND DILUTED LOSS PER SHARE
  From continuing operation..................................................     $       (0.21)     $       (0.11)
  From discontinued operations...............................................             (0.03)             (0.16)
  From dividends paid........................................................                --                 --
                                                                                  --------------     --------------
      TOTAL BASIC AND DILUTED LOSS PER SHARE.................................     $       (0.24)     $       (0.27)
                                                                                  ==============     ==============
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING........................        45,158,726         27,447,596
                                                                                  ==============     ==============

                       The accompanying notes are an integral part of these financial statements.

                                                          F-6


                                                                                    US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                                                                   AND SUBSIDIARY
                                                                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                     For the Years Ended March 31
---------------------------------------------------------------------------------------------------------------------------------

                                                   Preferred Stock
                                   -------------------------------------------
                                   Convertible Series A  Convertible Series B        Common Stock          Common     Additional
                                   --------------------  --------------------     -------------------      Stock       Paid-In
                                    Shares      Amount    Shares      Amount       Shares      Amount     Committed     Capital
                                    ------      ------    ------      ------       ------      ------     ---------     -------
BALANCE, MARCH 31, 2000
   (RESTATED)                             --  $    --         --  $        --   23,835,588  $   2,383   $6,107,550    $6,780,261

PREFERRED STOCK ISSUED FOR CASH      800,000       80    642,999           64                                          2,482,106

REDEMPTION OF SERIES A PREFERRED
   STOCK                            (160,000)     (16)                                                                  (399,984)

COMMON STOCK COMMITTED FOR
    Cash                                                                            255,000

STOCK ISSUANCE COSTS                                                                                                    (166,611)

OPTIONS ISSUED FOR
   Services rendered                                                                                                      16,750
   Compensation expense                                                                                                  180,000

WARRANTS ISSUED FOR
   Cash                                       $                                                                           56,250
   Financing costs for
     promissory notes                                                                                                    228,750
   Lock-up agreements                                                                                                    121,523

INTEREST FROM FIXED CONVERSION
   FEATURES                                                                                                            1,340,063

COMMON STOCK ISSUED FOR
   Cash                                                                            616,558         62                    806,716
   Purchase of prepaid media                                                       694,691         70     (975,000)      974,930
   Conversion of convertible
     promissory notes                                                              678,343         68     (854,637)    1,354,569
   Liquidated damages in
     conversion of convertible
     promissory notes                                                               24,000          2                     59,998
   Exercise of options                                                             103,378         10       (4,013)        4,003
   Committed stock                                                               1,259,560        126   (3,148,900)    3,148,774
   Services rendered                                                             1,460,000        146                    109,354
   Employee severance                                                              160,000         16                     21,168
   Acquisition of US Dataworks                                                  14,666,667      1,467                 13,271,867

                                    Treasury    Accumulated    Subscription
                                      Stock       Deficit       Receivable       Total
                                      -----       -------       ----------       -----
BALANCE, MARCH 31, 2000
   (RESTATED)                       $     --   $(10,894,238)  $          --    $1,995,956

PREFERRED STOCK ISSUED FOR CASH                                                 2,482,250

REDEMPTION OF SERIES A PREFERRED
   STOCK                                                                         (400,000)

COMMON STOCK COMMITTED FOR
    Cash                                                                          255,000
STOCK ISSUANCE COSTS                                                             (166,611)

OPTIONS ISSUED FOR
   Services rendered                                                               16,750
   Compensation expense                                                           180,000

WARRANTS ISSUED FOR
   Cash                                                                            56,250
   Financing costs for
     promissory notes                                                             228,750
   Lock-up agreements                                                             121,523

INTEREST FROM FIXED CONVERSION
   FEATURES                                                                     1,340,063

COMMON STOCK ISSUED FOR
   Cash                                                                           806,778
   Purchase of prepaid media                                                           --
   Conversion of convertible
     promissory notes                                                             536,438
   Liquidated damages in
     conversion of convertible
     promissory notes                                                              60,000
   Exercise of options                                                                 --
   Committed stock                                                                     --
   Services rendered                                                              109,500
   Employee severance                                                              21,184
   Acquisition of US Dataworks                                                 13,273,334

                            The accompanying notes are an integral part of these financial statements.

                                                                                    US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                                                                   AND SUBSIDIARY
                                                                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                     For the Years Ended March 31
---------------------------------------------------------------------------------------------------------------------------------

                                                   Preferred Stock
                                   -------------------------------------------
                                   Convertible Series A  Convertible Series B        Common Stock          Common     Additional
                                   --------------------  --------------------     -------------------      Stock       Paid-In
                                    Shares      Amount    Shares      Amount       Shares      Amount     Committed     Capital
                                    ------      ------    ------      ------       ------      ------     ---------     -------
CONTRIBUTED CAPITAL IN
   ACQUISITION OF US DATAWORKS                $                   $                         $                         $3,620,000

WARRANTS ISSUED IN ACQUISITION
   OF US DATAWORKS                                                                                                       543,928

SHARES ACQUIRED UPON SALE OF
   COMPUTER EQUIPMENT                                                                                  (1,125,000)       981,000

NET LOSS
                                    --------  --------   -------  ---------     ---------   ---------  -----------    ----------

                                    Treasury    Accumulated    Subscription
                                      Stock       Deficit       Receivable       Total
                                      -----       -------       ----------       -----
CONTRIBUTED CAPITAL IN
   ACQUISITION OF US DATAWORKS                                               $3,620,000

WARRANTS ISSUED IN ACQUISITION
   OF US DATAWORKS                                                              543,928

SHARES ACQUIRED UPON SALE OF
   COMPUTER EQUIPMENT                                                          (144,000)

NET LOSS                                       (7,459,257)                   (7,459,257)
                                   ----------  -----------    -------------  ------------

                            The accompanying notes are an integral part of these financial statements.

                                                                                    US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                                                                   AND SUBSIDIARY
                                                                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                     For the Years Ended March 31
---------------------------------------------------------------------------------------------------------------------------------

                                                   Preferred Stock
                                   -------------------------------------------
                                   Convertible Series A  Convertible Series B       Common Stock         Common      Additional
                                   --------------------  --------------------    -------------------     Stock         Paid-In
                                    Shares      Amount    Shares      Amount      Shares      Amount    Committed      Capital
                                    ------      ------    ------      ------      ------      ------    ---------      -------
BALANCE, MARCH 31, 2001
   (RESTATED)                        640,000  $     64    642,999  $       64   43,498,786  $  4,350  $     255,000   $35,535,415

RESCISSION OF SERIES B PREFERRED
   STOCK                                                  (13,333)         (1)                                             (9,999)

COMMON STOCK COMMITTED FOR
   Conversion of convertible
     promissory notes                                                                                     1,424,259

COMMON STOCK ISSUANCE COSTS                                                                                               (75,968)

WARRANTS ISSUED FOR
   Financing costs of promissory
     notes                                                                                                               314,.022
   Lock-up agreements                                                                                                      11,520
   Services rendered                                                                                                       64,000

INTEREST FROM FIXED CONVERSION
   FEATURES                                                                                                               747,660

COMMON STOCK ISSUED FOR
   Cash                                                                          1,795,398       179                      349,821
   Exercise of warrants                                                             10,000         1                        2,999
   Committed stock                                                                 475,000        47       (255,000)      254,953
   Services rendered                                                             1,868,857       187                      178,999
   Employee severance                                                               20,000         2                       11,518
   Lock-up agreements                                                              804,516        80                      240,525
   Financing costs                                                               3,725,895       373                    2,213,050

COMMON STOCK ISSUED WITH
   PROMISSORY NOTES                                                                 76,000         8                       26,236

SUBSCRIPTION RECEIVABLE                                                                                                   (28,990)

                                    Treasury    Accumulated    Subscription
                                     Stock       Deficit       Receivable       Total
                                     -----       -------       ----------       -----
BALANCE, MARCH 31, 2001
   (RESTATED)                           --   $(18,353,495)             --   $17,441,398

RESCISSION OF SERIES B PREFERRED
   STOCK                                                                        (10,000)

COMMON STOCK COMMITTED FOR
   Conversion of convertible
     promissory notes                                                         1,424,259

COMMON STOCK ISSUANCE COSTS                                                     (75,968)

WARRANTS ISSUED FOR
   Financing costs of promissory
     notes                                                                      314,022
   Lock-up agreements                                                            11,520
   Services rendered                                                             64,000

INTEREST FROM FIXED CONVERSION
   FEATURES                                                                     747,660

COMMON STOCK ISSUED FOR
   Cash                                                                         350,000
   Exercise of warrants                                                           3,000
   Committed stock                                                                   --
   Services rendered                                                            179,186
   Employee severance                                                            11,520
   Lock-up agreements                                                           240,605
   Financing costs                                                            2,123,423

COMMON STOCK ISSUED WITH
   PROMISSORY NOTES                                                              26,244

SUBSCRIPTION RECEIVABLE                                           (21,010)      (50,000)

                            The accompanying notes are an integral part of these financial statements.


                                                                                    US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                                                                   AND SUBSIDIARY
                                                                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                     For the Years Ended March 31
---------------------------------------------------------------------------------------------------------------------------------

                                                   Preferred Stock
                                   -------------------------------------------
                                   Convertible Series A  Convertible Series B      Common Stock         Common      Additional
                                   --------------------  --------------------   -------------------     Stock         Paid-In
                                    Shares      Amount    Shares      Amount     Shares      Amount    Committed      Capital
                                    ------      ------    ------      ------     ------      ------    ---------      -------
COMMON STOCK RETURNED FOR NOTES
   PAYABLE                                    $                       $                      $        $            $

CANCELLATION OF TREASURY STOCK                                                  (1,528,000)     (153)                  (219,847)

PREFERRED DIVIDENDS

NET LOSS
                                   ---------  ---------   ---------    -------  ------------ -------- -----------  -------------
BALANCE, MARCH 31, 2002
   (RESTATED)                       640,000   $     64     629,666     $   63    50,746,452  $ 5,074  $1,424,259   $ 39,525,914
                                   =========  =========   =========    =======  ============ ======== ===========  =============

                                    Treasury   Accumulated    Subscription
                                     Stock       Deficit       Receivable       Total
                                     -----       -------       ----------       -----
COMMON STOCK RETURNED FOR NOTES
   PAYABLE                         $(220,000)  $               $              $   (220,000)

CANCELLATION OF TREASURY STOCK      220,000                                           --

PREFERRED DIVIDENDS                               (264,698)                     (264,698)

NET LOSS                                       (11,009,621)                  (11,009,621)
                                   --------- --------------  ------------   -------------
BALANCE, MARCH 31, 2002
   (RESTATED)                      $     --  $ (29,627,814)  $   (21,010)   $ 11,306,550
                                   ========= ==============  ============   =============

                            The accompanying notes are an integral part of these financial statements.


                                                                           US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                                                          AND SUBSIDIARY
                                                                                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                                            For the Years Ended March 31
------------------------------------------------------------------------------------------------------------------------

                                                                                                2002             2001
                                                                                            ------------     ------------
                                                                                             (RESTATED)        (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations.................................................     $(9,589,746)     $(2,882,036)
   Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization of property and equipment...........................         321,278           92,374
     Amortization of goodwill..........................................................       2,355,604               --
     Impairment of long-lived assets...................................................              --           74,385
     Loss on sale of property and equipment............................................              --          981,000
     Interest charges on convertible promissory notes..................................       2,280,364          170,869
     Issuance of stock for services rendered...........................................         179,186          109,500
     Issuance of stock for employee severance..........................................          11,520           21,194
     Issuance of stock for lock-up agreement...........................................         240,605               --
     Issuance of stock for financing costs.............................................       2,123,423               --
     Issuance of options for services rendered.........................................              --           16,750
     Issuance of options for compensation expense......................................              --          180,000
     Issuance of warrants for lock-up agreements.......................................          11,520          121,523
     Issuance of warrants for services.................................................          64,000               --
     Income from forgiveness of interest payable.......................................              --           41,906
     Liquidated damages on conversion of convertible promissory notes..................              --           60,000
     (Increase) decrease in
       Accounts receivable.............................................................           8,910               --
       Work in progress................................................................         (11,312)              --
       Prepaid expenses and other current assets.......................................          26,046          (67,263)
       Other assets....................................................................         (13,212)          42,843
     Increase (decrease) in
       Deferred revenue................................................................         262,923               --
       Accounts payable................................................................         102,412          302,273
       Accrued expenses................................................................         194,779           79,857
       Interest payable................................................................          36,472          (27,233)
       Interest payable - related parties..............................................           5,366          139,028
                                                                                            ------------     ------------
Net cash used in continuing operations.................................................      (1,389,862)        (543,040)
Net cash used in discontinued operations...............................................        (883,424)      (4,051,988)
                                                                                            ------------     ------------
Net cash used in operating activities..................................................      (2,273,286)      (4,595,028)
                                                                                            ------------     ------------

                            The accompanying notes are an integral part of these financial statements.

                                                                           US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                                                          AND SUBSIDIARY
                                                                                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                                            For the Years Ended March 31
------------------------------------------------------------------------------------------------------------------------

                                                                                                2002             2001
                                                                                            ------------     ------------
                                                                                             (RESTATED)        (RESTATED)
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment..................................................         (23,517)         (61,962)
   Cash from acquisition of US Dataworks...............................................              --           (6,340)
   Advances from (Repayments to) related parties.......................................         (11,619)         123,308
                                                                                            ------------     ------------
Net cash provided by (used in) investing activities....................................         (35,136)          55,006
                                                                                            ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations...............................................         (10,157)              --
   Proceeds from notes payable.........................................................         145,000           77,000
   Repayment of notes payable..........................................................        (103,969)        (355,000)
   Proceeds from notes payable - related party.........................................         396,000           50,000
   Repayment of notes payable - related party..........................................         (11,000)              --
   Proceeds from convertible promissory notes..........................................       1,065,000        1,685,000
   Repayment of convertible promissory notes...........................................        (150,000)              --
   Proceeds from common stock..........................................................         300,000          806,778
   Proceeds from committed common stock................................................              --          255,000
   Stock issuance costs................................................................         (75,968)        (166,611)
   Proceeds from sale of warrants......................................................              --           56,250
   Proceeds from exercise of warrants..................................................           3,000               --
   Proceeds from preferred stock.......................................................              --        2,482,250
   Rescission of preferred stock.......................................................         (10,000)              --
   Payment of dividends................................................................        (264,698)              --
   Redemption of preferred stock.......................................................              --         (400,000)
                                                                                            ------------     ------------

Net cash provided by financing activities..............................................       1,283,208        4,490,667
                                                                                            ------------     ------------
Net decrease in cash and cash equivalents..............................................      (1,025,214)         (49,355)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...........................................       1,159,230        1,208,585
                                                                                            ------------     ------------
CASH AND CASH EQUIVALENTS, END OF YEAR.................................................     $   134,016      $ 1,159,230
                                                                                            ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   INTEREST PAID.......................................................................     $   265,302      $     4,914
                                                                                            ============     ============
   INCOME TAXES PAID...................................................................     $     1,616      $        --
                                                                                            ============     ============

                       The accompanying notes are an integral part of these financial statements.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF CASH FLOW
                                                    For the Years Ended March 31
--------------------------------------------------------------------------------

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

     o issued 478,343 shares of common stock previously committed upon the conversion of convertible promissory notes valued at $854,637.

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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BUSINESS

     General
     -------

     US Dataworks, Inc. (the "Parent"), a Nevada corporation, develops, markets, and supports transaction processing software for Windows NT computer systems. Its customer base includes many of the largest financial institutions as well as credit card companies, government institutions, and high-volume merchants in the United States. It also has a strategic alliance with CheckFree Corporation (NASDAQ: CKFR) to license the Parent's software for its banking customers and Thomson Financial Publishing, a unit of Thomson Corporation (TSE: TOC), to incorporate its EPICWare database into the Parent's products. Prior to acquiring US Dataworks, Inc., a Delaware corporation, the Parent was afinancial services company specializing in the integration of proprietary software applications with Applications Service Provider ("ASP") services and an internet service provider ("ISP"). During July and December 2001, the Parent started shutting down its ISP and ASP operations, respectively, and at March 31, 2002 all ISP and ASP activities had ceased.

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

NOTE 2 - GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company (as defined in Note 6) as a going concern. However, the Company incurred a net loss of $11,009,621, and had negative cash flows from operations of $2,273,286 during the year ended March 31, 2002, and it had an accumulated deficit of $29,627,814 as of March 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     The Company previously recorded the acquisition of US Dataworks in a manner similar to a pooling of interests. Management has reassessed the facts and circumstances of the transaction and has changed the method used to record the Acquisition from a manner similar to a pooling of interests to the purchase method, which is in conformity with generally accepted accounting principles in accordance with APB 16, "Business Combinations." The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is attributed to goodwill which is being amortized over seven years using the straight line method. The results of operations of US Dataworks have been be included in the consolidated financial statements from April 1, 2001.

     The fair value of assets acquired and liabilities assumed is summarized as follows:

                 Accounts receivable                           $       179,583
                 Property and equipment                             16,489,233
                 Goodwill                                            5,427,305
                 Other assets                                           14,509
                 Notes payable                                      (1,346,754)
                 Accounts payable and accrued expenses                 (43,841)
                 Other liabilities                                     (41,293)
                 Due from related parties                              (52,957)
                                                               ----------------
                 Purchase price                                $    17,437,262
                                                               ================

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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 3 - ACQUISITIONS (CONTINUED)

                                                                2001
                                                         --------------------
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

NOTE 4 - RESTATEMENT

     The Company previously recorded the acquisition of US Dataworks in a manner similar to a pooling of interests. Management has reassessed the facts and circumstances of the transaction and has changed the method used to record the acquisition from a manner similar to a pooling of interests to the purchase method, which is in conformity with generally accepted accounting principles. The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, current assets, property and equipment, total assets, current liabilities, total liabilities and total liabilities and shareholders' deficit as of and for the year ended March 31, 2002 is as follows:

                                                           AS ORIGINALLY           RESTATEMENT
                                                              REPORTED             ADJUSTMENTS            AS RESTATED
                                                              --------             -----------            -----------
Net Sales......................................        $      1,048,954        $            --        $     1,048,954
Cost of Sales..................................                      --                     --                     --
Gross Profit...................................               1,048,954                     --              1,048,954
Net Loss.......................................              (8,417,417)            (2,592,204)           (11,009,621)

Loss Per Common Share:
   Basic.......................................                   (0.19)                 (0.05)                 (0.24)
   Diluted.....................................                   (0.19)                 (0.05)                 (0.24)
Current Assets.................................        $        362,894        $            --        $       362,894
Property and Equipment, net....................                 210,130                946,400              1,156,530
Goodwill, net..................................                      --             14,133,629             14,133,629
Total assets...................................                 605,830             15,080,029              15,685,89
Current Liabilities............................               4,217,385                     --              4,217,385
Total Liabilities..............................               4,379,309                     --              4,379,309
Total Liabilities and Shareholdes' Equity
   (Deficit)...................................        $        605,830        $    15,080,029        $    15,685,859


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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 4 - RESTATEMENT (CONTINUED)

                                                           AS ORIGINALLY           RESTATEMENT
                                                              REPORTED             ADJUSTMENTS            AS RESTATED
                                                              --------             -----------            -----------
Net Sales......................................        $      1,387,738        $      (761,602)       $       626,134
Cost of Sales..................................               2,480,760                     --              2,480,760
----------------------------------------------------------------------------------------------------------------------
Gross Profit...................................              (1,093,024)              (761,602)            (1,854,626)
Net Loss.......................................              (7,991,338)              (532,081)            (7,459,257)
----------------------------------------------------------------------------------------------------------------------
Loss Per Common Share:
   Basic.......................................                   (0.19)                  (0.08)                (0.27)
----------------------------------------------------------------------------------------------------------------------
   Diluted.....................................                   (0.19)                  (0.08)                (0.27)
Current Assets.................................        $      2,796,157        $            --        $     2,796,157
----------------------------------------------------------------------------------------------------------------------
Property and Equipment.........................               1,179,848              1,183,000              2,362,848
Goodwill.......................................                      --             16,489,233             16,489,233
----------------------------------------------------------------------------------------------------------------------
Total assets...................................               3,988,915             17,672,233             21,661,148
Current Liabilities............................               3,393,634                     --              3,393,634
----------------------------------------------------------------------------------------------------------------------
Total Liabilities..............................               4,219,750                     --              4,219,750
Total Liabilities and Shareholdes' Equity
   (Deficit)...................................        $      3,988,915        $    17,672,233        $    21,661,148
----------------------------------------------------------------------------------------------------------------------

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

NOTE 5 - DISPOSAL OF OPERATIONS (CONTINUED)

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

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Goodwill
     --------

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. The Company evaluates the remaining useful lives of these intangibles on an annual basis to determine whether events or circumstances warrant a revision to the remaining period of amortization. Pursuant to SFAS 142, amortization of goodwill recorded in business combinations prior to June 30, 2001 ceased effective March 31, 2002. Goodwill resulting from business combinations completed after June 30, 2001 will not be amortized.

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Goodwill (Continued)
     --------------------

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

     The following table reconciles net loss and loss per share as reported for the years ended March 31, 2002 and 2001 to net loss and loss per share as adjusted to exclude amortization expense, net of taxes, related to goodwill that is no longer being amortized:

                                                                    For the years ended March 31,
                                                                    2002                      2001
                                                                    ----                      ----
Reported net loss, before extraordinary item....          $       (11,009,621)      $        (7,500,960)
Reported net loss...............................                  (11,009,621)               (7,459,054)
Add back: Goodwill amortization.................                    2,355,604                        --
Adjusted net loss...............................          $        (8,654,017)      $        (7,459,054)

Basic loss per share
   Reported net loss before extraordinary item..          $             (0.24)      $             (0.27)
   Reported net loss............................                        (0.24)                    (0.27)
   Add back:  goodwill amortization.............                         0.05                        --
   Adjusted net loss............................          $             (0.19)      $             (0.27)

Diluted loss per share
   Reported net loss before extraordinary item..          $             (0.24)      $             (0.27)
   Reported net loss............................                        (0.24)                    (0.27)
   Add back goodwill amortization...............                         0.05                        --
   Adjusted net loss............................                        (0.19)                    (0.27)

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

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                                              For the Year Ended
                                                                                                   March 31,
                                                                                         -----------------------------
                                                                                             2002            2001
                                                                                             ----            ----
Options outstanding under the Company's stock option plans                                  2,900,000       1,535,000
Options granted outside the Company's stock option plans                                    1,050,000       1,050,000
Warrants issued in conjunction with convertible Series B preferred stock                      629,667         643,000
Warrants issued in conjunction with private placements                                        531,500         131,500
Warrants issued as a financing cost for notes payable and convertible notes payable         3,160,500       1,767,000
Warrants issued in conjunction with lock-up agreements                                        729,759         669,759
Warrants issued for services rendered                                                       1,742,000         461,500
Warrants issued as part of the acquisition of the Subsidiary                                  336,000       1,000,000
Convertible Series A preferred stock                                                          640,000         640,000
Convertible Series B preferred stock                                                          629,666         629,666


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

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Recently Issued Accounting Pronouncements (Continued)
     -----------------------------------------------------

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

NOTE 7 - PREPAID MEDIA

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

NOTE 8 - PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 2002 consisted of the following:

             Furniture and fixtures                               $      68,966
             Telephone equipment                                         91,017
             Computer equipment                                         221,603
             Computer Software                                        1,183,000
             Leasehold improvements                                       6,575
                                                                  --------------
                                                                      1,571,161
             Less accumulated depreciation and amortization             414,631
                                                                  --------------
                    TOTAL                                         $   1,156,530
                                                                  ==============

     Depreciation and amortization expense for the years ended March 31, 2002 and 2001 was $476,761 and $92,379, respectively. For the year ended March 31, 2002, $155,483 of depreciation and amortization expense was related to discontinued operations.

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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 9 - NOTES PAYABLE

     Notes payable at March 31, 2002 consisted of the following:

           Notes payable, interest at 10% per annum, unsecured, due in
                May 2002 through March 2003.                                 $     24,785
           Notes payable, interest at 12% per annum, unsecured, due in
                April 2002 through January 2003.                                  125,000
                                                                             --------------
                                                                                  149,785
           Less current portion                                                   149,785
                                                                             --------------
                Long-term portion                                            $          -
                                                                             ==============

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

NOTE 9 - NOTES PAYABLE (CONTINUED)

     On March 1, 2002, the Company entered into an agreement to issue a promissory note and a warrant to purchase 1,000 shares of the Company's common stock at $0.40 per share and expires three years from the date of issuance in exchange for gross proceeds of $10,000. The promissory note is for a term of one year, bears interest at 12% per annum, and is unsecured.

NOTE 10 - NOTES PAYABLE - RELATED PARTIES

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

NOTE 11 - CONVERTIBLE PROMISSORY NOTES

     Convertible promissory notes at March 31, 2002 consisted of the following:

         Convertible promissory note, interest at 10% per annum, unsecured, due
              on July 16, 2001. Subsequent to March 31, 2002, this note was paid in full.     $      10,000
         Convertible promissory note, interest at 9.75% per annum, secured by a personal guarantee by the Chief Executive officer of the Company, due on March 29,
              2004.                                                                                 150,000
         Convertible promissory notes, interest at 10% per annum, secured by a lien upon certain leasehold interests in real property of the guarantor, due on March
              15, 2003, net of unamortized discount of $150,216.                                    737,284
         Convertible promissory note, interest at 12% per annum, secured by the Company's accounts receivable, general intangibles, contracts, and contract rights,
              due on July10, 2002, net of unamortized discount of $41,300.                          123,700
                                                                                              --------------
                                                                                                  1,020,984
         Less current portion                                                                       870,984
                                                                                              --------------
              Long-term portion                                                               $     150,000
                                                                                              ==============

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

NOTE 11 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 11 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

     November 27, 2000, December 15, 2000, and January 16, 2001 (Continued)
     ----------------------------------------------------------------------

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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 11 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

     April 25, 2001 and May 15, 2001 (Continued)
     -------------------------------------------

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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 11 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

     March 27, 2002 (Continued)
     --------------------------

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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 11 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

     March 29, 2002 (Continued)
     --------------------------

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

NOTE 12 - CONVERTIBLE PROMISSORY NOTES - RELATED PARTIES

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

NOTE 12 - CONVERTIBLE PROMISSORY NOTES - RELATED PARTIES (CONTINUED)

     On May 9, 2002, the note holder resigned as a director. As of June 7, 2002, the principal and accrued interest on the January notes had not been paid, and the Company is in default.

NOTE 13 - COMMITMENTS

     Leases
     ------

     The Company leased two offices in California under operating lease agreements that expired in April 2006. In February 2002, the Company entered into a settlement agreement with the landlord (a related party) in which one lease was converted into month-to-month from February 2002, and the other lease was terminated effective December 2001.

     The Company leases an office in Texas under an operating lease agreement that expires in May 2007. Rent expense was $112,632 and $95,245 for the years ended March 31, 2002 and 2001, respectively.

     The Company is the lessee in various other operating leases.

     The Company also leases certain telephone equipment under a capital lease, which requires fixed monthly payments.

     Future minimum lease payments under operating and capital leases at March 31, 2002 were as follows:

             Year Ending
              March 31                                       Operating Lease           Capital Lease
         --------------------                               -------------------     --------------------
              2003                                          $      130,053          $        16,812
              2004                                                 115,469                   14,186
              2005                                                 117,168                       --
              2006                                                 119,958                       --
              2007                                                 121,906                       --
              Thereafter                                            20,364                       --
                                                            -------------------     --------------------
                                                            $      624,918                   30,998
                                                            ===================
         Less amount representing interest                                                    6,202
                                                                                    --------------------
                                                                                             24,796
         Less current portion                                                                12,872
                                                                                    --------------------
               LONG TERM PORTION                                                    $        11,924
                                                                                    ====================

     Leased capital assets as of March 31, 2002 consisted of the following:

             Telephone equipment                                                $          37,909
             Less accumulated depreciation                                                  6,956
                                                                                --------------------------
                    TOTAL                                                       $          30,953
                                                                                ==========================

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

NOTE 13 - COMMITMENTS (CONTINUED)

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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS (CONTINUED)

     Consulting Agreements (Continued)
     ---------------------------------

     On March 26, 2002, the Company entered into a two-year consulting agreement for general financial advisory and investment banking services. The agreement calls for monthly payments of $1,500. In the event that the consultant is involved in a capital raising transaction, the Company must pay $25,000 for amounts raised of $0 to 500,000; 5% of the capital raised for amounts raised of $500,000 to $5,000,000; and $250,000 plus 1% of all capital raised in excess of $5,000,000 for amounts raised above $5,000,000. In the event the consultant introduces the Company to a joint venture partner or customer and sales develop as part of the introduction, the Company must pay the consultant a fee of 2% of total sales generated. Either party can terminate the agreement at any time by giving the other party 30 days written notice.

     At March 31, 2002, none of the consultants have been involved in any capital raising transactions, and amounts are not payable.

NOTE 14 - SHAREHOLDERS' DEFICIT

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

NOTE 14 - SHAREHOLDERS' DEFICIT (CONTINUED)

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

     o During June 2001, the Company issued 475,000 shares of common stock valued at $255,000 as part of a private placement that had been committed at March 31, 2001.

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

     o In June 2000, the Company committed to issue 20,000 shares of common stock for gross proceeds of 50,000.

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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 14 - SHAREHOLDERS' DEFICIT (CONTINUED)

     Common Stock (Continued)
     ------------------------

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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 14 - SHAREHOLDERS' DEFICIT (CONTINUED)

     Common Stock Issued for Financing Costs (Continued)
     ---------------------------------------------------

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

     The following table summarizes certain information relative to stock options:

                                           2000 Stock Option Plan                 Outside of Plan
                                       --------------------------------    ------------------------------
                                                       Weighted-Average                    Weighted-Average
                                                           Exercise                           Exercise
                                          Shares             Price            Shares            Price
                                       --------------    --------------    -------------     ------------
     Outstanding, March 31, 2000            1,278,250    $    4.27            1,050,250      $   2.22
     Granted                                1,523,300    $    1.91                   --      $     --
     Exercised                               (52,500)    $    4.20                   --      $     --
     Forfeited/canceled                   (1,214,050)    $    4.07                   --      $     --
     Outstanding, March 31, 2001            1,535,000    $    2.09            1,050,250      $   2.22
     Granted                                2,385,000    $    0.97                           $     --
     Forfeited/canceled                   (1,020,000)    $    0.78                           $     --
     OUTSTANDING, MARCH 31, 2002            2,900,000    $    1.63            1,050,250      $   2.22
     EXERCISABLE, MARCH 31, 2002            1,812,500    $    2.59            1,029,417      $   2.27

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 14 - SHAREHOLDERS' DEFICIT (CONTINUED)

     Stock Options (Continued)
     -------------------------

     The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at March 31, 2002 was 6.96 years and $1.79, respectively. The exercise prices for the options outstanding at March 31, 2002 ranged from $0.04 to $10, and information relating to these options is as follows:

                                                             Weighted-Average                    Weighted-Average
                                Stock             Stock         Remaining      Weighted-Average    Exercise Price
         Range of              Options           Options       Contractual         Exercise         of Options
      Exercise Prices        Outstanding       Exercisable         Life              Price          Exercisable
      ---------------        -----------       -----------         ----              -----          -----------
     $  0.04 - 2.00          2,536,250         1,568,750        8.59 years          $ 1.27            $ 1.31
     $  2.01 - 4.00            547,500           427,500        3.90 years          $ 3.11            $ 3.17
     $ 4.01 - 10.00            866,500           845,667        4.14 years          $ 4.27            $ 4.27
                             3,950,250         2,841,917

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

                                                    2002               2001
                                                    ----               ----
     Net loss as reported                    $   (11,009,621)    $   (7,459,054)
     Net loss, pro forma                     $   (12,155,653)    $   (8,934,940)
     Basic loss per share as reported        $         (0.24)    $        (0.27)
     Basic loss per share, pro forma         $         (0.27)    $        (0.33)

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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 14 - SHAREHOLDERS' DEFICIT (CONTINUED)

     Stock Options (Continued)
     -------------------------

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

NOTE 15 - INCOME TAXES

     The tax effects of temporary differences that give rise to deferred taxes at March 31, 2002 were as follows:

      Deferred tax assets
        United States net operating loss carryforwards          $    6.633,773
        Prepaid services                                                19,143
        Property and equipment, net                                    417,690
        Employee severance                                               4,935
        Allowance for doubtful accounts                                 81,821
                                                                ---------------
                Total deferred tax assets                       $    7,157,362
                                                                ---------------

      Deferred tax liabilities
        Liquidating damages                                     $       25,604
        Options issued as compensation                                  77,112
        Options and warrants issued for services rendered               34,593
        Property and equipment                                          59,548
                                                                ---------------
           Total deferred tax liabilities                              196,857
                                                                ---------------

      Gross deferred tax assets                                      6,960,505
      Valuation allowance                                          (6,960,505)
                                                                ---------------
                NET DEFERRED TAX ASSETS                         $           --
                                                                ===============

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 15 - INCOME TAXES (CONTINUED)

     The valuation allowance increased by $1,965,842 during the year ended March 31, 2002 and increased by $2,233,318 during the year ended March 31, 2001. All other deferred tax assets were immaterial. No provision for income taxes for the years ended March 31, 2002 and 2001 is required since the Company incurred losses during such years. At March 31, 2002, the Company had approximately $18,033,000 and $9,009,000 in federal and state net operating loss carryforwards, respectively, attributable to losses incurred since the Company's inception that may be offset against future taxable income through 2012 and 2022, respectively.

     Income tax expense was $0 for the years ended March 31, 2002 and 2001 and differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                                            2001                    2001
                                                                     -------------------    ---------------------
      Computed "expected" tax benefit                                          34.0%                  34.0%
      Increase in income taxes resulting from
        Interest expense from beneficial conversion feature                    (3.0)                  (5.7)
        Stock and warrants for financing costs                                (10.9)                    --
        Return to provision adjustment                                          4.2                    5.0
        Change in the beginning-of-the-year balance
             of the valuation allowance for deferred tax assets
               allocated to income tax expense                                (26.2)                 (34.7)
      State income taxes                                                        1.9                   (2.2)
                                                                     -------------------    ---------------------
      Other                                                                      --                    3.6
                TOTAL                                                         $  - %                 $  - %
                                                                     ===================    =====================

NOTE 16 - RELATED PARTY TRANSACTIONS

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

NOTE 16 - RELATED PARTY TRANSACTIONS (C0NTINUED)

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

NOTE 17 - SUBSEQUENT EVENTS

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

     The Company has the option to redeem $140,000 of the notes at any time prior to the notes' maturity date at 110% of the face value of the notes if the notes are redeemed within 90 days of the issuance date of the notes, or at 105% of the face value of the notes if the notes are redeemed more than 90 days from the issuance date of the notes. The notes are convertible at 80% of the average closing price for the 20 trading days immediately preceding the conversion date, but not less than $0.15 per share. The notes earn interest at 10% per annum, the principal and any unpaid interest are due one year following the issuance date of the notes, and interest is payable in cash on September 1, 2002, December 1, 2002, and March 1, 2003.The warrants to purchase 159,000 shares of the Company's common stock are exercisable at prices ranging from $0.19 to $0.22 per share and expire three years from the date of issuance.

                                    PART III

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

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------                           -----------------------

3(i).1*     Articles of Incorporation of Sonicport.com, Inc.

3(i).2* Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000).

3(i).3* Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc.

3(i).4* Certificate of Amendment to Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(h) to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

3(i).5* Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

3(ii)*      Bylaws.

4.1*        Specimen common stock certificate.

4.2* Common Stock Purchase Warrant dated as of March 29, 2002, by and between the Registrant and La Jolla Investors, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

4.3*        9 3/4% Debenture due March 29, 2002 (incorporated by reference to
            Exhibit 4.3 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

4.4* Registration Rights Agreement dated as of March 29, 2002, by and between the Registrant and La Jolla Investors, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

10.1+* 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

10.2+*      Form of stock option agreement (incorporated by reference to Exhibit
            10.2 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000).

10.3+* Employment Agreement between the Registrant and Richard Shapiro dated July 3, 2000 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

10.4+* Employment Agreement between the Registrant and John Cooper dated April 2, 2001 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

10.5+* Employment Agreement between the Registrant and Terry Stepanik dated April 2, 2001 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

10.6* Lease Agreement dated as of November 18, 1997, by and between Allstate Dataworks, LLC and 5301 Hollister, L.P.

10.7* Second Addendum to Lease Contract dated as of October 28, 2000, by and between US Dataworks, Inc., a Delaware corporation, and 5301 Hollister, L.P.

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------                           -----------------------

10.8* Fourth Amendment to Lease Agreement dated as of May 14, 2002 by and between the Registrant and MLCV Hollister LP.

10.9* Lease Agreement dated as of March 30, 2001, by and between the Registrant and 8053 Deering Avenue LP.

10.10* Securities Purchase Agreement dated as of March 29, 2002, by and between the Registrant and La Jolla Investors, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

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

10.18* Form of Promissory Note between the Registrant and each of David Baeza and Stanton Dodson.

10.19*      Form of Promissory Note between the Registrant and Charles E. Ramey.

10.20+* Employment Agreement between the Registrant and Mario Villarreal dated April 2, 2001.

10.21* Settlement Agreement dated as February 14, 2002, by and between the Registrant and Allstate Communications, Inc.

10.22* Letter Agreement dated as of March 25, 2002, by and among the Registrant and each of Brad Friedel, John Charles Bryan Barnes, Darren Michael Bridge and Barry Venison.

24.1        Power of Attorney (see page 8 of this Form 10-KSB).

99.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C.ss. 1350

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

                                                   US DATAWORKS, INC.

Date: June 10, 2003

                                                   By: /S/ Charles E. Ramey
                                                      --------------------------
                                                            Charles E. Ramey
                                                         Chief Executive Officer

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


            SIGNATURE                                    TITLE                                  DATE
            ---------                                    -----                                  ----


       /S/ Charles E. Ramey                    Chief Executive Officer                      June 10, 2003
--------------------------------            (principal executive officer)
       Charles E. Ramey

        /S/ John S. Reiland                   Chief Financial Officer                      June 10, 2003
--------------------------------         (principal financial and accounting
        John S. Reiland                               officer)

        /S/ Joe Abrell                                Director                              June 10, 2003
-------------------------------
          Joe Abrell

   /S/ John L. Nicholson, M.D.                        Director                              June 10, 2003
--------------------------------
    John L. Nicholson, M.D

     /S/ Terry Stepanik                               Director                              June 10, 2003
--------------------------------
        Terry Stepanik

    /S/ Hayden D. Watson                              Director                              June 10, 2003
-------------------------------
       Hayden D. Watson

                                                      Director                              June   , 2003
-------------------------------
      Thomas L. West, Jr.

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

Dated: June 10, 2003

                                                      /S/ John S. Reiland
                                                      -------------------
                                                        John S. Reiland
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

3(i).1*     Articles of Incorporation of Sonicport.com, Inc.

3(i).2* Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000).

3(i).3* Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc.

3(i).4* Certificate of Amendment to Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(h) to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

3(i).5* Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

3(ii)*      Bylaws.

4.1*        Specimen common stock certificate.

4.2* Common Stock Purchase Warrant dated as of March 29, 2002, by and between the Registrant and La Jolla Investors, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

4.3*        9 3/4% Debenture due March 29, 2002 (incorporated by reference to
            Exhibit 4.3 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

4.4* Registration Rights Agreement dated as of March 29, 2002, by and between the Registrant and La Jolla Investors, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

10.1+* 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

10.2+*      Form of stock option agreement (incorporated by reference to Exhibit
            10.2 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000).

10.3+* Employment Agreement between the Registrant and Richard Shapiro dated July 3, 2000 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

10.4+* Employment Agreement between the Registrant and John Cooper dated April 2, 2001 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

10.5+* Employment Agreement between the Registrant and Terry Stepanik dated April 2, 2001 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).

10.6* Lease Agreement dated as of November 18, 1997, by and between Allstate Dataworks, LLC and 5301 Hollister, L.P.

10.7* Second Addendum to Lease Contract dated as of October 28, 2000, by and between US Dataworks, Inc., a Delaware corporation, and 5301 Hollister, L.P.

10.8* Fourth Amendment to Lease Agreement dated as of May 14, 2002 by and between the Registrant and MLCV Hollister LP.

10.9* Lease Agreement dated as of March 30, 2001, by and between the Registrant and 8053 Deering Avenue LP.

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------                           -----------------------

10.10* Securities Purchase Agreement dated as of March 29, 2002, by and between the Registrant and La Jolla Investors, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-3 filed May 14, 2002).

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

10.18* Form of Promissory Note between the Registrant and each of David Baeza and Stanton Dodson.

10.19*      Form of Promissory Note between the Registrant and Charles E. Ramey.

10.20+* Employment Agreement between the Registrant and Mario Villarreal dated April 2, 2001.

10.21* Settlement Agreement dated as February 14, 2002, by and between the Registrant and Allstate Communications, Inc.

10.22* Letter Agreement dated as of March 25, 2002, by and among the Registrant and each of Brad Friedel, John Charles Bryan Barnes, Darren Michael Bridge and Barry Venison.

24.1        Power of Attorney (see page 8 of this Form 10-KSB).

99.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. ss. 1350

------------------
     + Indicates management contract or compensatory plan or arrangement.
     * Previously filed.