Form 10QSB/A
period 2002-06-30
US DATAWORKS INC
filed 2003-06-13
CIK 1049505

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                              US DATAWORKS, INC.
                                                                        CONTENTS
                                                                   June 30, 2002
--------------------------------------------------------------------------------

                                                                            Page
FINANCIAL STATEMENTS

     Balance Sheet                                                     F-2 - F-3

     Statements of Operations                                             F-4

     Statements of Cash Flows                                          F-5 - F-6

     Notes to Financial Statements                                    F-7 - F-16


                                                                      US DATAWORKS, INC.
                                                                          BALANCE SHEETS
                                                                           June 30, 2002
----------------------------------------------------------------------------------------

                                         ASSETS
                                       (RESTATED)
CURRENT ASSETS
   Cash and cash equivalents ............................................   $    95,631
   Accounts receivable, net of allowance for doubtful accounts of $0 ....       502,641
   Due from related party ...............................................        24,000
   Prepaid expenses and other current assets ............................       173,051
                                                                            ------------
         Total current assets ...........................................       795,323

PROPERTY AND EQUIPMENT, net .............................................     1,078,942
GOODWILL, net ...........................................................    14,133,629
OTHER ASSETS ............................................................        40,353
                                                                            ------------
                TOTAL ASSETS ............................................   $16,048,247
                                                                            ============

       The accompanying notes are an integral part of these financial statements.

                                          F-2


                                                                                              US DATAWORKS, INC.
                                                                                                  BALANCE SHEETS
                                                                                                   June 30, 2002
----------------------------------------------------------------------------------------------------------------

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
                                                   (RESTATED)
CURRENT LIABILITIES
   Notes payable, net of unamortized discount of $13,987 .......................................   $    136,013
   Notes payable - related parties .............................................................        734,000
   Current portion of capital lease obligations ................................................         11,924
   Current portion of convertible promissory notes, net of unamortized discount of $170,339 ....      1,122,161
   Convertible promissory notes - related parties ..............................................        250,000
   Deferred revenue ............................................................................        125,903
   Accounts payable ............................................................................        756,613
   Accrued expenses ............................................................................        502,864
   Interest payable, including $20,106 related parties .........................................         36,297
   Net liabilities of discontinued operations ..................................................      1,151,543
                                                                                                   -------------
         Total current liabilities .............................................................      4,827,318

CONVERTIBLE PROMISSORY NOTES, net of current portion ...........................................        150,000
CAPITAL LEASE OBLIGATIONS, net of current portion ..............................................         10,000
                                                                                                   -------------
         Total liabilities .....................................................................      4,987,318

COMMITMENTS

SHAREHOLDERS' EQUITY
   Convertible Series A preferred stock, $0.0001 par value
     800,000 shares authorized, 640,000 shares issued and outstanding,
     $2.50 liquidation preference, dividends of $300,863 in arrears ............................             64
   Convertible Series B preferred stock, $0.0001 par value
     700,000 shares authorized, 629,666 shares issued and outstanding,
     $0.75 liquidation preference, dividends of $20,952 in arrears .............................             63
   Common stock, $0.0001 par value
     90,000,000 shares authorized and 56,798,034 shares issued and outstanding .................          5,679
   Additional paid-in capital ..................................................................     41,268,189
   Accumulated deficit .........................................................................    (30,213,066)
                                                                                                   -------------
         Total shareholders' equity ............................................................     11,060,929
                                                                                                   -------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................................   $ 16,048,247
                                                                                                   =============

                   The accompanying notes are an integral part of these financial statements.

                                                      F-3


                                                                                     US DATAWORKS, INC.
                                                                               STATEMENTS OF OPERATIONS
                                                                     For the Three Months Ended June 30
-------------------------------------------------------------------------------------------------------

                                                                              2002            2001
                                                                          -------------   -------------
                                                                            (RESTATED)      (RESTATED)
REVENUES
   Software licensing revenues ........................................   $    502,650    $    197,500
   Software maintenance revenues ......................................         55,817              --
   Software programming revenues ......................................        214,664          76,277
                                                                          -------------   -------------
      Total revenues ..................................................        773,131         273,777

Cost of sales .........................................................        168,269         109,846
                                                                          -------------   -------------
      Gross profit ....................................................        604,862         163,931

OPERATING EXPENSES
   General and administrative .........................................        846,903         889,156
   Depreciation and amortization ......................................         77,791         722,516
                                                                          -------------   -------------
      Total operating expenses ........................................        924,694       1,611,672

LOSS FROM OPERATIONS ..................................................       (319,832)     (1,447,741)
                                                                          -------------   -------------
OTHER INCOME (EXPENSE)
   Interest income ....................................................             24           3,563
   Financing costs ....................................................        (16,782)        (18,301)
   Interest expense ...................................................       (238,518)     (1,958,865)
   Interest expense - related parties .................................        (11,712)         (8,356)
   Other income (expense) .............................................          1,568              --
                                                                          -------------   -------------
      Total other income (expense) ....................................       (265,420)     (1,981,959)
                                                                          -------------   -------------

LOSS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES .................       (585,252)     (3,429,700)
PROVISION FOR (BENEFIT FROM) INCOME TAXES .............................             --             400
                                                                          -------------   -------------
LOSS FROM CONTINUING OPERATIONS .......................................       (585,252)     (3,430,100)
DISCONTINUED OPERATIONS
   Gain from operations of discontinued division, net of provision
     for income taxes of $0 ...........................................             --         148,364
                                                                          -------------   -------------
      Total discontinued operations ...................................             --         148,364

NET LOSS ..............................................................       (585,252)     (3,281,736)
   Dividends paid .....................................................             --         264,698
                                                                          -------------   -------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS .............................   $   (585,252)   $ (3,546,434)
                                                                          =============   =============
BASIC AND DILUTED LOSS PER SHARE
  From continuing operation ...........................................   $      (0.01)   $      (0.08)
  From discontinued operations ........................................             --               0
                                                                          -------------   -------------
      Total basic and diluted loss per share ..........................   $      (0.01)   $      (0.08)
                                                                          =============   =============
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING .................     54,987,474      40,747,791
                                                                          =============   =============

               The accompanying notes are an integral part of these financial statements.

                                                  F-4


                                                                                          US DATAWORKS, INC.
                                                                                     STATEMENTS OF CASH FLOW
                                                                          For the Three Months Ended June 30
------------------------------------------------------------------------------------------------------------

                                                                                     2002          2001
                                                                                 ------------   ------------
                                                                                  (RESTATED)     (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations .......................................   $  (585,252)   $(3,430,100)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of property and equipment .................        77,791        133,615
     Amortization of goodwill ................................................            --        588,901
     Interest charges on convertible promissory notes ........................       192,619      1,849,639
     Issuance of stock for services rendered .................................       140,622         32,000
     Issuance of stock for legal settlement ..................................         2,900              0
     Issuance of stock for lock-up agreement .................................           400          6,781
     Issuance of warrants for lock-up agreements .............................             0         11,520
     Issuance of warrants for services .......................................         1,875              0
     (Increase) decrease in
       Accounts receivable ...................................................      (331,968)       129,583
       Work in progress ......................................................        11,312              0
       Prepaid expenses and other current assets .............................      (126,158)       (15,123)
       Other assets ..........................................................        (7,750)             0
     Increase (decrease) in
       Deferred revenue ......................................................      (137,020)             0
       Accounts payable ......................................................       310,552       (139,586)
       Accrued expenses ......................................................       193,896        (35,389)
       Interest payable ......................................................         1,805          6,347
       Interest payable - related parties ....................................        11,712          5,328
                                                                                 ------------   ------------
Net cash used in continuing operations .......................................      (242,664)      (856,484)
Net cash used in discontinued operations .....................................       (45,952)       (79,596)
                                                                                 ------------   ------------
Net cash used in operating activities ........................................      (288,616)      (936,080)
                                                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment ........................................             0        (12,393)
   Repayments to related parties .............................................       (78,506)      (160,944)
                                                                                 ------------   ------------
Net cash used in investing activities ........................................       (78,506)      (173,337)
                                                                                 ------------   ------------

                 The accompanying notes are an integral part of these financial statements.

                                                    F-5

                                                              US DATAWORKS, INC.
                                                         STATEMENTS OF CASH FLOW
                                              For the Three Months Ended June 30
--------------------------------------------------------------------------------

                                                         2002           2001
                                                     ------------   ------------
                                                      (RESTATED)     (RESTATED)
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations ..........       (2,988)        (1,623)
   Proceeds from notes payable ....................       30,000              0
   Repayment of notes payable .....................      (29,785)       (83,391)
   Proceeds from notes payable - related party ....      175,000              0
   Repayment of notes payable - related party .....      (96,000)      (110,859)
   Proceeds from convertible promissory notes .....      240,000        750,000
   Repayment of convertible promissory notes ......      (10,000)      (150,000)
   Proceeds from common stock .....................            0        104,654
   Stock issuance costs ...........................            0        (34,798)
   Proceeds from subscription receivables .........       21,010              0
   Proceeds from exercise of warrants .............        1,500              0
   Rescission of preferred stock ..................            0        (10,000)
   Payment of dividends ...........................            0       (264,698)
                                                     ------------   ------------
Net cash provided by financing activities .........      328,737        199,285
                                                     ------------   ------------
Net decrease in cash and cash equivalents .........      (38,385)      (910,132)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD from      134,016      1,159,230
                                                     ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........  $    95,631    $   249,098
                                                     ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   INTEREST PAID ..................................  $    37,322    $    57,188
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

NOTE 2 - RESTATEMENT

     The Company previously recorded the acquisition of US Dataworks in a manner similar to a pooling of interests. Management has reassessed the facts and circumstances of the transaction and has changed the method used to record the acquisition from a manner similar to a pooling of interests to the purchase method, which is in conformity with generally accepted accounting principles. The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, current assets, property and equipment, total assets, current liabilities, total liabilities and total liabilities and shareholders' deficit as of and for the three months ended June 30, 2002 is as follows:

                                                 AS ORIGINALLY        RESTATEMENT
                                                    REPORTED          ADJUSTMENTS         AS RESTATED
                                               ----------------    ----------------    ----------------
Net Sales                                      $       773,131     $            --     $       773,131
Cost of Sales                                          168,269                  --             168,269
Gross Profit                                           604,862                  --             604,862
Net Loss                                              (526,102)            (59,150)           (585,252)

Loss Per Common Share:
     Basic                                              (0.01)                  --              (0.01)
     Diluted                                            (0.01)                  --              (0.01)
 Current Assets                                $       795,323     $            --     $       795,323
 Property and Equipment                                191,692             887,250           1,078,942
 Goodwill                                                   --          14,133,629          14,133,629
 Total Assets                                        1,027,368          15,020,879          16,048,247
 Current Liabilities                                 4,827,318                  --           4,827,318
 Total Liabilities                                   4,987,318                  --           4,987,318
 Total Liabilities and Shareholders' Equity
   (Deficit)                                   $     1,027,368     $    15,020,879     $    16,048,247

     The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, current assets, property and equipment, total assets, current liabilities, total liabilities and total liabilities and shareholders' deficit as of and for the three months ended June 30, 2001 is as follows:

                                                 AS ORIGINALLY        RESTATEMENT         AS RESTATED
                                                    REPORTED          ADJUSTMENTS
                                               ----------------    ----------------    ----------------
Net Sales                                      $       273,777     $            --     $       273,777
Cost of Sales                                               --                  --                  --
Gross Profit                                           163,931                  --             163,931
Net Loss                                            (2,898,383)           (648,051)         (3,546,434)

Loss Per Common Share:
     Basic                                              (0.08)                  --              (0.08)
     Diluted                                            (0.08)                  --              (0.08)
 Current Assets                                $       731,719     $                   $       731,719
 Property and Equipment                              1,118,729           1,123,850           2,242,579
 Goodwill                                                   --          15,900,332          15,900,332
 Total Assets                                        1,862,405          17,024,182          18,886,587
 Current Liabilities                                 3,552,766                  --           3,552,766
 Total Liabilities                                   4,210,216                  --           4,210,216
 Total Liabilities and Shareholders' Equity
   (Deficit)                                   $     1,862,405     $    17,024,082     $    18,886,587

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The following table reconciles net loss and loss per share as reported for the three months ended June 30, 2002 and 2001 to net loss and loss per share as adjusted to exclude amortization expense, net of taxes, related to goodwill that is no longer being amortized:

     --------

                                                     For the three months ended June 30,
                                                            2002           2001
Reported net loss before extraordinary item            $  (585,252)   $ (3,546,434)
Reported net loss                                         (585,252)     (3,546,434)
Add back:  Goodwill amortization                                --         588,901
Adjusted net loss                                         (585,252)     (2,957,533)

Basic loss per share
    Reported net loss before extraordinary item        $     (0.01)   $      (0.08)
     Reported net loss                                       (0.01)          (0.08)
     Add back:  goodwill amortization                           --            0.01
     Adjusted net loss                                 $     (0.01)   $      (0.07)

 Diluted loss per share
    Reported net loss before extraordinary item        $     (0.01)   $      (0.08)
     Reported net loss                                       (0.01)          (0.08)
     Add back:  goodwill amortization                           --            0.01
     Adjusted net loss                                 $     (0.01)   $      (0.07)

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

                                                                      For the Three Months Ended
                                                                                June 30,
                                                                    --------------------------------
                                                                        2002                2001
                                                                    ------------       -------------
                                                                     (unaudited)        (unaudited)
        Options outstanding under the Company's stock
            option plans                                              2,222,500           2,900,000
        Options granted outside the Company's stock
            option plans                                              1,050,250           1,050,250
        Warrants issued in conjunction with convertible
            Series B preferred stock                                    629,667             642,999
        Warrants issued in conjunction with private
            placements                                                  531,000             287,358
        Warrants issued as a financing cost for notes
            payable and convertible notes payable                     3,332,500           1,599,000
        Warrants issued in conjunction with lock-up
            agreements                                                  729,759             369,789
        Warrants issued for services rendered                         1,748,250             500,000
        Warrants issued as part of the acquisition of US
            Dataworks, a Delaware corporation                           336,000           1,000,000
        Convertible Series A preferred stock                            640,000             640,000
        Convertible Series B preferred stock                            629,666             843,999


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

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2002 consisted of the following:
             Furniture and fixtures                                $     68,966
             Telephone equipment                                         91,017
             Computer equipment                                         221,603
             Computer software                                        1,183,000
             Leasehold improvements                                       6,575
                                                                   -------------
                                                                      1,571,161
             Less accumulated depreciation and amortization             492,219
                                                                   -------------
             TOTAL                                                 $  1,078,942
                                                                   =============

     Depreciation and amortization expense for the three months ended June 30, 2002 and 2001 was $77,791 and $133,615, respectively. For the three months ended June 30, 2001, $52,578 of depreciation and amortization expense was related to discontinued operations.

NOTE 6 - NOTES PAYABLE

         Notes payable at June 30, 2002 consisted of the following:
            Notes payable, interest at 10% per annum, unsecured,
              due in May 2002 through March 2003.                     $  20,000
            Notes payable, interest at 12% per annum, unsecured,
               due in April 2002 through January 2003.                  100,000
            Notes payable, interest at 10% per annum, unsecured,
               due in April 2003                                         30,000
                                                                      ----------
                                                                        150,000
            Less current portion                                        150,000
                                                                      ----------
                     Long-term portion                                $      --
                                                                      ==========

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

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

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

NOTE 8 - CONVERTIBLE PROMISSORY NOTES

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

NOTE 10 - SHAREHOLDERS' DEFICIT

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

NOTE 11 - RELATED PARTY TRANSACTIONS

     During the three months ended June 30, 2002, the Company paid rent expense totaling $3,000 to an affiliated company, which is owned by significant shareholders of the Company.

NOTE 12 - SUBSEQUENT EVENTS

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

     We believe that of the significant accounting policies used in the preparation of our consolidated financial statements (see Note 4 to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

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

     OPERATING EXPENSES

     Total operating expenses decreased by $686,978 or 42% to $924,694 for the three months ended June 30, 2002 from $1,611,672 for the three months ended June 30, 2001. The decrease was primarily attributable to a reduction in the amortization of goodwill of $588,901. The Company ceased the periodic amortization of goodwill as of March 31, 2002 (see Note 4 to the Financial Statements).

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

     NET LOSS

     Net loss decreased by $2,696,484 or 82% to a net loss of $585,252 for the three months ended June 30, 2002 from $3,281,736 for the three months ended June 30, 2001.

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

FACTORS THAT MAY OUR AFFECT RESULTS

WE HAVE A GENERAL HISTORY OF LOSSES AND CANNOT ASSURE YOU THAT WE WILL OPERATE PROFITABLY IN THE FUTURE.

     We have incurred losses for the last two fiscal years and expect that our net losses and negative cash flow will continue for the foreseeable future. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements for the years ended March 31, 2002 and 2001 filed with our annual report on Form 10-KSB for fiscal year ended March 31, 2002, to the effect that our loss from operations for the year ended March 31, 2002, and the accumulated deficit at March 31, 2002 raise substantial doubt about our ability to continue as a going concern. We have incurred significant losses in the last two years. As of June 30, 2002, our accumulated deficit was $30,213,066. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain and expand clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing and promotion, development of our client base and development of our marketing technology and operating infrastructure.

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

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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