Form 10QSB/A
period 2002-09-30
US DATAWORKS INC
filed 2003-06-13
CIK 1049505

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                              US DATAWORKS, INC.
                                                                        CONTENTS
                                                              September 30, 2002
--------------------------------------------------------------------------------

                                                                         Page
FINANCIAL STATEMENTS

     Balance Sheet                                                     F-2 - F-3

     Statements of Operations                                             F-4

     Statements of Cash Flows                                          F-5 - F-6

     Notes to Financial Statements                                    F-7 - F-18


                                                                      US DATAWORKS, INC.
                                                                          BALANCE SHEETS
                                                                      September 30, 2002
----------------------------------------------------------------------------------------

                                         ASSETS
                                       (RESTATED)
CURRENT ASSETS
   Cash and cash equivalents ............................................   $   215,658
   Accounts receivable, net of allowance for doubtful accounts of $0 ....       498,141
   Due from related party ...............................................        12,000
   Prepaid expenses and other current assets ............................       141,288
                                                                            ------------
         Total current assets ...........................................       867,087

PROPERTY AND EQUIPMENT, net .............................................       968,412
GOODWILL, net ...........................................................    14,133,629
OTHER ASSETS ............................................................        26,661
                                                                            ------------
              TOTAL ASSETS ..............................................   $15,995,789
                                                                            ============

       The accompanying notes are an integral part of these financial statements.

                                          F-2


                                                                                             US DATAWORKS, INC.
                                                                                                 BALANCE SHEETS
                                                                                             September 30, 2002
---------------------------------------------------------------------------------------------------------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                   (RESTATED)
CURRENT LIABILITIES
   Notes payable, net of unamortized discount of $4,534 .......................................   $    192,233
   Notes payable - related parties ............................................................        949,000
   Current portion of capital lease obligations ...............................................          8,243
   Current portion of convertible promissory notes, net of unamortized discount of $94,847 ....      1,703,653
   Deferred revenue ...........................................................................        113,506
   Accounts payable ...........................................................................        728,616
   Accrued expenses ...........................................................................        510,932
   Interest payable, including $38,839 related parties ........................................         64,465
   Net liabilities of discontinued operations .................................................      1,128,250
                                                                                                  -------------
         Total current liabilities ............................................................      5,398,898

CONVERTIBLE PROMISSORY NOTES, net of current portion ..........................................        150,000
CAPITAL LEASE OBLIGATIONS, net of current portion .............................................         11,924
                                                                                                  -------------
         Total liabilities ....................................................................      5,560,822

COMMITMENTS

SHAREHOLDERS' EQUITY
   Convertible Series A preferred stock, $0.0001 par value
     800,000 shares authorized, 640,000 shares issued and outstanding,
     $2.50 liquidation preference, dividends of $361,356 in arrears ...........................             64
   Convertible Series B preferred stock, $0.0001 par value
     700,000 shares authorized, 629,666 shares issued and outstanding,
     $0.75 liquidation preference, dividends of $24,069 in arrears ............................             63
   Common stock, $0.0001 par value
     90,000,000 shares authorized and 56,803,171 shares issued and outstanding ................          5,680
   Common stock committed, 1,364,167 shares ...................................................        158,100
   Additional paid-in capital .................................................................     41,333,521
   Accumulated deficit ........................................................................    (31,062,461)
                                                                                                  -------------
         Total shareholders' equity ...........................................................     10,434,967
                                                                                                  -------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................   $ 15,995,789
                                                                                                  =============

                   The accompanying notes are an integral part of these financial statements.

                                                      F-3


                                                                                                            US DATAWORKS, INC.
                                                                                                      STATEMENTS OF OPERATIONS
                                                         For the Three Months and Six Months Ended September 30, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------

                                                                  FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     2002            2001           2002            2001
                                                                 -------------   -------------   -------------   -------------
                                                                  (RESTATED)      (RESTATED)      (RESTATED)      (RESTATED)
REVENUES
   Software licensing revenues ...............................   $    204,900    $    275,923    $    707,550    $    473,423
   Software maintenance revenues .............................         81,647         164,475         137,464         164,475
   Software programming revenues .............................         31,100              --         245,764          76,277
                                                                 -------------   -------------   -------------   -------------
     Total revenues ..........................................        317,647         440,398       1,090,778         714,175

Cost of sales ................................................        218,595         164,879         387,922         274,725
                                                                 -------------   -------------   -------------   -------------
     Gross profit ............................................         99,052         275,519         702,856         439,450

OPERATING EXPENSES
   General and administrative ................................        561,240         419,504       1,407,085       1,210,803
   Depreciation and amortization .............................         75,849         839,661         153,640       1,562,177
   Consulting - related parties ..............................             --          44,910              --          85,910
                                                                 -------------   -------------   -------------   -------------
      Total operating expense ................................        637,089       1,304,075       1,560,725       2,858,890
                                                                 -------------   -------------   -------------   -------------
LOSS FROM OPERATIONS .........................................       (538,037)     (1,028,556)       (857,869)     (2,419,440)
                                                                 -------------   -------------   -------------   -------------
OTHER INCOME (EXPENSE)
   Financing costs ...........................................         (1,678)        (36,999)        (18,460)        (55,300)
   Interest expense ..........................................       (240,043)       (185,106)       (478,561)     (2,143,379)
   Interest expense - related parties ........................        (18,733)        (28,850)        (30,445)        (37,205)
   Loss on disposal of property and equipment ................        (50,556)             --         (50,556)             --
   Other income (expense) ....................................           (348)             --           1,244          2, 970
                                                                 -------------   -------------   -------------   -------------
      Total other income (expense) ...........................       (311,358)       (250,955)       (576,778)     (2,232,914)
                                                                 -------------   -------------   -------------   -------------

LOSS BEFORE PROVISION FOR INCOME TAXES .......................       (849,395)     (1,279,511)     (1,434,647)     (4,652,354)
PROVISION FOR INCOME TAXES ...................................             --             400              --             800
                                                                 -------------   -------------   -------------   -------------
LOSS FROM CONTINUING OPERATIONS ..............................       (849,395)     (1,279,911)     (1,434,647)     (4,653,154)
DISCONTINUED OPERATIONS
 Gain from operations of discontinued division, net of
    provision for income taxes of $0 (unaudited) .............             --           8,820              --         100,327
                                                                 -------------   -------------   -------------   -------------
      Total discontinued operations ..........................             --           8,820              --         100,327

NET LOSS .....................................................       (849,395)     (1,271,091)     (1,434,647)     (4,552,827)
   Dividends paid ............................................             --              --              --         264,698
                                                                 -------------   -------------   -------------   -------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS ....................   $   (849,395)   $ (1,271,091)   $ (1,434,647)   $ (4,817,525)
                                                                 =============   =============   =============   =============
BASIC AND DILUTED LOSS PER SHARE
  From continuing operation ..................................   $      (0.01)   $      (0.03)   $      (0.03)   $      (0.11)
  From discontinued operations ...............................             --              --              --               0
                                                                 -------------   -------------   -------------   -------------
      Total basic and diluted loss per share .................   $      (0.01)   $      (0.03)   $      (0.03)   $      (0.11)
                                                                 =============   =============   =============   =============
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING ........     56,802,222      43,920,476      55,899,806      42,342,802
                                                                 =============   =============   =============   =============

                          The accompanying notes are an integral part of these financial statements.

                                                              F-4


                                                                                          US DATAWORKS, INC.
                                                                                     STATEMENTS OF CASH FLOW
                                                        For the Six Months Ended September 30, 2001 and 2002
------------------------------------------------------------------------------------------------------------

                                                                                     2002           2001
                                                                                 ------------   ------------
                                                                                  (RESTATED)     (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations .......................................   $(1,434,647)   $(4,756,218)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of property and equipment .................       153,640        384,375
     Amortization of goodwill ................................................            --      1,177,802
     Loss on disposal of property and equipment ..............................        50,556             --
     Interest charges on convertible promissory notes ........................       342,056      2,111,071
     Issuance of stock for services rendered .................................       140,623         66,800
     Issuance of stock for legal settlement ..................................         2,900             --
     Issuance of stock for lock-up agreement .................................           400         18,814
     Issuance of stock for extension of notes payable due date ...............           616             --
     Issuance of warrants for lock-up agreements .............................            --         11,520
     Issuance of warrants for services .......................................         1,875             --
     (Increase) decrease in
       Accounts receivable ...................................................      (327,468)       109,036
       Work in progress ......................................................        11,312             --
       Prepaid expenses and other current assets .............................       (94,397)        13,835
       Other assets ..........................................................         5,738             --
     Increase (decrease) in
       Deferred revenue ......................................................      (149,417)        77,700
       Accounts payable ......................................................       282,557         55,063
       Accrued expenses ......................................................       201,964        (16,129)
       Interest payable ......................................................        11,240          1,001
       Interest payable - related parties ....................................        56,445          2,109
                                                                                 ------------   ------------
Net cash used in continuing operations .......................................      (744,007)      (743,161)
Net cash used in discontinued operations .....................................       (69,245)      (482,645)
                                                                                 ------------   ------------
Net cash used in operating activities ........................................      (813,252)    (1,225,806)
                                                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment ........................................       (15,670)       (17,102)
   Repayments to related parties .............................................       (66,506)       (42,258)
                                                                                 ------------   ------------
Net cash used in investing activities ........................................       (82,176)       (59,360)
                                                                                 ------------   ------------

                 The accompanying notes are an integral part of these financial statements.

                                                    F-5


                                                                                US DATAWORKS, INC.
                                                                           STATEMENTS OF CASH FLOW
                                              For the Six Months Ended September 30, 2001 and 2002
--------------------------------------------------------------------------------------------------

                                                                           2002           2001
                                                                       ------------   ------------
                                                                        (RESTATED)     (RESTATED)
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations ...........................        (4,629)        (4,204)
   Proceeds from notes payable .....................................       188,682         10,000
   Repayment of notes payable ......................................      (141,591)       (90,080)
   Proceeds from notes payable - related party .....................       390,000             --
   Repayment of notes payable - related party ......................       (96,000)      (263,789)
   Proceeds from convertible promissory notes ......................       627,500        750,000
   Repayment of convertible promissory notes .......................       (10,000)      (160,000)
   Proceeds from common stock ......................................            --        304,654
   Stock issuance costs ............................................            --        (68,149)
   Proceeds from subscription receivables ..........................        21,010             --
   Proceeds from exercise of warrants ..............................         2,098             --
   Rescission of preferred stock ...................................            --        (10,000)
   Payment of dividends ............................................            --       (264,698)
                                                                       ------------   ------------
Net cash provided by financing activities ..........................       977,070        203,734
                                                                       ------------   ------------
Net decrease in cash and cash equivalents ..........................        81,642     (1,081,432)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................       134,016      1,159,230
                                                                       ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................   $   215,658    $    77,798
                                                                       ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   INTEREST PAID ...................................................   $    94,795    $   109,804
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

     Effective March 31, 2001, and with a closing date of April 2, 2001, Sonicport acquired 100%, or 3,571,429 shares, of the outstanding common stock of Dataworks (formerly known as Allstate Dataworks, Inc.) in exchange for 14,666,667 new shares of Sonicport's common stock and warrants to purchase 1,000,000 shares of Sonicport's common stock. The warrants have an exercise price of $0.73, vest immediately, and expire on April 2, 2006. In addition, certain shareholders of Sonicport transferred their ownership in 4,000,000 shares of the Sonicport's common stock to the shareholders of Dataworks and committed to return 2,200,000 shares of Sonicport's common stock to Sonicport in exchange for promissory notes in the amount of $220,000. These shareholders had returned 1,528,000 shares at June 30, 2001. Of the Dataworks shares, 878,572 were acquired from officers of Dataworks who are also officers of the Sonicport.

     The Company previously recorded the acquisition of US Dataworks in a manner similar to a pooling of interests. Management has reassessed the facts and circumstances of the transaction and has changed the method used to record the Acquisition from a manner similar to a pooling of interests to the purchase method, which is in conformity with generally accepted accounting principles in accordance with APB 16, "Business Combinations." The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is attributed to goodwill which is being amortized over seven years using the straight line method. The results of operations of US Dataworks have been included in the consolidated financial statements from April 1, 2001.

     The fair value of assets acquired and liabilities assumed is summarized as follows:

           Accounts receivable                                   $     179,583
           Property and equipment                                   16,489,233
           Goodwill                                                  5,427,305
           Other assets                                                 14,509
           Notes payable                                            (1,346,754)
           Accounts payable and accrued expenses                       (43,841)
           Other liabilities                                           (41,293)
           Due from related parties                                    (52,957)
                                                                 --------------
           Purchase price                                        $  17,437,262
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

NOTE  2 - RESTATEMENT

     The Company previously recorded the acquisition of US Dataworks in a manner similar to a pooling of interests. Management has reassessed the facts and circumstances of the transaction and has changed the method used to record the acquisition from a manner similar to a pooling of interests to the purchase method, which is in conformity with generally accepted accounting principles. The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, current assets, property and equipment, total assets, current liabilities, total liabilities and total liabilities and shareholders' deficit as of and for the six months ended September 20, 2002 is as follows:

                                             AS ORIGINALLY    RESTATEMENT
                                               REPORTED       ADJUSTMENTS     AS RESTATED
                                             -------------   -------------   -------------
Net Sales ................................   $  1,090,778    $         --    $  1,090,778
Cost of Sales ............................        387,922              --         387,922
Gross Profit .............................        702,856              --         702,856
Net Loss .................................     (1,316,347)       (118,300)     (1,434,647)
Loss Per Common Share:
   Basic .................................          (0.02)          (0.01)          (0.03)
   Diluted ...............................          (0.02)          (0.01)          (0.03)
Current Assets ...........................   $    867,087    $         --    $    867,087
Property and Equipment, net ..............        140,312         828,100         968,412
Goodwill, net ............................             --      14,133,629      14,133,629
Total assets .............................      1,034,060      14,961,729      15,995,789
Current Liabilities ......................      5,398,898              --       5,398,898
Total Liabilities ........................      5,560,822              --       5,560,822
Total Liabilities and Shareholders' Equity
   (Deficit) .............................   $  1,034,060    $ 14,961,729    $ 15,995,789

     The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, current assets, property and equipment, total assets, current liabilities, total liabilities and total liabilities and shareholders' deficit as of and for the six months ended September 30, 2001 is as follows:

                                                  AS ORIGINALLY    RESTATEMENT
                                                    REPORTED       ADJUSTMENTS     AS RESTATED
                                                  -------------   -------------   -------------
Net Sales .....................................   $    714,175    $         --    $    714,175
Cost of Sales .................................        274,725              --         274,725
Gross Profit ..................................        439,450              --         439,450
Net Loss ......................................     (3,243,373)     (1,309,454)     (4,552,827)
Loss Per Common Share:
   Basic ......................................          (0.08)          (0.03)          (0.11)
   Diluted ....................................          (0.08)          (0.03)          (0.11)
Current Assets ................................   $    601,481    $         --    $    601,481
Property and Equipment ........................      1,049,198       1,064,700       2,113,898
Goodwill ......................................             --      15,311,431      15,311,431
Total assets ..................................      1,661,682      16,376,131      18,037,813
Current Liabilities ...........................      3,919,148              --       3,919,148
Total Liabilities .............................      4,407,015              --       4,407,015
Total Liabilities and Shareholders' Equity
   (Deficit) ..................................   $  1,661,682    $ 16,376,131    $ 18,037,813

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     -------------------------------

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

     The following table reconciles net loss and loss per share as reported for the three and six months ended September 30, 2002 and 2001 to net loss and loss per share as adjusted to exclude amortization expense, net of taxes, related to goodwill that is no longer being amortized:

                                            For the three months ended      For the six months ended
                                                  September 30,                    September 30,
                                              2002            2001             2002             2001
                                          ------------   --------------   --------------   --------------
Reported net loss, before
   extraordinary item .................   $  (849,395)   $  (1,271,091)   $  (1,434,647)   $  (4,817,525)
Reported net loss .....................      (849,395)      (1,271,091)      (1,434,647)      (4,817,525
Add back: Goodwill amortization .......            --          588,901               --        1,177,802
Adjusted net loss ....................    $  (849,395)   $    (682,190)   $  (1,434,647)   $  (3,639,723)
Basic loss per share
   Reported net loss before
     extraordinary item ...............   $     (0.01)   $       (0.03)   $       (0.03)   $       (0.11)
   Reported net loss ..................         (0.01)           (0.03)           (0.03)           (0.11)
   Add back:  goodwill amortization ...            --            (0.02)              --            (0.03)
   Adjusted net loss ..................   $     (0.01)   $       (0.01)   $       (0.03)   $       (0.08)
Diluted loss per share
   Reported net loss before
     extraordinary item ...............   $     (0.01)   $       (0.03)   $       (0.03)   $       (0.11)
   Reported net loss ..................         (0.01)           (0.03)           (0.03)           (0.11)
   Add back goodwill amortization .....            --            (0.02)              --            (0.03)
   Adjusted net loss ..................         (0.01)           (0.01)           (0.03)           (0.08)

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

     The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                                         For the Six Months Ended
                                                                                               September 30,
                                                                                      --------------------------------
                                                                                          2002               2001
                                                                                      -------------      -------------
Options outstanding under the Company's stock option plans                               2,222,500          2,960,000
Options granted outside the Company's stock option plans                                 1,050,250          1,050,250
Warrants issued in conjunction with convertible Series B preferred stock                   629,666            629,666
Warrants issued in conjunction with private placements                                     531,500            531,500
Warrants issued as a financing cost for notes payable and convertible notes payable      3,527,185          2,515,000
Warrants issued in conjunction with lock-up agreements                                     729,759            729,759
Warrants issued for services rendered                                                    1,742,000          1,661,500
Warrants issued as part of the acquisition of US Dataworks, a Delaware corporation         336,000          1,000,000
Convertible Series A preferred stock                                                       640,000            640,000
Convertible Series B preferred stock                                                       629,666            629,666

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

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 2002 consisted of the following:

       Furniture and fixtures                                  $      76,536
       Telephone equipment                                            91,017
       Computer equipment                                            135,261
       Computer software                                           1,183,000
       Leasehold improvements                                         13,517
                                                               --------------
                                                                   1,499,331
       Less accumulated depreciation and amortization                530,919
                                                               --------------
       TOTAL                                                   $     968,412
                                                               ==============

     Depreciation and amortization expense for the six months ended September 30, 2002 and 2001 was $153,640 and $384,375, respectively. For the six months ended September 30, 2001, $53,156 of depreciation and amortization expense was related to discontinued operations.

NOTE 6 - NOTES PAYABLE

     Notes payable at September 30, 2002 consisted of the following:

         Notes payable, interest at 6% per annum, unsecured,
            due in February 2003.                                   $    76,769
         Notes payable, interest at 10% per annum, unsecured,
            due in May 2002 through March 2003.                          10,000
         Notes payable, interest at 12% per annum, unsecured,
            due in April 2002 through January 2003.                      75,000
         Notes payable, interest at 10% per annum, unsecured,
            due in April and August 2003.                                35,000
                                                                   -------------
                                                                        196,769
         Less current portion                                           196,769
                                                                   -------------
         Long-term portion                                         $         --
                                                                   =============

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - SHAREHOLDERS' DEFICIT

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

     -------------------------------------

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

NOTE 11 - RELATED PARTY TRANSACTIONS

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

     Signing of Resellers Agreement
     ------------------------------

     On November 13, 2002, the Company formed a strategic alliance with BancTec. BancTec will be reselling our products over the next five years. The Company anticipates this agreement will increase its revenues during future quarters.

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

     On September 25, 2002, the Company's stockholders elected a new board of directors consisting of Joe Abrell and John L. Nicholson, M.D. as Class I directors, Hayden D. Watson and Thomas L. West, Jr. as Class II directors, and Charles E. Ramey and Terry Stepanik as Class III Directors. Following the Stockholders' meeting, the board of directors appointed Terry Stepanik as the Company's Interim Chief Financial Officer.

     On October 31, 2002, the Company entered into a mutual settlement agreement with Checkfree Corporation terminating its strategic alliance with Checkfree. Under the terms of the agreement the Company will continue to receive revenues generated under the contracts entered into with the customers established through its alliance with Checkfree.

     On November 13, 2002, the Company formed a strategic alliance with BancTec, Inc., which the Company anticipates will increase its revenues during future quarters.

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

     We believe that of the significant accounting policies used in the preparation of our consolidated financial statements (see Note 4 to the Consolidated Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

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

     REVENUE

     Revenue decreased by $122,751 or 28% to $317,647 for the three months ended September 30, 2002 from $440,398 for the three months ended September 30, 2001. The decrease in revenue was primarily attributable to a decrease in the number of license agreements we entered into in the three months ended September 30, 2002. Revenue increased by $376,603 or 53% to $1,090,778 for the six months ended September 30, 2002 from $714,175 for the six months ended September 30, 2001. This increase is due to the Company's focus on its continuing operations in 2002 resulting in an increased number of license agreements being sold. Subsequent to September 30, 2002, the Company signed various contracts with major retailers and banks resulting in a backlog of $1.1 million in license and systems integration fees, the majority of software under such contracts will be installed by December 31, 2002.

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

     OPERATING EXPENSES

     Total operating expenses decreased by $622,076 or 49% to $637,089 for the three months ended September 30, 2002 from $1,259,165 for the three months ended September 30, 2001. The decrease was primarily attributable to a $588,901 decrease in the amortization of goodwill. The Company ceased the periodic amortization of goodwill as of March 31, 2002 (see Note 4 to the Financial Statements). Total operating expenses decreased by $1,212,255 or 44% to $1,560,725 for the six months ended September 30, 2002 from $2,772,980 for the six months ended September 30, 2001. This decrease in operating expenses for the six month period was also due to a $1,177,802 decrease in the amortization of goodwill.

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

     NET LOSS

     Net loss increased by $421,696 or 33% to a net loss of $849,395 for the three months ended September 30, 2002 from $1,271,091 for the three months ended September 30, 2001. Net loss decreased by $3,118,180 or 69% to a net loss of $1,434,647 for the six months ended September 30, 2002 from $4,552,827 for the six months ended September 30, 2001.

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

FACTORS THAT MAY OUR AFFECT RESULTS

WE HAVE A GENERAL HISTORY OF LOSSES AND CANNOT ASSURE YOU THAT WE WILL OPERATE PROFITABLY IN THE FUTURE.

     We have incurred losses for the last two fiscal years and expect that our net losses and negative cash flow will continue for the foreseeable future. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements for the years ended March 31, 2002 and 2001 filed with our annual report on Form 10-KSB for fiscal year ended March 31, 2002, to the effect that our loss from operations for the year ended March 31, 2002, and the accumulated deficit at March 31, 2002 raise substantial doubt about our ability to continue as a going concern. We have incurred significant losses in the last two years. As of September 30, 2002, our accumulated deficit was $31,062,461. We believe that our planned growth and profitability will depend in large part on our ability to continue to promote our brand name and gain and expand clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnerships, development of our client base, and development of our marketing technology and operating infrastructure.

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