Form 10QSB/A
period 2002-12-31
US DATAWORKS INC
filed 2003-06-13
CIK 1049505

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

Number of shares of Common Stock outstanding as of December 31, 2002:
56,535,672.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                                EXPLANATORY NOTE

     US Dataworks, Inc. (the "Company"), by this Form 10-QSB/A, Amendment No. 1 to Form 10-QSB, hereby amends and restates Part I, Items 1 and 2, and Part II,
Item 6.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                              US DATAWORKS, INC.
                                                                        CONTENTS
                                                               December 31, 2002
--------------------------------------------------------------------------------

                                                                        Page
FINANCIAL STATEMENTS

     Balance Sheet                                                     F-2 - F-3

     Statements of Operations                                             F-4

     Statements of Cash Flows                                          F-5 - F-6

     Notes to Financial Statements                                    F-7 - F-18


                                                                                  US DATAWORKS, INC.
                                                                                       BALANCE SHEET
                                                                                   December 31, 2002
----------------------------------------------------------------------------------------------------

                                               ASSETS
                                             (restated)
CURRENT ASSETS
   Cash and cash equivalents ........................................................   $   196,449
   Accounts receivable, net of allowance for doubtful accounts of $0 (unaudited) ....       523,862
   Prepaid expenses and other current assets ........................................       227,496
                                                                                        ------------
         Total current assets .......................................................       947,807

PROPERTY AND EQUIPMENT, net .........................................................       911,818
GOODWILL, net .......................................................................    14,133,629
OTHER ASSETS ........................................................................        26,456
                                                                                        ------------
              TOTAL ASSETS ..........................................................   $16,019,710
                                                                                        ============

             The accompanying notes are an integral part of these financial statements.

                                                F-2


                                                                                             US DATAWORKS, INC.
                                                                                                  BALANCE SHEET
                                                                                              December 31, 2002
---------------------------------------------------------------------------------------------------------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                   (restated)
CURRENT LIABILITIES
   Notes payable, net of unamortized discount of $4,534 .......................................   $    128,697
   Notes payable - related parties ............................................................      1,389,000
   Current portion of capital lease obligations ...............................................         11,095
   Current portion of convertible promissory notes, net of unamortized discount of $51,158 ....      1,615,942
   Deferred revenue ...........................................................................        185,888
   Accounts payable ...........................................................................        512,916
   Accrued expenses ...........................................................................        436,126
   Interest payable, including $60,702 related parties ........................................         74,312
   Net liabilities of discontinued operations .................................................      1,076,078
                                                                                                  -------------
         Total current liabilities ............................................................      5,430,054

CONVERTIBLE PROMISSORY NOTES, net of current portion ..........................................        150,000
                                                                                                  -------------
         Total liabilities ....................................................................      5,580,054

COMMITMENTS

SHAREHOLDERS' EQUITY
   Convertible Series A preferred stock, $0.0001 par value
     800,000 shares authorized, 640,000 shares issued and outstanding,
     $2.50 liquidation preference, dividends of $421,850 in arrears ...........................             64
   Convertible Series B preferred stock, $0.0001 par value
     700,000 shares authorized, 629,666 shares issued and outstanding,
     $0.75 liquidation preference, dividends of $27,186 in arrears ............................             63
   Common stock, $0.0001 par value
     90,000,000 shares authorized and 59,535,672 shares issued and outstanding ................          5,954
   Common stock committed, 642,375 shares .....................................................         38,000
   Additional paid-in capital .................................................................     41,869,474
   Accumulated deficit ........................................................................    (31,473,899)
                                                                                                  -------------
         Total shareholders' equity ...........................................................     10,439,656
                                                                                                  -------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................   $ 16,019,710
                                                                                                  =============

                   The accompanying notes are an integral part of these financial statements.

                                                      F-3


                                                                                                              US DATAWORKS, INC.
                                                                                                        STATEMENTS OF OPERATIONS
                                                           For the Three Months and Nine Months Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------------------------------------------------------

                                                                     FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                            DECEMBER 31,                    DECEMBER 31,
                                                                       2002            2001             2002            2001
                                                                   -------------   -------------   -------------   -------------
                                                                    (RESTATED)       (RESTATED)      (RESTATED)      (RESTATED)
REVENUES
   Software licensing revenues .................................   $    460,000    $    182,500    $  1,137,650    $    655,923
   Software maintenance revenues ...............................         67,189              --         204,653         164,475
   Software service revenues ...................................        217,070         211,254         492,734         287,531
                                                                   -------------   -------------   -------------   -------------
     Total revenues ............................................        744,259         393,754       1,835,037       1,107,929

Cost of sales ..................................................        320,320         138,250         708,242         412,975
                                                                   -------------   -------------   -------------   -------------
     Gross profit ..............................................        423,939         255,504       1,126,795         694,954

OPERATING EXPENSES
   General and administrative ..................................        480,388         557,591       1,887,472       1,768,394
   Depreciation and amortization ...............................         74,058         606,855         227,698       2,169,032
   Consulting - related parties ................................             --              --              --          85,910
                                                                   -------------   -------------   -------------   -------------
      Total operating expense ..................................        554,446       1,164,446       2,115,171       4,023,336
                                                                   -------------   -------------   -------------   -------------
LOSS FROM OPERATIONS ...........................................       (130,507)       (908,942)       (988,376)     (3,328,382)
                                                                   -------------   -------------   -------------   -------------
OTHER INCOME (EXPENSE)
   Financing costs .............................................       (106,707)        (69,574)       (125,167)       (124,874)
   Interest expense ............................................       (130,198)       (229,806)       (608,754)     (2,373,185)
   Interest expense - related parties ..........................        (48,201)        (10,515)        (78,646)        (47,720)
   Loss on disposal of property and equipment ..................             --              --         (50,556)             --
   Other income (expense) ......................................          4,175             638           5,419           3,608
                                                                   -------------   -------------   -------------   -------------
      Total other income (expense) .............................       (280,931)       (309,257)       (857,709)     (2,542,171)
                                                                   -------------   -------------   -------------   -------------
LOSS BEFORE PROVISION FOR INCOME TAXES .........................       (411,438)     (1,218,199)     (1,846,085)     (5,870,553)
PROVISION FOR INCOME TAXES .....................................             --             816              --           1,616
                                                                   -------------   -------------   -------------   -------------
LOSS FROM CONTINUING OPERATIONS ................................       (411,438)     (1,219,015)     (1,846,085)     (5,872,169)
DISCONTINUED OPERATIONS
 Loss from operations of discontinued division, net of
    provision for income taxes of $0 ...........................             --      (1,203,504)             --      (1,103,177)
                                                                   -------------   -------------   -------------   -------------
      Total discontinued operations ............................             --      (1,203,504)             --      (1,103,177)

NET LOSS .......................................................       (411,438)     (2,422,519)     (1,846,085)     (6,975,346)
   Dividends paid ..............................................             --              --              --         264,698
                                                                   -------------   -------------   -------------   -------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS ......................   $   (411,438)   $ (2,422,519)   $ (1,846,085)   $ (7,240,044)
                                                                   =============   =============   =============   =============
BASIC AND DILUTED LOSS PER SHARE
  From continuing operation ....................................   $      (0.01)   $      (0.03)   $      (0.03)   $      (0.13)
  From discontinued operations .................................             --           (0.02)             --           (0.03)
  From dividends paid ..........................................             --              --              --           (0.01)
                                                                   -------------   -------------   -------------   -------------
      Total basic and diluted loss per share ...................   $      (0.01)   $      (0.05)   $      (0.03)   $      (0.17)
                                                                   =============   =============   =============   =============
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING ..........     58,164,965      45,920,437      56,657,605      43,539,700
                                                                   =============   =============   =============   =============

                           The accompanying notes are an integral part of these financial statements.

                                                              F-4


                                                                                          US DATAWORKS, INC.
                                                                                     STATEMENTS OF CASH FLOW
                                                        For the Nine Months Ended December 31, 2002 and 2001
------------------------------------------------------------------------------------------------------------

                                                                                     2002           2001
                                                                                 ------------   ------------
                                                                                  (RESTATED)     (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations .......................................   $(1,846,085)   $(5,872,169)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of property and equipment .................       227,698        402,329
     Amortization of goodwill ................................................            --      1,766,703
     Loss on disposal of property and equipment ..............................        50,556             --
     Interest charges on convertible promissory notes ........................       445,071      2,198,180
     Issuance of stock for services rendered .................................       153,774        257,898
     Issuance of stock for legal settlement ..................................         2,900             --
     Issuance of stock for lock-up agreement .................................           400        224,950
     Issuance of stock for extension of notes payable due date ...............        97,416             --
     Issuance of warrants for lock-up agreements .............................            --         11,520
     Issuance of warrants for services .......................................         4,737             --
     Contributed stock for services rendered .................................        13,152             --
     (Increase) decrease in
       Accounts receivable ...................................................      (353,189)       (49,475)
       Work in progress ......................................................        11,312             --
       Prepaid expenses and other current assets .............................       (59,769)        82,682
       Other assets ..........................................................         5,738        (23,845)
     Increase (decrease) in
       Deferred revenue ......................................................       (77,035)        60,188
       Accounts payable ......................................................        66,857        118,010
       Accrued expenses ......................................................       127,158         55,437
       Interest payable ......................................................          (776)        (2,290)
       Interest payable - related parties ....................................        78,308         13,109
                                                                                 ------------   ------------
Net cash used in continuing operations .......................................    (1,051,777)      (756,773)
Net cash used in discontinued operations .....................................      (121,417)      (862,841)
                                                                                 ------------   ------------
Net cash used in operating activities ........................................    (1,173,194)    (1,619,614)
                                                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment ........................................       (32,929)       (17,102)
   Repayments to related parties .............................................       (54,506)        14,586
                                                                                 ------------   ------------
Net cash used in investing activities ........................................       (87,435)        (2,516)
                                                                                 ------------   ------------

                 The accompanying notes are an integral part of these financial statements.

                                                    F-5


                                                                                US DATAWORKS, INC.
                                                                           STATEMENTS OF CASH FLOW
                                              For the Nine Months Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------------------------

                                                                           2002           2001
                                                                       ------------   ------------
                                                                        (RESTATED)     (RESTATED)
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations ...........................       (13,701)        (6,915)
   Proceeds from notes payable .....................................       210,700        249,000
   Repayment of notes payable ......................................      (227,145)       (90,080)
   Proceeds from notes payable - related party .....................       830,000         50,000
   Repayment of notes payable - related party ......................       (96,000)      (263,789)
   Proceeds from convertible promissory notes ......................       702,500        750,000
   Repayment of convertible promissory notes .......................      (106,400)      (160,000)
   Proceeds from common stock ......................................            --        304,654
   Stock issuance costs ............................................            --        (68,149)
   Proceeds from subscription receivables ..........................        21,010             --
   Proceeds from exercise of warrants ..............................         2,098             --
   Rescission of preferred stock ...................................            --        (10,000)
   Payment of dividends ............................................            --       (264,698)
                                                                       ------------   ------------
Net cash provided by financing activities ..........................     1,323,062        490,023
                                                                       ------------   ------------
Net decrease in cash and cash equivalents ..........................        62,433     (1,132,107)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................       134,016      1,159,230
                                                                       ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................   $   196,449    $    27,123
                                                                       ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   INTEREST PAID ...................................................   $   100,312    $   111,439
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

     o In August, September, November, and December 2002, $267,500 of convertible promissory notes were converted into common stock. At December 31, 2002, the stock certificates for 380,000 shares of common stock on $38,000 of the convertible promissory notes converted had not been issued and therefore this amount is included in common stock committed.

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

     Acquisition
     -----------

     Effective March 31, 2002 and with a closing date of April 2, 2001, Sonicport acquired 100%, or 3,571,429 shares, of the outstanding common stock of Dataworks (formerly known as Allstate Dataworks, Inc.) in exchange for 14,666,667 new shares of Sonicport's common stock and warrants to purchase 1,000,000 shares of Sonicport's common stock. The warrants have an exercise price of $0.73, vest immediately, and expire on April 2, 2006. In addition, certain shareholders of Sonicport transferred their ownership in 4,000,000 shares of Sonicport's common stock to the shareholders of Dataworks and committed to return 2,200,000 shares of Sonicport's common stock to Sonicport in exchange for promissory notes in the amount of $220,000. These shareholders had returned 1,528,000 shares at June 30, 2001. Of the Dataworks shares, 878,572 were acquired from officers of Dataworks who are also officers of Sonicport.

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

     The fair value of assets acquired and liabilities assumed is summarized as follows:

            Accounts receivable                               $      179,583
            Property and equipment                                 2,238,782
            Goodwill                                              16,489,233
            Other assets                                              14,509
            Notes payable                                         (1,346,754)
            Accounts payable and accrued expenses                    (43,841)
            Other liabilities                                        (41,293)
            Due from related parties                                 (52,957)
                                                                -------------
            Purchase price                                      $ 17,437,262
                                                                =============

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

NOTE 2 - RESTATEMENT

     The Company previously recorded the acquisition of US Dataworks in a manner similar to a pooling of interests. Management reassessed the facts and circumstances of the transaction and has changed the method used to record the acquisition from a manner similar to a pooling of interests to the purchase method, which is in conformity with generally accepted accounting principles. The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted per common share, current assets, property and equipment, total assets and current liabilities, total liabilities and total liabilities and shareholders' deficit as of and for the nine moths ended December 31, 2002 is as follows:

                                                AS ORIGINALLY    RESTATEMENT
                                                  REPORTED       ADJUSTMENTS     AS RESTATED
                                                -------------   -------------   -------------
   Net Sales ................................   $  1,835,037    $         --    $  1,835,037
   Cost of Sales ............................        708,242              --         708,242
   Gross Profit .............................      1,126,795              --       1,126,795
   Net Loss .................................     (1,668,635)       (177,450)     (1,846,085)

   Loss Per Common Share:
     Basic ..................................          (0.03)             --           (0.03)
     Diluted ................................          (0.03)             --           (0.03)
   Current Assets ...........................   $    947,807    $         --         947,807
   Property and Equipment ...................        142,868         768,950         911,818
   Goodwill .................................             --      14,133,629      14,133,629
   Total Assets .............................      1,117,131      14,902,579      16,019,710
   Current Liabilities ......................      5,430,054              --       5,430,054
   Total Liabilities ........................      5,580,054              --       5,580,054
   Total Liabilities and Shareholders' Equity
     (Deficit) ..............................   $  1,117,131    $ 14,902,579    $ 16,019,710

     The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, current assets, property and equipment, total assets, current liabilities, total liabilities and total liabilities and shareholders' deficit as of and for the nine months ended December 31, 2001 is as follows:

                                                     AS ORIGINALLY    RESTATEMENT
                                                       REPORTED       ADJUSTMENTS     AS RESTATED
                                                     -------------   -------------   -------------
   Net Sales .....................................   $  1,107,929    $         --    $  1,107,929
   Cost of Sales .................................        412,975              --         412,975
   Gross Profit ..................................        694,954              --          94,954
   Net Loss ......................................     (5,017,841)     (1,957,505)     (6,975,346)

   Loss Per Common Share:
     Basic .......................................          (0.12)          (0.05)          (0.17)
     Diluted .....................................          (0.12)          (0.05)          (0.17)
   Current Assets ................................   $    357,939    $         --         357,939
   Property and Equipment ........................        251,554       1,005,550       1,257,104
   Goodwill ......................................             --      14,722,530      14,722,530
   Total Assets ..................................        643,387      15,728,080      16,371,467
   Current Liabilities ...........................      4,798,545              --       4,798,545
   Total Liabilities .............................      4,815,437              --       4,815,437
   Total Liabilities and Shareholders' Equity ....
     (Deficit) ...................................   $    643,387    $ 15,728,080    $ 16,371,467

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

     Goodwill
     --------

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. The Company evaluates the remaining useful lives of these intangibles on an annual basis to determine whether events or circumstances warrant a revision of the remaining period of amortization. Pursuant to SFAS 142, amortization of goodwill recorded in business combinations prior to June 30, 2001 ceased effective March 31, 2002. Goodwill resulting from business combinations completed after June 30, 2001 will not be amortized.

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

     The following table reconciles net loss and loss per share as reported for the three and nine months ended December 31, 2002 and 2001 to net loss and loss per share as adjusted to exclude amortization expense, net of taxes, related to goodwill that is no longer being amortized:

                                               FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                      DECEMBER 31,                     DECEMBER 31,
                                                  2002           2001              2002             2001
                                              ------------   --------------   --------------   --------------
Reported net loss before extraordinary
   item ...................................   $  (411,438)   $  (2,422,519)   $  (1,846,085)   $  (6,975,346)
Reported net loss .........................      (411,438)      (2,422,519)      (1,846,085)      (6,975,346)
Add back:  Goodwill amortization ..........            --          588,901               --        1,766,703
Adjusted net loss .........................   $  (411,438)   $  (1,833,618)   $  (1,846,085)   $  (5,208,643)

Basic loss per share
   Reported net loss before extraordinary
     item .................................   $     (0.01)   $       (0.05)   $       (0.03)   $       (0.17)
   Reported net loss per share ............         (0.01)           (0.05)           (0.03)           (0.17)
   Add back:  goodwill amortization .......            --            (0.01)              --            (0.04)
   Adjusted net loss ......................   $     (0.01)   $       (0.04)   $       (0.03)   $       (0.13)

Diluted loss per share
   Reported net loss before extraordinary
     item .................................   $     (0.01)   $       (0.05)   $       (0.03)   $       (0.17)
   Reported net loss ......................         (0.01)           (0.05)           (0.03)           (0.17)
   Add back:  goodwill amortization .......            --            (0.01)              --            (0.04)
   Adjusted net loss ......................   $     (0.01)   $       (0.04)   $       (0.03)   $       (0.13)

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

     The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                                    For the Nine Months Ended
                                                                                          December 31,
                                                                                     -----------------------
                                                                                        2002         2001
                                                                                     -----------  ----------
                                                                                     (unaudited)  (unaudited)
Options outstanding under the Company's stock option plans ........................   1,520,000   3,920,000
Options granted outside the Company's stock option plans ..........................     621,750   1,050,250
Warrants issued in conjunction with convertible Series B preferred stock ..........     629,666     629,666
Warrants issued in conjunction with private placements ............................     531,500     531,500
Warrants issued as a financing cost for notes payable and convertible notes payable   3,409,685   2,520,500
Warrants issued in conjunction with lock-up agreements ............................     729,759     729,759
Warrants issued for services rendered .............................................   1,892,000   1,652,000
Warrants issued as part of the acquisition of US Dataworks, a Delaware corporation      336,000   1,000,000
Convertible Series A preferred stock ..............................................     640,000     640,000
Convertible Series B preferred stock ..............................................     629,666     629,666

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

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2002 consisted of the following:

           Furniture and fixtures                                 $    76,536
           Telephone equipment                                         93,798
           Computer equipment                                         149,739
           Computer software                                        1,183,000
           Leasehold improvements                                      13,517
                                                                  ------------
                                                                    1,516,590
           Less accumulated depreciation and amortization             604,772
                                                                  ------------
           TOTAL                                                  $   911,818
                                                                  ============

     Depreciation and amortization expense for the three months ended December 31, 2002 and 2001 was $74,058 and $134,370, respectively. Depreciation and amortization expense for the nine months ended December 31, 2002 and 2001 was $227,698 and $402,329, respectively. For the three and nine months ended December 31, 2001, $0 and $53,156 of depreciation and amortization expense was related to discontinued operations, respectively.

NOTE 6 - NOTES PAYABLE

     Notes payable at December 31, 2002 consisted of the following:

           Notes payable, interest at 6% per annum, unsecured,
               due in February 2003.                                  $   30,707
           Notes payable, interest at 12.2% per annum, unsecured,
               due in July 2003.                                          12,524
           Notes payable, interest at 10% per annum, unsecured,
               due in March, April, and August 2003.                      45,000
           Notes payable, interest at 12% per annum, unsecured,
               due in January 2003.                                       45,000
                                                                      ----------
                                                                         133,231
           Less current portion                                          133,231
                                                                      ----------
                Long-term portion                                     $       --
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

NOTE 10 - STOCKHOLDERS' DEFICIT

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

     -------------------------------------

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

NOTE 11 - RELATED PARTY TRANSACTIONS

     During the three and nine months ended December 31, 2002, the Company paid rent expense totaling $0 and $3,000 respectively, to an affiliated company, which is owned by significant stockholders of the Company.

NOTE 12 - SUBSEQUENT EVENTS

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

     On November 13, 2002, we formed a strategic alliance with BancTec, Inc., which we anticipate will promote our brand name and expand our client base.

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

     We believe that of the significant accounting policies used in the preparation of our financial statements (see Note 4 to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

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

     OPERATING EXPENSES

     Total operating expenses decreased by $610,000 or 52% to $554,446 for the three months ended December 31, 2002 from $1,164,446 for the three months ended December 31, 2001. The decrease was primarily attributable to a $588,901 decrease in the amortization of goodwill. The Company ceased the periodic amortization of goodwill as of March 31, 2002 (see Note 4 to the Financial Statements). Total operating expenses decreased by $1,908,165 or 53% to $2,115,171 for the nine months ended December 31, 2002 from $4,023,336 for the nine months ended December 31, 2001. This decrease in operating expenses for the nine month period was also due to a $1,766,703 decrease in the amortization of goodwill.

     OTHER EXPENSES

     Other expenses, including interest expense and financing costs, decreased during the three months ended December 31, 2002 primarily due to interest charges on our convertible promissory notes in the form of fixed conversion features and amounts allocated to warrants as a debt discount. Interest expense decreased by $61,922 or 26% to $178,399 for the three months ended December 31, 2002 from $240,321 for the three months ended December 31, 2001. Interest expenses decreased by $1,733,500 or 72% to $687,405 for the nine months ended December 31, 2002 from $2,420,905 for the nine months ended December 31, 2001. This decrease is attributable to the issuance in the prior year of approximately $2.3 million of convertible promissory notes that had substantial beneficial conversion features. These beneficial conversion features resulted in interest expense of $2 million that was expensed in the three months ended June 30, 2001.

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

     NET LOSS

     Net loss decreased by $2,011,081 or 83% to a net loss of $411,438 for the three months ended December 31, 2002 from $2,422,519 for the three months ended December 31, 2001. Net loss decreased by $5,129,261 or 74% to a net loss of $1,846,085 for the nine months ended December 31, 2002 from $6,975,346 for the nine months ended December 31, 2001.

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

FACTORS THAT MAY OUR AFFECT RESULTS

WE HAVE A GENERAL HISTORY OF LOSSES AND CANNOT ASSURE YOU THAT WE WILL OPERATE PROFITABLY IN THE FUTURE.

     We have incurred significant losses for the last two fiscal years and expect that our net losses and negative cash flow will continue for the foreseeable future. As of December 31, 2002, our accumulated deficit was $31,473,899. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements for the years ended March 31, 2002 and 2001 filed with our annual report on Form 10-KSB for fiscal year ended March 31, 2002, to the effect that our loss from operations for the year ended March 31, 2002, and the accumulated deficit at March 31, 2002 raise substantial doubt about our ability to continue as a going concern. We believe that our planned growth and profitability will depend in large part on our ability to continue to promote our brand name and gain and expand clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnerships, development of our client base, and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

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

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     The exhibits listed below are required by Item 601 of Regulation S-B.

         EXHIBIT
          NUMBER                  DESCRIPTION OF DOCUMENT
          ------                  -----------------------

          3(ii)*         Amended and Restated Bylaws.

          99.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. ss. 1350.
        ______________
       * Previously filed.

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

     3(ii)*         Amended and Restated Bylaws.

     99.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. ss. 1350.

     ________________
     * Previously filed.