Form 10KSB
period 2003-03-31
US DATAWORKS INC
filed 2003-07-15
CIK 1049505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549
                                   ----------

                                   FORM 10-KSB
                                   ----------
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 2003

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenue for fiscal year ended March 31, 2003: $2,168,125.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the price of such common equity as of June 20, 2003 as reported on the American Stock Exchange is $13,617,175. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

         Number of shares of Common Stock outstanding as of June 20, 2003:
62,664,638.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]


                                        US DATAWORKS, INC.

                                         TABLE OF CONTENTS

                                         2003 FORM 10-KSB
                                                                                              Page

PART I..........................................................................................1
         Item 1.     Description of Business....................................................1
         Item 2.     Description of Property....................................................3
         Item 3.     Legal Proceedings..........................................................3
         Item 4.     Submission of Matters to a Vote of Security Holders........................3

PART II.........................................................................................4
         Item 5.     Market for Common Equity and Related Stockholder Matters...................4
         Item 6.     Management's Discussion and Analysis and Results of
                     Operations.................................................................7
         Item 7.     Financial Statements.....................................................F-1
         Item 8.     Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.......................................14

PART III.......................................................................................15
         Item 9.     Directors, Executive Officers, Promoters and Control
                     Persons; Compliance with Section 16(a) of the Exchange
                     Act.......................................................................15
         Item 10.    Executive Compensation....................................................17
         Item 11.    Security Ownership of Certain Beneficial Owners and
                     Management and Related Stockholder Matters................................20
         Item 12.    Certain Relationships and Related Transactions............................21
         Item 13.    Exhibits and Reports on Form 8-K..........................................23
         Item 14.    Controls and Procedures...................................................24

                                     PART I

     When used in this Report, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the features, benefits, performance and utility of our current and future products and services, customer concentration, our efforts to develop and maintain strategic relationships, our ability to compete, growth of competition, competitive factors, our employee relations, statements regarding our critical accounting policies, adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth and profitability, investments in marketing and promotion, our need for future financing, our dependence on personnel and our ability to respond to rapid technological change. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to development of new products and services and their use by our potential customers, our ability to work with our strategic partners, our ability to retain and obtain customers, our ability to protect our proprietary rights, our ability to successfully gain market share, our dependence on a small number of customers, our ability to obtain future financing, and the risks set forth below under Item 6, "Management's Discussion and Analysis and Results of Operations - Factors That May Affect Our Results." These forward-looking statements speak only as of the date hereof. US Dataworks expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     All references to "US Dataworks," "we," "us," "our" or "the Company" means US Dataworks, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

     MICRworks, Returnworks, Remitworks and Remoteworks are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     US Dataworks is a developer of payment processing software, serving several of the top 25 banking institutions, top 10 credit card issuers, and the United States Government. We generate revenue from the licensing, system integration and maintenance of our core products: MICRworks, Returnworks, Remitworks and Remoteworks for the financial services industry. The software developed by us is designed to enable organizations to transition from traditional paper-based payment and billing processes to electronic payment solutions. US Dataworks' products include check processing, point-of-purchase transactions and turnkey Automated Clearing House, or ACH, payments. Our products are designed to provide organizations with an in-house solution that will complement and enhance such organizations' existing technologies, systems and operational workflow. US Dataworks' strategy is to identify, design and develop products that fill specific niches in the payment processing industry.

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

     RETURNWORKS. Our Returnworks software is integrated into an organization's existing system and can be adapted to meet the particular needs of an organization to create standard ACH payments and eliminate manual processing of return items. Each organization or location can define processing parameters and options to meet their unique requirements, including rules relating to returned payments and resubmission instructions.

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

     REMITWORKS. Our Remitworks software utilizes much of the technology that is incorporated into Returnworks. It is designed to convert paper check items into ACH payments enabling organizations to process higher volumes of transactions.

     REMITWORKS-DAEMON. Our customers require systems that process transactions ranging from thousands to millions per day. Remitworks - Daemon provides this scalability utilizing readily available commercial servers. As transaction volumes grow or time constraints shorten, a "Daemon" server can process 200,000 transactions per hour. Multiple servers can be added as needed to meet our customers' business requirements.

CUSTOMERS

     US Dataworks' customers include five of the top 25 banking institutions, four of the top 10 credit card issuers, and two United States Government agencies. For fiscal 2003, the Federal Reserve Bank and the May Company accounted for 14% and 10% of our net revenue, respectively. For fiscal 2002, the Federal Reserve Bank and American Express Company accounted for 40% and 10% of our net revenue, respectively.

STRATEGIC BUSINESS RELATIONSHIPS

     In fiscal 2003 and 2002, our strategic relationship with Checkfree Corporation, or Checkfree, accounted for 29% and 40% of our net revenue, respectively. Effective October 31, 2002, US Dataworks and Checkfree mutually agreed to terminate their strategic alliance. On November 13, 2002, we entered into a strategic relationship with BancTec, Inc., or BancTec, wherein BancTec became a reseller of our products to its customer base. BancTec provides solutions that transform complex data- and paper-intensive business processes using advanced imaging, workflow and e-business technologies. BancTec is also a leading provider of maintenance services for major computer companies, government and corporate customers. Although a customer for less than one-half of fiscal 2003, BancTec accounted for 16% of net revenue in fiscal 2003. We also have a key strategic alliance with Thomson Financial Publishing, a unit of Thomson Corporation, to incorporate its EPICWare database into our products. We plan to pursue additional strategic alliances to help increase market share.

COMPETITION

     Our competitors include E-Funds, Equifax, Wausau Financial Systems, J&B Software and Telecheck. The services offered by these competitors include electronic billing and payment, electronic funds transfer, payment solutions, reconciliation, checks by phone and recurring billing, as well as value-added services such as strategy consulting, marketing and technology infrastructure. The majority of these offerings are on an out-sourced basis, while our products offer an in-house solution.

     We believe that the principal competitive factors determining success in the financial services software market include:

     o    reputation for reliability and service;

     o    breadth and quality of services;

     o    technological innovation and understanding client needs;

     o    creative design and systems engineering expertise;

     o    easy-to-use software;

     o    effective customer support;

     o    processing speed and accuracy; and

     o    pricing.

     We believe we compete favorably with respect to these factors. However, the market for financial services software is relatively new, highly competitive, rapidly evolving and subject to rapid technological change. As the market grows, we expect competition to increase. Increased competition may result in price reductions and reduced margins.

     We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, we may fail to gain market share, lose existing market share and our business and financial condition could suffer.

PATENTS AND TRADEMARKS

     US Dataworks has applied for patents on ChecKey and Returnworks. We have also applied for trademarks on the names of our premier products and services, including MICRworks, RCKworks, Returnworks, Remitworks, Remoteworks and ZeroPass. All applications are still pending.

GOVERNMENT REGULATION

     As a processor of ACH payments, we must comply with federal laws governing the processing of electronic transactions. We are in compliance with all federal laws and work closely with NACHA to ensure our systems remain both compliant with the laws and regulations, as well as NACHA guidelines.

EMPLOYEES

     As of May 31, 2003, we have 13 employees, all of which are full-time employees. We are not a party to any collective bargaining agreement with our employees. We believe our employee relations to be good.

RESEARCH AND DEVELOPMENT

     For fiscal 2003 and 2002 we spent approximately $148,000 and $122,000, respectively, on research and development activities.

ITEM 2. DESCRIPTION OF PROPERTY

     Our principal executive offices, currently consisting of 6,695 square feet of office space, are located at 5301 Hollister Road, Suite 250, Houston, Texas 77040, which is leased through July 2007.

ITEM 3. LEGAL PROCEEDINGS

     On July 19, 2002, an individual and former director of US Dataworks, H. J. Frazier, filed a lawsuit against US Dataworks in Los Angeles Superior Court alleging breach of debenture agreement. In the complaint, the plaintiff prays for damages in the amount of $275,000, plus prejudgment interest and cost of suit. US Dataworks and Mr. Frazier reached a settlement pursuant to which US Dataworks paid six monthly payments in the amount of $23,800 per month until March 1, 2003. US Dataworks also agreed to pay Mr. Frazier's attorney's fees and costs, up to a maximum of $5,000, and reimburse Mr. Frazier for the cost of the suit. On March 1, 2003, US Dataworks had the option to pay the remaining balance or to make monthly payments in the amount of $26,167 through August 1, 2003. US Dataworks chose to make monthly payments and is current on this obligation. Upon payment in full, Mr. Frazier will dismiss the lawsuit with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

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

                                                              HIGH       LOW
                                                              ----       ---
     FISCAL 2003
         First Quarter....................................  $  0.37    $   0.14
         Second Quarter...................................     0.29        0.09
         Third Quarter....................................     0.35        0.13
         Fourth Quarter...................................     0.25        0.10

     FISCAL 2002
         First Quarter....................................  $  1.12    $   0.37
         Second Quarter...................................     0.60        0.06
         Third Quarter....................................     0.40        0.14
         Fourth Quarter...................................     0.61        0.16

     As of June 20, 2003, there were approximately 394 record holders of our common stock.

DIVIDEND POLICY

     US Dataworks has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business.

RECENT SALES OF UNREGISTERED SECURITIES

     At various times between January 1, 2003 and March 31, 2003, we issued units through private placements, each consisting of a convertible promissory note and warrant to purchase shares of our common stock. The following table summarizes these transactions:

                                                                                          Terms of
   Date               Unit Price ($)       Title of Security           Amount Sold   Conversion/Exercise
   ----               --------------       -----------------           -----------   -------------------
February 13, 2003         $40,000        Convert. Promissory Note        $40,000            (1)
                                                 Warrant                  30,000      $0.09 per share
March 4, 2003             $30,000        Convert. Promissory Note        $30,000            (1)
                                                 Warrant                  22,500      $0.09 per share
March 4, 2003             $50,000        Convert. Promissory Note        $50,000            (1)
                                                 Warrant                  37,500      $0.09 per share
---------------------

     (1) The conversion price is equal to 80% of the average closing price of our common stock during the 20 trading days immediately prior to the conversion date, however the conversion price cannot be less than $0.12.

     On May 5, 2003, we extended the terms of four convertible promissory notes issued in March 2001 for an aggregate principal amount of $887,500 until September 2003 and issued warrants to purchase an aggregate of 2,840,000 shares of our common stock. On June 25, 2003, we further amended these notes such that 80.37% of the outstanding principal balance, plus accrued unpaid interest, converted into 10,444,745 shares of our common stock at a conversion price of $0.07 per share. At the holder's option, the remaining balance may convert at an exercise price of $0.07 per shares on September 30, 2003. In connection with this June 25, 2003 transaction, we cancelled the warrants issued on May 5, 2003 and issued new warrants to purchase an aggregate of 2,840,000 shares of our common stock at an exercise price of $0.07 per share. Under the terms of the agreement, the holders agreed to exercise the warrants through a net issuance exercise. By doing so, the aggregate number of shares issued upon exercise of the warrants was 1,936,364 shares.

     On June 25, 2003, we issued to an accredited investor an 8% Convertible Promissory Note for $200,000. The accrued interest is payable on September 30, 2003, December 31, 2003, March 30, 2004 and June 30, 2004. The maturity date is June 25, 2004. At any time the holder of the note may elect to convert, in whole or in part, the principal balance and accrued unpaid interest, if any, into shares of our common stock at a conversion price of $0.07 per share. In connection with the note, we issued the holder a warrant to purchase 200,000 shares of our common stock at an exercise price of $0.07. On June 30, 2003, the investor elected to convert the balance of the note and exercise the warrant through a net issuance. As a result, the aggregate number of shares of our common stock issued upon conversion of the note and exercise of the warrant was 2,993,505 shares.

     On June 6, 2003, we entered into a Note and Warrant Purchase Agreement with La Jolla Cove Investors, Inc. and Mr. Ramey. This Note and Warrant Purchase Agreement was entered into in order to settle our obligations under prior notes and warrants entered into in 2001 and 2002 with La Jolla Cove, including our obligation to file a registration statement on Form S-3 for the resale of any shares issued to La Jolla Cove upon conversion or exercise of its notes and warrants. Pursuant to this agreement, we (a) made a cash payment of $35,000 to La Jolla Cove, (b) issued a promissory note for $445,000 bearing an interest rate of 8% per annum with a maturity date of November 30, 2004, and (c) issued a warrant to purchase up to $1,000,000 of our common stock at an exercise price equal to the greater of (i) $0.06 per share or (ii) 50% of average closing price of our common stock as listed on the American Stock Exchange for the ten trading days immediately prior to the exercise of the warrant. In no event may La Jolla Cove acquire more than 11,500,00 shares of our common stock. If La Jolla Cove elects to use a cashless exercise of the warrant and the exercise price is $0.06 per share, then the number of shares La Jolla Cove may acquire will be calculated based on there being a total of 4,166,666 shares issued upon full exercise of the warrant. In connection with the 2002 transaction we issued to La Jolla Cove a convertible note and warrant and Mr. Ramey entered into a Security Agreement with La Jolla Cove whereby he personally guaranteed our obligations under the transaction. Pursuant to the Note and Warrant Purchase Agreement, Mr. Ramey's personal guaranty was amended and limited to any outstanding balance owed by us under the new note issued on June 6, 2003.

     On June 6, 2003 and June 7, 2003, we issued to two accredited investors convertible promissory notes bearing an interest rate of 10% per annum in an aggregate principal amount of $100,000. The accrued interest is payable on September 1, 2003, December 1, 2003, March 1, 2004 and June 1, 2004. The maturity date is June 6, 2004 and June 7, 2004, respectively. At any time the investors may elect to convert, in whole or in part, the principal balance and accrued but unpaid interest, if any, into shares of our common stock at a conversion price of $0.09 per share. In connection with these notes, we issued to the investors warrants to purchase a total of 75,000 shares of our common stock at an exercise price of $0.09 per share.

     On June 30, 2003, we sold to five accredited investors an aggregate of 5,555,554 shares of our common stock for an aggregate purchase price of $500,000 pursuant to a Securities Purchase Agreement. In connection with this agreement, we issued warrants to purchase an aggregate of 750,000 shares of our common stock with an exercise price of $0.268 per share. The warrants may be exercised at any time after June 30, 2003. However, an investor will not be permitted to exercise a warrant to the extent that the number of shares of common stock beneficially owned by such investor taken together with the number of shares to be issued upon exercise of the warrant equals or exceeds 4.999% of our then issued and outstanding shares of common stock. Pursuant to a registration rights agreement, we agreed to file a registration statement for the resale of the shares of our common stock purchased by the investors, including shares issued upon exercise of the warrants.

     On June 30, 2003, we entered into an agreement with an institutional investor for an equity line financing of up to $4,000,000. The institutional investor has agreed to purchase our common stock at 87% percent of the volume weighted average price on the date in question during each draw down pricing period, subject to certain adjustments as set forth in the agreement. We may sell up to $4,000,000 of our common stock, with a minimum commitment of $1,500,000, to the institutional investor under the equity line on trading days on which our closing price per share is $0.10 or more. Subject to the satisfaction of the minimum closing price and certain other conditions, we have the right to determine the timing and amount of each sale so long as the sale will not cause the institutional investor to own more than 4.999% of our outstanding common stock. Pursuant to a registration rights agreement, we agreed to file a registration statement for the resale of the shares of our common stock issued to the institutional investor in connection with the equity line.

     On June 30, 2003, we entered into a Convertible Debentures and Warrants Agreement with an accredited investor. Pursuant to this agreement the investor purchased a debenture in the principal amount of $500,000 bearing an interest rate of

5% per annum. In addition, the investor may purchase additional debentures, at our sole discretion, in an amount not to exceed 60% of the net proceeds from the investor's sale of our common stock issued upon conversion of the investor's shares of our Series A Convertible Preferred Stock. The debentures may be converted into shares of our common stock at any time at a conversion price equal to the closing bid price of our common stock as listed on the American Stock exchange on the trading day immediately before the date of conversion. The investor will also receive warrants to purchase 1,000 shares of our common stock for every $10,000 paid in connection with the purchase of a debenture. The exercise price will be equal to $0.301 per share. The aggregate number of shares issued upon conversion of the debentures and exercise of the warrants may not equal more than 13,110,150 shares, or 19.99% of the outstanding shares of our common stock.

     During fiscal 2003 and 2002, we issued promissory notes in an aggregate principal amount of $1,353,000 to Mr. Ramey, our Chief Executive Officer bearing an interest rate of 12% per annum. On July 10, 2003, we consolidated these promissory notes into one promissory note for $1,353,000, bearing an interest rate of 7% per annum, pursuant to the Subordinated, Convertible Note and Warrant Agreement. Subject to shareholder approval, this promissory note may be converted into shares of our common stock at a conversion price equal to the lesser of (i) $0.16 per share or (ii) the closing bid price of our common stock as listed on the American Stock Exchange on the trading day immediately prior to the date of a change of control of US Dataworks or the date of Mr. Ramey's notice of voluntary conversion of the promissory note. Alternatively, if the Company sells shares of Series C Preferred Stock for gross proceeds of $7,500,000, then the promissory note will automatically convert into shares of Series C Preferred Stock at a conversion price equal to the Series C Preferred Stock purchase price. In connection with this promissory note, we issued to Mr. Ramey a warrant to purchase 8,456,250 shares of our common stock at an exercise price of $0.16 per share. The principal amount and accrued interest is due and payable upon demand after July 10, 2004.

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

     We believe that of the significant accounting policies used in the preparation of our consolidated financial statements (see Note 3 to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

     REVENUE RECOGNITION

     We license our software products under non-exclusive, non-transferable license agreements. Our license agreements do not require significant production, modification or customization, and accordingly we recognize revenue when the license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable and collectibility is probable. If the agreement includes a separate fee for maintenance services, we recognize revenue ratably over the term of the agreement. If any professional services are provided in conjunction with the installation of the software licensed, revenue is recognized when those services have been provided.

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

     REVENUE

     Revenue from continuing operations were $2,168,125 in fiscal 2003 and $1,048,954 in fiscal 2002. The revenue in fiscal 2003 and 2002 was solely attributable to the licensing, maintenance and service activities related to the software products acquired by the Company in its acquisition of Dataworks. The increase in revenue from fiscal 2002 to fiscal 2003 was primarily attributable to an increase in the number of customers licensing our software products.

     COST OF REVENUE

     Cost of revenue principally includes the cost of personnel who perform the services associated with our software maintenance and installation revenue activities. Total cost of revenue increased by $171,269 or 47% from $366,394 in fiscal 2002 to $537,663 in fiscal 2003. The increase was principally due to an increase in personnel performing maintenance and programming services as a result of an increase in our customer base.

     OPERATING EXPENSES

     Total operating expenses decreased by $2,038,298 or 38% from $5,374,351 in fiscal 2002 to $3,336,053 in fiscal 2003. The decrease was primarily attributable to an increase of $254,414 in general and administrative expenses offset by a $2,355,604 decrease in the amortization of goodwill. As discussed in
Note 3 to the Financial Statements and pursuant to SFAS 142, amortization of our goodwill ceased effective March 31, 2002. Accordingly, no goodwill amortization was recorded in fiscal 2003.

     OTHER EXPENSES

     Other expenses, including interest expense and financing costs, decreased during fiscal 2003 primarily due to a decrease in the number and amount of debt and equity financing transactions. Interest expense decreased by $1,609,815 or 64% from $2,534,125 in fiscal 2002 to $924,310 in fiscal 2003. During fiscal 2003, we incurred financing costs of $492,239 as compared to $2,362,844 in fiscal 2002. These decreases were primarily attributable to a decrease in the number of issuances of shares of our common stock pursuant to certain antidilution provisions, lock up agreements and interest charges on our convertible promissory notes in the form of fixed conversion features, warrants to purchase shares of our common stock and shares of common stock.

     NET LOSS

     Net loss decreased by $7,892,904 or 72% from a net loss of $11,009,621 in fiscal 2002 to a net loss of $3,116,717 in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $125,452 to $8,564 at March 31, 2003 from $134,016 at March 31, 2002. Cash used for operating activities was $1,155,614 in fiscal 2003 compared to $2,273,286 in fiscal 2002, of which $883,424 was used in discontinued operating activities. Net loss from continuing operations reduced cash by $3,116,717 and $9,589,746 in fiscal 2003 and fiscal 2002, respectively.

     Cash used for investing activities for fiscal 2003 and 2002 consisted of the purchase of property and equipment and repayments to our affiliates totaling $66,317 and $35,136, respectively

     Financing activities provided cash of $1,096,479 in fiscal 2003 and included the issuance of $1,104,103 in promissory notes, $822,500 in convertible promissory notes and $22,510 from the exercise of warrants to purchase shares of our common stock and the collection of stock subscription receivables.

     Financing activities provided cash of $1,283,208 in fiscal 2002 and included the issuance of $541,000 in promissory notes, $1,065,000 in convertible promissory notes and $300,000 proceeds from the sales of our common stock.

     We recognize the need for the infusion of cash during fiscal 2004 and are actively pursuing various financing options. However, there can be no assurance that we will be able to raise additional funds on favorable terms or at all.

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

     These conditions raise substantial doubt about our ability to continue as a going concern. As disclosed in the financial statements for the year ended March 31, 2003, the opinion of our independent auditor included an explanatory fourth paragraph stating that there is substantial doubt about our ability to continue as a going concern.

     Our contractual obligations, which are described elsewhere in our financial statements have been summarized in the table below:

                                                                         Payments Due In
                                                   ------------------------------------------------------------
                                 Balance as of
   Contractual Obligations       March 31, 2003       2004       2005        2006        2007         2008
------------------------------ ------------------- ----------- ---------- ----------- ----------- -------------
       Operating lease              485,529         120,703     122,259    125,468     117,099         --
        Capital lease                6,992           6,992        --          --          --           --

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of this statement did not have a material impact on our financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is effective for fiscal years beginning after June 15, 2002. We do not expect adoption of SFAS No. 143 to have a material impact on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. We adopted this statement on April 1, 2002 and it did not have a material impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002 and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We will adopt this statement on April 1, 2003 and do not anticipate that it will have a material impact on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The adoption of SFAS No. 146 did not impact our financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. We do not expect adoption of SFAS No. 147 to have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. We have adopted the disclosure requirements of SFAS No. 148. The transition methods will not have a material impact on our financial statements as management does not have any intention to change to the fair value method.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characters of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect adoption of SFAS No. 150 to have a material impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT OUR RESULTS

WE HAVE A GENERAL HISTORY OF LOSSES AND CANNOT ASSURE YOU THAT WE WILL OPERATE PROFITABLY IN THE FUTURE.

     We have incurred losses for the last two fiscal years and expect that our net losses and negative cash flow will continue for the foreseeable future. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements, included elsewhere in this Report for the years ended March 31, 2003 and 2002, to the effect that our loss from operations for the year ended March 31, 2003, and the accumulated deficit at March 31, 2003 raise substantial doubt about our ability to continue as a going concern. We have incurred significant losses in the last two years. As of March 31, 2003, our accumulated deficit was $32,744,531. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain and expand clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing and promotion, development of our client base and development of our marketing technology and operating infrastructure.

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

      Our principal shareholders, executive officers, directors and their affiliates, in the aggregate, own more than 37% of our outstanding common stock. These shareholders, if they act together, will be able to control our management and affairs and all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, this concentration of ownership may delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

     As of June 20, 2003, there were approximately 62,664,638 shares of common stock outstanding, of which at least 21,673,531 are restricted securities under the Securities Act, a minority of which are held by affiliates of US Dataworks. These restricted securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If these holders sell in the public market, these sales could cause the market price of our common stock to decline. This also could make it more difficult for us to raise funds through future offerings of our common stock.

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

ITEM 7. FINANCIAL STATEMENTS


                               US DATAWORKS, INC.
                                TABLE OF CONTENTS
                                 -------------


                                                                          PAGE

Report of Independent Accountants                                         F-2

Independent Auditors' Report                                              F-3

Financial Statements:

  Balance Sheet as of March 31, 2003                                      F-4

  Statements of Operations for the years ended
    March 31, 2003 and 2002                                               F-5

  Statements of Stockholders' Equity for the
    years ended March 31, 2003 and 2002                                   F-6

  Statements of Cash Flows for the years ended
    March 31, 2003 and 2002                                               F-9

Notes to Financial Statements                                             F-11

                        REPORT OF INDEPENDENT ACCOUNTANT



Board of Directors and Stockholders
US Dataworks, Inc.



We have audited the accompanying balance sheet of US Dataworks, Inc. as of March 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Dataworks, Inc. as of March 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended March 31, 2003, the Company incurred a net loss of $(3,116,717), and it had negative cash flows from operations of $(1,155,614). In addition, the Company had an accumulated deficit of $(32,744,531) at March 31, 2003. These factors, among others, as discussed in
Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for goodwill and other intangibles in fiscal year 2003.



/s/ Ham, Langston & Brezina, LLP
Houston, Texas
July 11, 2003

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
US Dataworks, Inc. (formerly Sonicport, Inc.)
and Subsidiary


We have audited the accompanying consolidated balance sheet of US Dataworks, Inc. (formerly Sonicport, Inc.) and subsidiary as of March 31, 2002, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Dataworks, Inc. (formerly Sonicport, Inc.) and subsidiary as of March 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended March 31, 2002, the Company incurred a net loss of $11,009,621, and it had negative cash flows from operations of $2,273,286. In addition, the Company had an accumulated deficit of $29,627,814 at March 31, 2002. The factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, the Company previously recorded the acquisition of US Dataworks in a manner similar to a pooling of interests. Management has reassessed the facts and circumstances of the transaction and has changed the method used to record the acquisition from a manner similar to a pooling of interests to the purchase method, which is in conformity with accounting principles generally accepted in the United States of America. At March 31, 2002, the change in accounting method has resulted in an increase in property and equipment, net of $946,400, goodwill increased $14,133,629 and stockholders' equity increased $15,080,029.


                                      /s/ Singer Lewak Greenbaum & Goldstein LLP

Los Angeles, California
June 7, 2002 (except for Note 1, as
to which the date is May 5, 2003)


                                    US DATAWORKS, INC.
                                      BALANCE SHEET
                                      MARCH 31, 2003
ASSETS
------
Current assets:
  Cash and cash equivalents                                                 $      8,564
  Accounts receivable                                                            469,781
  Prepaid expenses and other current assets                                      180,920
                                                                            -------------
    Total current assets                                                         659,265

Property and equipment, net                                                      822,796

Goodwill, net                                                                 14,133,629

Other assets                                                                      22,424
                                                                            -------------
      Total assets                                                          $ 15,638,114
                                                                            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable                                                             $    172,990
  Notes payable - related parties                                              1,612,000
  Current portion of capital lease obligations                                     6,728
  Current portion of convertible promissory notes, net of
    unamortized discount of $18,954                                            1,425,447
  Deferred revenue                                                               241,450
  Accounts payable                                                               704,351
  Accrued expenses                                                               896,643
  Interest payable, including $94,075 to related parties                         107,588
  Due to related party                                                            81,885
  Note Payable related to discontinued operations                                961,627
                                                                            -------------
    Total current liabilities                                                  6,210,709

Convertible promissory notes, net of current portion                             150,000
                                                                            -------------
      Total liabilities                                                        6,360,709
                                                                            -------------
Commitments and Contingencies

Stockholders' Equity:

  Convertible Series A preferred stock, $0.0001 par value; 800,000 shares authorized; 640,000 shares issued and outstanding;
    $2.50 liquidation preference, dividends of $481,028 in arrears                    64
  Convertible Series B preferred stock, $0.0001 par value; 700,000 shares authorized; 629,666 shares issued and outstanding;
    $0.75 liquidation preference, dividends of $99,814 in arrears                     63
  Common stock, $0.0001 par value; 90,000,000 shares authorized;
    59,535,672 shares issued and outstanding                                       5,954
Common stock committed, 362,434 shares                                            48,000
Additional paid-in capital                                                    41,967,855
Accumulated deficit                                                          (32,744,531)
                                                                            -------------
      Total stockholders' equity                                               9,277,405
                                                                            -------------
        Total liabilities and stockholders' equity                          $ 15,638,114
                                                                            =============

        The accompanying notes are an integral part of these financial statements.

                                   US DATAWORKS, INC.

                                STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


                                                              2003             2002
                                                          -------------   -------------
Revenues:
  Software licensing revenues                             $  1,250,783    $    317,500
  Software maintenance revenues                                291,759         159,100
  Professional services revenues                               625,583         572,354
                                                          -------------   -------------
    Total revenues                                           2,168,125       1,048,954
                                                          -------------   -------------
Cost of Sales                                                  537,663         366,394
                                                          -------------   -------------
    Gross Profit                                             1,630,462         682,560
                                                          -------------   -------------
Operating expenses:
  General and administrative                                 2,951,883       2,697,469
  Depreciation and amortization                                301,002       2,676,882
  Loss on disposal of property and equipment                    83,168              --
                                                          -------------   -------------
    Total operating expenses                                 3,336,053       5,374,351
                                                          -------------   -------------
Loss from operations                                        (1,705,591)     (4,691,791)
                                                          -------------   -------------
Other income (expense):
  Interest income                                                   --           3,630
  Financing costs                                             (492,239)     (2,362,844)

  Interest expense                                            (787,234)     (2,307,899)
  Interest expense - related parties                          (137,076)       (226,226)
  Other income (expense)                                         5,423          (3,000)
                                                          -------------   -------------
    Total other income (expense)                            (1,411,126)     (4,896,339)
                                                          -------------   -------------
Loss before provision for income taxes                      (3,116,717)     (9,588,130)

Provision for income taxes                                          --           1,616
                                                          -------------   -------------
Loss from continuing operations before discontinued
  operations and extraordinary item                         (3,116,717)     (9,589,746)

Discontinued operations:
  Loss from operations of discontinued division, net of
    provision for income taxes of $-0-                              --      (1,419,875)
                                                          -------------   -------------
Net loss                                                  $ (3,116,717)   $(11,009,621)
                                                          =============   =============
Preferred stock dividends                                           --         264,698
                                                          =============   =============
Net loss available to common shareholders                 $ (3,116,717)   $(11,274,319)
                                                          =============   =============
Basic and diluted loss per share:
  From continuing operation                               $      (0.05)   $      (0.21)
  From discontinued operations                                      --           (0.03)
                                                          -------------   -------------
    Total basic and diluted loss per share                $      (0.05)   $      (0.24)
                                                          =============   =============
Basic and diluted weighted-average shares outstanding       57,391,345      45,158,726
                                                          =============   =============

       The accompanying notes are an integral part of these financial statements.

                                                   US DATAWORKS, INC.
                                           STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                  Preferred Stock
                              ----------------------------------------------------------
                                  Convertible Series A         Convertible Series B               Common Stock
                              ----------------------------  ----------------------------  ----------------------------
                                 Shares         Amount         Shares         Amount         Shares         Amount
                              -------------  -------------  -------------  -------------  -------------  -------------
Balance, March 31, 2001            640,000   $         64        642,999   $         64     43,498,786   $      4,350

Rescission of Series B
  Preferred Stock                       --             --        (13,333)            (1)            --             --
Common stock committed for
  Conversion of convertible
   promissory notes                     --             --             --             --             --             --
Common stock issuance costs             --             --             --             --             --             --
Warrants issued for
  Financing costs of
   promissory notes                     --             --             --             --             --             --
  Lock-up agreements                    --             --             --             --             --             --
  Services rendered                     --             --             --             --             --             --
Interest from fixed
  conversionfeatures                    --             --             --             --             --             --
Common stock issued for
  Cash                                  --             --             --             --      1,795,398            179
  Exercise of warrants                  --             --             --             --         10,000              1
  Committed stock                       --             --             --             --        475,000             47
  Services rendered                     --             --             --             --      1,868,857            187
  Employee severance                    --             --             --             --         20,000              2
  Lock-up agreements                    --             --             --             --        804,516             80
  Financing costs                       --             --             --             --      3,725,895            373
Common stock issued with
  promissory notes                      --             --             --             --         76,000              8
Subscription receivable                 --             --             --             --             --             --

continued below

                                  Common       Additional
                                   Stock         Paid-In       Treasury       Accumulated    Subscription
                                 Committed      Capital         Stock          Deficit       Receivable       Total
                               -------------  -------------  -------------  -------------  -------------  -------------
Balance, March 31, 2001        $    255,000   $ 35,535,415             --   $(18,353,495)            --   $ 17,441,398

Rescission of Series B
  Preferred Stock                        --         (9,999)            --             --             --        (10,000)
Common stock committed for
  Conversion of convertible
   promissory notes               1,424,259             --             --             --      1,424,259
Common stock issuance costs              --        (75,968)       (75,968)
Warrants issued for
  Financing costs of
   promissory notes                      --        314,022             --             --             --        314,022
  Lock-up agreements                     --         11,520             --             --             --         11,520
  Services rendered                      --         64,000             --             --             --         64,000
Interest from fixed
  conversionfeatures                     --        747,660             --             --             --        747,660
Common stock issued for
  Cash                                   --        349,821             --             --             --        350,000
  Exercise of warrants                   --          2,999             --             --             --          3,000
  Committed stock                  (255,000)       254,953             --             --             --             --
  Services rendered                      --        178,999             --             --             --        179,186
  Employee severance                     --         11,518             --             --             --         11,520
  Lock-up agreements                     --        240,525             --             --             --        240,605
  Financing costs                        --      2,123,050             --             --             --      2,123,423
Common stock issued with
  promissory notes                       --         26,236             --             --             --         26,244
Subscription receivable                  --        (28,990)            --             --        (21,010)       (50,000)




                       The accompanying notes are an integral part of these financial statements.




                                                   US DATAWORKS, INC.
                                           STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                  Preferred Stock
                              ----------------------------------------------------------
                                  Convertible Series A         Convertible Series B               Common Stock
                              ----------------------------  ----------------------------  ----------------------------
                                 Shares         Amount         Shares         Amount         Shares         Amount
                              -------------  -------------  -------------  -------------  -------------  -------------
Common stock returned for
  notes payable                         --             --             --             --             --             --
Cancellation of treasury stock          --             --             --             --     (1,528,000)          (153)
Preferred dividends                     --             --             --             --             --             --
Net loss                                --             --             --             --             --             --
                              -------------  -------------  -------------  -------------  -------------  -------------
Balance, March 31, 2002            640,000   $         64        629,666   $         63     50,746,452   $      5,074
                              =============  =============  =============  =============  =============  =============

continued below

                                  Common       Additional
                                   Stock         Paid-In       Treasury       Accumulated    Subscription
                                 Committed       Capital        Stock          Deficit       Receivable       Total
                               -------------  -------------  -------------  -------------  -------------  -------------
Common stock returned for
  notes payable                          --             --       (220,000)            --             --       (220,000)
Cancellation of treasury stock           --       (219,847)       220,000             --             --             --
Preferred dividends                      --             --             --       (264,698)            --       (264,698)
Net loss                                 --             --             --    (11,009,621)            --    (11,009,621)
                               -------------  -------------  -------------  -------------  -------------  -------------
Balance, March 31, 2002          $1,424,259   $ 39,525,914   $         --   $(29,627,814)  $    (21,010)   $11,306,550
                               =============  =============  =============  =============  =============  =============




                       The accompanying notes are an integral part of these financial statements.

                                                   US DATAWORKS, INC.
                                           STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                  Preferred Stock
                              ----------------------------------------------------------
                                  Convertible Series A         Convertible Series B               Common Stock
                              ----------------------------  ----------------------------  ----------------------------
                                 Shares         Amount         Shares         Amount         Shares         Amount
                              -------------  -------------  -------------  -------------  -------------  -------------
Balance, March 31, 2002            640,000   $         64        629,666   $         63     50,746,452   $      5,074

Common stock committed for
  conversion of convertible
  promissory notes                      --             --             --             --             --             --
Warrants issued for services
  rendered                              --             --             --             --             --             --
Interest from fixed
  conversion features                   --             --             --             --             --             --
Common stock issued for
  Exercise of warrants                  --             --             --             --          6,250              1
  Committed stock                       --             --             --             --      6,409,709            641
  Services rendered                     --             --             --             --      1,008,750            101
  Notes payable conversion              --             --             --             --        833,334             83
  Financing costs                       --             --             --             --        445,137             45
  Other                                 --             --             --             --         11,740              1
Subscription receivable                 --             --             --             --         74,300              8
Net loss                                --             --             --             --             --             --
                              -------------  -------------  -------------  -------------  -------------  -------------
Balance, March 31, 2003            640,000   $         64        629,666   $         63     59,535,672   $      5,954
                              =============  =============  =============  =============  =============  =============

continued below


                                  Common       Additional
                                   Stock         Paid-In       Treasury       Accumulated    Subscription
                                 Committed       Capital        Stock          Deficit       Receivable       Total
                               -------------  -------------  -------------  -------------  -------------  -------------
Balance, March 31, 2002          $1,424,259   $ 39,525,914   $         --   $(29,627,814)  $    (21,010)   $11,306,550

Common stock committed for
  conversion of convertible
  promissory notes                  178,000             --             --             --             --   $    178,000
Warrants issued for services
  rendered                              --          69,371             --             --             --         69,371
Interest from fixed
  conversion features                   --         393,851             --             --             --        393,851
Common stock issued for
  Exercise of warrants                  --           1,499             --             --             --          1,500
  Committed stock               (1,554,259)      1,553,618             --             --             --             --
  Services rendered                     --         223,015             --             --             --        223,116
  Notes payable conversion              --          99,917             --             --             --        100,000
  Financing costs                       --          97,371             --             --             --         97,416
  Other                                 --           3,299             --             --             --          3,300
Subscription receivable                 --              --             --             --         21,010         21,018
Net loss                                --              --             --     (3,116,717)            --     (3,116,717)
                               -------------  -------------  -------------  -------------  -------------  -------------
Balance, March 31, 2003        $     48,000   $ 41,967,855   $         --   $(32,744,531)  $         --   $  9,277,405
                               =============  =============  =============  =============  =============  =============






                       The accompanying notes are an integral part of these financial statements.


                                    US DATAWORKS, INC.
                                 STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                                  2003           2002
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss from continuing operations                         $(3,116,717)   $(9,589,746)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization of property and equipment       301,002        321,278
    Amortization of goodwill                                           --      2,355,604
    Loss on disposal of property and equipment                     83,168             --
    Interest charges on convertible promissory notes              583,322      2,280,364
    Issuance of stock for services rendered                       223,116        179,186
    Issuance of stock for employee severance                           --         11,520
    Issuance of stock for lock-up agreement                            --        240,605
    Issuance of stock for financing costs                          97,416      2,123,423
    Issuance of warrants for lock-up agreements                        --         11,520
    Issuance of warrants for services                              69,371         64,000
    Accrual for settlement of promissory note                     365,000             --
    Other                                                           3,300             --
     Changes in operating assets and liabilities:
      Accounts receivable                                        (299,108)         8,910
      Work in progress                                             11,312        (11,312)
      Prepaid expenses and other current assets                  (134,027)        26,046
      Other assets                                                 10,382        (13,212)
      Deferred revenue                                            (21,473)       262,923
      Accounts payable                                            258,292        102,412
      Accrued expenses                                            272,475        194,779
      Interest payable                                               (873)        36,472
      Interest payable - related parties                           85,681          5,366
      Other                                                        52,747             --
                                                              ------------   ------------
        Net cash used in continuing operations                 (1,155,614)    (1,389,862)
        Net cash used in discontinued operations                       --       (883,424)
                                                              ------------   ------------
        Net cash used in operating activities                  (1,155,614)    (2,273,286)
                                                              ============   ============
Cash flows from investing activities:
  Purchase of property and equipment                              (38,938)       (23,517)
  Repayments to related parties                                   (27,379)       (11,619)
                                                              ------------   ------------
        Net cash used in investing activities                     (66,317)       (35,136)
                                                              ============   ============

        The accompanying notes are an integral part of these financial statements.

                               US DATAWORKS, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                        2003            2002
                                                     ------------   ------------
Cash flows from financing activities:
  Payments on capital lease obligations                  (18,068)       (10,157)
  Proceeds from notes payable                             51,103        145,000
  Repayment of notes payable                            (327,698)      (103,969)
  Proceeds from notes payable - related party          1,053,000        396,000
  Repayment of notes payable - related party             (96,000)       (11,000)
  Proceeds from convertible promissory notes             822,500      1,065,000
  Repayment of convertible promissory notes             (175,000)      (150,000)
  Repayment of note from discontinued operation         (235,868)            --
  Proceeds from common stock                                  --        300,000
  Stock issuance costs                                        --        (75,968)
  Proceeds from subscription receivables                  21,010             --
  Proceeds from exercise of warrants                       1,500          3,000
  Rescission of preferred stock                               --        (10,000)
  Payment of dividends                                        --       (264,698)

        Net cash provided by financing activities      1,096,479      1,283,208
                                                     ------------   ------------
Net decrease in cash and cash equivalents               (125,452)    (1,025,214)
Cash and cash equivalents, beginning of year             134,016      1,159,230
                                                     ------------   ------------
Cash and cash equivalents, end of year               $     8,564    $   134,016
                                                     ============   ============

Supplemental disclosures of cash flow information

  Interest paid                                      $   206,380    $   265,302

  Income taxes paid                                  $        --    $     1,616
================================================================================


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

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


1.     ORGANIZATION AND BUSINESS
       -------------------------

       GENERAL

       US Dataworks, Inc. (the "Parent" or the "Company"), a Nevada corporation, develops, markets, and supports payment processing software for the financial services industry. Its customer base includes many of the largest financial institutions as well as credit card companies, government institutions, and high-volume merchants in the United States. It also has a strategic alliance with BancTec, Inc. and through October 2002, with CheckFree Corporation to license the Parent's software for its banking customers and Thomson Financial Publishing, a unit of Thomson Corporation, to incorporate its EPICWare database into the Parent's products. Prior to acquiring US Dataworks, Inc., a Delaware corporation, the Parent was a financial services company specializing in the integration of proprietary software applications with Applications Service Provider ("ASP") services and an internet service provider ("ISP"). During July and December 2001, the Parent started shutting down its ISP and ASP operations, respectively, and at March 31, 2002 all ISP and ASP activities had ceased.

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

       RESTATEMENT
       -----------

       The Company previously recorded the acquisition of US Dataworks in a manner similar to a pooling of interests. Management has reassessed the facts and circumstances of the transaction and has changed the method used to record the acquisition from a manner similar to a pooling of interests to the purchase method, which is in conformity with generally accepted accounting principles. The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, and shareholders' deficit as of and for the year ended March 31, 2002 is as follows:

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


1.     ORGANIZATION AND BUSINESS, continued
       ------------------------------------

                                                    AS ORIGINALLY          RESTATEMENT
                                                      REPORTED             ADJUSTMENTS          AS RESTATED
                                                      --------             -----------          -----------
       Net sales                                    $  1,048,954           $         --        $  1,048,954

       Cost of sales                                          --                     --                  --

       Gross profit                                    1,048,954                     --           1,048,954

       Net loss                                       (8,417,417)            (2,592,204)        (11,009,621)

       Loss per common share:
         Basic                                      $      (0.19)          $      (0.05)       $      (0.24)
         Diluted                                    $      (0.19)          $      (0.05)       $      (0.24)



2.     GOING CONCERN
       -------------

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company incurred a net loss of $(3,116,717) and had negative cash flows from operations of $(1,155,614) during the year ended March 31, 2003, and it had an accumulated deficit of $(32,744,531) as of March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

       Management plans to raise additional debt and equity capital, continue to develop its products and marketing and reduce general and administrative expenditures.

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       REVENUE RECOGNITION
       -------------------

       The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition." The Company licenses its software products under nonexclusive, nontransferable license agreements. These arrangements do not require significant production, modification, or customization, therefore, revenue is recognized when a license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable, and collectibility is probable. If professional services were provided in conjunction with the installation of the software licensed, revenue is recognized when these services have been provided.

       For license agreements that include a separately identifiable fee for contracted maintenance services, such revenues are recognized on a straight-line basis over the life of the maintenance agreement noted in the agreement, but following any installation period of the software.

       In December 1999, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," was issued. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including software revenue recognition. The Company adopted SAB No. 101 in the fourth quarter of year ended March 31, 2002. The adoption of SAB No. 101 did not have a material effect on the Company's financial position or results of operations.

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

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
       -----------------------------------------------------

       GOODWILL
       --------

       In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which was effective for fiscal years beginning after December 15, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. The Company evaluates the remaining useful lives of these intangibles on an annual basis to determine whether events or circumstances warrant a revision to the remaining period of amortization. Pursuant to SFAS 142, amortization of goodwill recorded in business combinations prior to June 30, 2001 ceased effective March 31, 2002. Goodwill resulting from business combinations completed after June 30, 2001 will not be amortized.

       A transitional impairment test was completed on the Company's goodwill balance as of April 1, 2002. This impairment test is performed in two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the entity to its carrying value, including goodwill. If the carrying value exceeded the fair value, a second step is performed, which compares the implied fair value of the entity's goodwill with the carrying amount of that goodwill, to measure the amount of the goodwill impairment, if any. Based on step one of this test, the Company did not have an impairment of goodwill to record in the quarter ended June 30, 2002.

       SFAS 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the entity below its carrying amount. The Company completed its annual test of impairment and based on that test, goodwill was not impaired for the year ended March 31, 2003.

       The following table reconciles net loss and loss per share as reported for the years ended March 31, 2003 and 2002 to net loss and loss per share as adjusted to exclude amortization expense, net of taxes, related to goodwill that is no longer being amortized:

                                                         YEAR ENDED MARCH 31,
                                                        2003           2002
                                                   -------------   -------------
       Reported net loss                           $ (3,116,717)   $(11,009,621)
       Add back: goodwill amortization                       --       2,355,604
       Adjusted net loss                             (3,116,717)     (8,654,017)

       Basic and diluted loss per share:
         Reported net loss                         $      (0.05)   $      (0.24)
         Add back: goodwill amortization                     --            0.05
         Adjusted net loss                                (0.05)          (0.19)

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
       -----------------------------------------------------

       FAIR VALUE OF FINANCIAL INSTRUMENTS
       -----------------------------------

       The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and due to related party, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable, notes payable - related parties, and note payable - affiliate also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same or the difference is immaterial.

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

       ADVERTISING EXPENSE
       -------------------

       Advertising costs are charged to expense as incurred. For the years ended March 31, 2003 and 2002, the Company recorded advertising expense of $22,433 and $12,715, respectively.

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

       LOSS PER SHARE
       --------------

       The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
       -----------------------------------------------------

       The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (Options and Warrants typically convert on a one for one basis, see conversion details of the preferred stock in footnote 12 for the common stock shares issuable upon conversion):

                                                                    YEAR ENDED MARCH 31,
                                                                     2003             2002
                                                                 ------------    ------------
       Options outstanding under the Company's stock
         option plans                                              1,410,000       2,900,000
       Options granted outside the Company's stock
         option plans                                                621,750       1,050,000
       Warrants issued in conjunction with convertible
         Series B preferred stock                                    629,667         629,667
       Warrants issued in conjunction with private
         placements                                                  531,500         531,500
       Warrants issued as a financing cost for notes
         payable and convertible notes payable                     3,700,165       3,160,500
       Warrants issued in conjunction with lock-up
         agreements                                                  729,759         729,759
       Warrants issued for services rendered                       1,892,000       1,742,000
       Warrants issued as part of the acquisition of
         the Subsidiary                                              336,000         336,000
       Convertible Series A preferred stock                          640,000         640,000
       Convertible Series B preferred stock                          629,666         629,666

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

       Two customers of the Company accounted for 14% and 10% of the Company's net sales for the year ended March 31, 2003. Two customers of the Company accounted for 40% and 10% of the Company's net sales for the year ended March 31, 2002. Additionally, the Company's strategic resellers accounted for 45% and 40% of the Company's net sales for the year ended March 31, 2003 and 2002, respectively.

       At March 31, 2003, amounts due from strategic resellers or significant customers accounted for 55% and 23% of accounts receivable.

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
       -----------------------------------------------------

       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
       -----------------------------------------

       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect adoption of SFAS No. 143 to have a material impact on its financial position or results of operations.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted this statement on April 1, 2002 and it did not have a material impact on its financial position or results of operations.

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002 and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The Company will adopt this statement on April 1, 2003 and does not anticipate that it will have a material impact on its financial position or results of operations.

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
       -----------------------------------------------------

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The adoption of SFAS No. 146 did not impact the Company's financial position or results of operations.

       In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 to have a material impact on its financial position or results of operations.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148. The transition methods will not have a material impact on the Company's financial statements as management does not have any intention to change to the fair value method.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characters of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect adoption of SFAS No. 150 to have a material impact on its financial position or results of operations.

4.     ACQUISITIONS
       ------------

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

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


4.     ACQUISITIONS, continued
       -----------------------

       The Company previously recorded the acquisition of US Dataworks in a manner similar to a pooling of interests. Management has reassessed the facts and circumstances of the transaction and has changed the method used to record the Acquisition from a manner similar to a pooling of interests to the purchase method, which is in conformity with generally accepted accounting principles in accordance with APB 16, "Business Combinations." The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is attributed to goodwill which is being amortized over seven years using the straight line method. The results of operations of US Dataworks have been be included in the financial statements from April 1, 2001.

       The fair value of assets acquired and liabilities assumed is summarized as follows:

           Accounts receivable                                      $   179,583
           Property and equipment                                     2,238,782
           Goodwill                                                  16,489,233
           Other assets                                                  14,509
           Notes payable                                             (1,346,754)
           Accounts payable and accrued expenses                        (43,841)
           Other liabilities                                            (41,293)
           Due from related parties                                     (52,957)
                                                                    ------------
             Purchase price                                         $17,437,262
                                                                    ============

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

5.     DISPOSAL OF OPERATIONS
       ----------------------

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

       Effective December 31, 2001, management of the Company formally decided to start shutting down the operations of its application service provider ("ASP") division. On February 14, 2002, the Company entered into an agreement (the "Settlement Agreement") to settle all outstanding matters and terminate any existing business between the Company and certain affiliates of the Company. As part of the Settlement Agreement, effective February 14, 2002, the following occurred:

       o the Company transferred to an affiliate all rights in its ASP technology software which had a net book value of $723,378.

       o 664,000 warrants issued on March 31, 2001 with an exercise price of $0.73 issued to the controlling shareholders of the affiliates were cancelled.

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


5.     DISPOSAL OF OPERATIONS, continued
       ---------------------------------

       o an affiliate and two significant shareholders of the company forgave $20,206 and $240,000 of payables due from the Company, respectively, and the Company forgave $300,519 of receivables due from the affiliate.

       o notes payable in the amounts of $50,000 and $46,000 entered into in November 2001 between the Company and the controlling shareholders of the affiliates, respectively, remain payable and are to be paid off from proceeds from any future finance arrangements.

       o a $1,024,400 balance on the note payable due to an affiliate, issued to the Subsidiary on July 12, 2000 and refinanced on April 2, 2001, and accrued expenses for two significant shareholders of the Company of $105,600 and $20,000, respectively, remain payable and are to be paid off from any future financial arrangements.

       At March 31, 2002, net liabilities of discontinued activities included accounts payable of $87,911, amounts due to related parties of $7,303, accrued expenses of $89,600, a note payable to an affiliate of $1,024,400, and accounts receivable of $11,719. At March 31, 2003, net liabilities of discontinued activities included a note payable to an affiliate of $961,627.

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

6.     PREPAID MEDIA
       -------------

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

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


7.     PROPERTY AND EQUIPMENT
       ----------------------

       Property and equipment at March 31, 2003 consisted of the following:

       Furniture and fixtures                                        $   21,067
       Telephone equipment                                               81,097
       Computer equipment                                               146,015
       Computer Software                                              1,183,000
       Leasehold improvements                                            13,517
                                                                     -----------
                                                                      1,444,696
       Less accumulated depreciation and amortization                  (621,900)
                                                                     -----------
         Total                                                       $  822,796
                                                                     ===========

       Depreciation and amortization expense for the years ended March 31, 2003 and 2002 was $301,002 and $476,761, respectively. For the year ended March 31, 2002, $155,483 of depreciation and amortization expense was related to discontinued operations.

       During the year ended March 31, 2002, the Company disposed of property and equipment with a cost of $1,094,746 and accumulated depreciation of $341,204. The Company recorded a loss of $753,542, which is included in loss on disposal of discontinued division.

       During the year ended March 31, 2003, the Company disposed of property and equipment with a cost of $183,411 and accumulated depreciation of $100,243. The Company recorded a loss of $83,168, which is included in the results of operations.


8.     NOTES PAYABLE
       -------------

       Notes payable at March 31, 2003 consisted of the following:

       Notes payable, bearing interest at 10% per year,
         unsecured, due in February 2003 through April 2003.          $  35,000
       Notes payable, bearing interest at 12.2% per year,
         unsecured, due in July 2003                                      7,157
       Other Note Payable                                               130,833

       Less current portion                                            (172,990)
                                                                      ----------
       Long-term portion                                              $      --
                                                                      ==========

       The Company is currently in default on one note payable for $5,000 as it was due in February 2003.

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


8.     NOTES PAYABLE, continued
       ------------------------

       On January 17 and January 26, 2000, the Company entered into a Subscription Agreement for two, 10% Convertible Promissory Notes (the "January Notes") for $100,000 and $150,000, respectively, with a director of the Company. On May 9, 2002, the note holder resigned as a director. On August 13, 2002, the Company settled with the note holder for $299,800, representing the principal of $250,000 plus accrued interest to the settlement date of $49,800, plus 10% interest on the settlement amount, with the settlement amount to be paid over 12 months from the settlement date. The prior terms and coversion features related to the Convertible Promissory Notes are no longer in place. At March 31, 2003 the balance related to this settlement is $130,833.


9.     NOTES PAYABLE - RELATED PARTIES
       -------------------------------

       On January 22, 2001, the Company entered into a note payable with an advisory board member and shareholder for $50,000. The note is non-interest-bearing, is unsecured, and is due on demand. As of March 31, 2003, the outstanding balance on the note payable was $39,000.

       On April 1, 2001, as part of the acquisition of the Subsidiary by the Parent, two shareholders exchanged 2,200,000 shares of the Parent's common stock for two-year promissory notes, bearing interest at 10% per annum, in the amount of $220,000. At March 31, 2002, the shareholders had returned 1,528,000 shares, and these shares were canceled by the Company. Ownership of the remaining 672,000 shares of common stock was transferred to the majority shareholders of the subsidiary. The principal amount of the notes and accrued interest are due when the Company has raised cumulative gross proceeds from debt and/or equity financing of $5,000,000. If $5,000,000 has not been raised by the second anniversary date of the notes, the principal and accrued interest will be forgiven. See footnote 15 - Subsequent Events for additional information related to these notes.

       Throughout fiscal years 2002 and 2003, the Company entered into note agreements with the Company's Chief Executive Officer. The note proceeds were used to fund the Company's business operations. The notes bear interest at 12% per annum, are unsecured, and are due upon demand. The balance of these notes at March 31, 2003 was $1,353,000. See footnote 15
       - Subsequent Events for refinancing of these notes.

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


10.    CONVERTIBLE PROMISSORY NOTES
       ----------------------------

       Convertible promissory notes at March 31, 2003 consisted of the following:

       Convertible promissory note, interest at 9.75% per
         annum, secured by a personal guarantee by the Chief
         Executive officer of the Company, due on March 29,
         2004.                                                          150,000

       Convertible promissory notes, interest at 10% per
         annum, unsecured, due May 2003 through February 2004,
         net of unamortized discount of $18,954.                        537,947

       Convertible promissory notes, interest at 10% per
         annum, secured by a lien upon certain leasehold
         interests in real property of the guarantor,
         due March 2003.                                                887,500
                                                                    ------------
                                                                      1,575,447
       Less current portion                                          (1,425,447)
                                                                    ------------
       Long-term portion                                            $   150,000
                                                                    ============

       On May 7, 2002 through February 26, 2003, the Company entered into Subscription Agreements in exchange for gross proceeds of $822,500. The units issued consisted of 48 convertible promissory notes and warrants to purchase 495,250 shares of the Company's common stock. The holders of forty-three of the promissory notes for a total of $562,500 have the option to convert the notes at any time after 31 days following the issuance date of the note. The holders of five of the promissory notes for a total of $260,000 have the option to convert the notes at any time after 91 days following the issuance date of the note.

       The Company has the option to redeem $562,500 of the notes at any time prior to the notes' maturity date at 105% of the face value of the note, plus accrued interest, if any, at any time prior to the maturity date. The notes are convertible at 80% of the average closing price for the 20 trading days immediately preceding the conversion date, but not less than prices ranging from $0.20 per share to $0.10 per share. The notes earn interest at 10% per annum, the principal and any unpaid interest are due one year following the issuance date of the note, and interest is payable in cash on a quarterly basis.

       The Company has the option to redeem $260,000 of the notes at any time prior to the notes' maturity date at 110% of the face value of the notes if the notes are redeemed within 90 days of the issuance date of the notes, or at 105% of the face value of the notes if the notes are redeemed more than 90 days from the issuance date of the notes. The notes are convertible at 80% of the average closing price for the 20 trading days immediately preceding the conversion date, but not less than $0.12 to $0.13 per share. The notes earn interest at 10% per annum, the principal and any unpaid interest are due one year following the issuance date of the notes, and interest is payable in cash on a quarterly basis.

       The warrants to purchase 495,250 shares of the Company's common stock are exercisable at prices ranging from $0.09 to $0.23 per share and expire two to three years from the date of issuance.

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


10.    CONVERTIBLE PROMISSORY NOTES, continued
       ---------------------------------------

       The Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $50,405 and will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the year ended March 31, 2003, the Company recognized $31,450 in interest expense related to the accretion of the debt discount.

       In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the notes to the time at which the notes first become convertible. The Company recognized interest expense of $343,346 in the accompanying statement of operations for the year ended March 31, 2003.

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

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


10.    CONVERTIBLE PROMISSORY NOTES, continued
       ---------------------------------------

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

       Subsequent to March 31, 2003, the majority of these notes were converted into shares of the Company's common stock. See note 15 - Subsequent Events for additional information.

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

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


10.    CONVERTIBLE PROMISSORY NOTES, continued
       ---------------------------------------

       At any time after the registration statement has been declared effective by the SEC, the Company may redeem the note in whole in cash at 115% of the principal amount plus accrued and unpaid interest if the closing price of the Company's common stock is less than $0.45 on the date of redemption or 130% of the principal amount plus accrued and unpaid interest if the closing price of the Company's common stock is greater than $0.45 on the date of redemption. The holder of the note has the option to convert the note at any time, either in whole or in part (in increments of $1,000) into shares of common stock. The number of shares of common stock into which the note may be converted is equal to the principal amount of the note plus any accrued and unpaid interest divided by the conversion price. The conversion price is equal to the lesser of 125% of the market price on the trading day immediately prior to the closing date or 76% of the lowest market price during the 30 trading days prior to the holders election to convert.

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

       Subsequent to March 31, 2003, the Company negotiated a settlement with this note holder and accrued interest and penalties of $365,000 as of March 31, 2003 in the accompanying balance sheet. In addition, subsequent to year end, a new note agreement was signed to address payment of the existing note and the negotiated penalties and interest. See note 15 - Subsequent Events for additional information.


11.    COMMITMENTS AND CONTINGENCIES
       -----------------------------

       LEASES
       ------

       The Company previously leased two offices in California under operating lease agreements that were to expire in April 2006. In February 2002, the Company entered into a settlement agreement with the landlord (a related party) in which one lease was converted into month-to-month from February 2002, and the other lease was terminated effective December 2001.

       The Company leases an office in Texas under an operating lease agreement that expires in May 2007. Rent expense was $111,130 and $112,632 for the years ended March 31, 2003 and 2002, respectively.

       The Company also leases certain telephone equipment under a capital lease, which requires fixed monthly payments.

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


11.    COMMITMENTS AND CONTINGENCIES, continued
       ----------------------------------------

       Future minimum lease payments under operating and capital leases at March 31, 2003 were as follows:

           YEAR ENDED                                   OPERATING     CAPITAL
           MARCH 31,                                      LEASE        LEASE
           ---------                                    ----------   ----------
              2004                                      $ 120,703    $   6,992
              2005                                        122,259           --
              2006                                        125,468           --
              2007                                        117,099           --
                                                        ----------   ----------
                                                        $ 485,529    $   6,992


           Less amount representing interest                               264
                                                                     ----------
                                                                         6,728

           Less current portion                                         (6,728)
                                                                     ----------
           Long term portion                                         $      --
                                                                     ==========

       EMPLOYMENT AGREEMENTS
       ---------------------

       On July 3, 2000, the Company entered into a three-year employment agreement with its Chief Financial Officer. The annual salary for the officer is $180,000. In addition, the officer was granted options under the Company's 2000 Stock Option Plan to purchase 900,000 shares of common stock of the Company at an exercise price equal to the Company's stock price on April 10, 2001. 150,000 options vest 120 days after the date of the employment agreement, 175,000 options vest six months after the date of the employment agreement, 250,000 options vest 12 months after the date of the employment agreement, and 325,000 options vest 18 months after the date of the employment agreement. The officer is also entitled to a severance payment of $60,000 if he is terminated at any time during the employment term unless the termination is for certain specified reasons. In September 2002, the Chief Financial Officer resigned from the Company. An accrual is included in the Company's balance sheet for a portion of the salary owed to this individual. The Company is not obligated to pay any additional severance.

       On April 2, 2001, the Company entered into two-year employment agreements with its President and its Vice President. The annual salaries for the two officers are $120,000 each. In addition, each officer was granted options under the Company's 2000 Stock Option Plan (the Plan) to purchase 225,000 shares of common stock of the Company at an exercise price equal to the Company's stock price on the date of the employment agreements. For each officer, 25,000 options vest 120 days after the date of the employment agreements, 35,000 options vest six months after the date of the employment agreements, 50,000 options vest 12 months after the date of the employment agreements, and 115,000 options vest 18 months after the date of the employment agreements. On April 2, 2003 these two contracts were renewed for an additional three years. The annual salaries for the two officers are $175,000 and $150,000. In addition, each officer will be granted options under the Plan to purchase 1,775,000 shares of common stock of the Company. Each will also be granted an option to purchase 2,900,000 shares of the Company's common stock outside the Plan and an option to purchase 325,000 shares under the Plan provided that the Board of Directors and stockholders of the Company approve an increase in the number of shares authorized for issuance under the Plan.

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


11.    COMMITMENTS AND CONTINGENCIES, continued
       ----------------------------------------

       On April 2, 2001, the Company entered into a three-year employment agreement with its President. The annual salary for the officer is $180,000. In addition, the officer was granted options under the Company's 2000 Stock Option Plan to purchase 900,000 shares of common stock of the Company's at an exercise price equal to the Company's stock price on April 10, 2001. 300,000 options vest 120 days after April 10, 2001, 300,000 options vest 18 months after April 10, 2001, and 300,000 options vest 30 months after April 10, 2001. The officer is also entitled to a severance payment equal to the amount of salary earned from the date of the employment agreement through the date of his termination if he is terminated at any time during the first 18 months of the employment term, or equal to the amount of salary remaining to be paid under the employment agreement if he is terminated at any time after the first 18 months of the employment term, unless the termination is for certain specified reasons. In December 2001, this employment agreement was terminated with cause, and all stock options granted expired in March 2002.

       On May 13, 2003, the Company entered into an employment agreement with its Chief Executive Officer and Chairman of the Board of Directors at an annual base salary of $200,000 for a term of three years. The Agreement will automatically renew for successive one year terms unless either party gives timely notice of non-renewal. Pursuant to the terms of the agreement, an option was granted received an option to purchase 1,970,000 shares of our common stock under the 2000 Plan at an exercise price of $0.20 per share. The option vests as to 1,400,000 shares on May 20, 2003 and the remaining shares vest on January 1, 2004. Subject to approval, an option may also be granted to purchase 30,000 shares of common stock under the 2000 Plan at an exercise price equal to fair market value of our common stock on the date of grant.

       CONSULTING AGREEMENTS
       ---------------------

       On January 1, 2002, the Company entered into a one-year consulting agreement for general financial advisory and investment banking services. The agreement calls for monthly payments of $5,000 for the first three months and $7,000 per month thereafter. If this amount is paid in stock, then a premium of 20% is added. In the event that the consultant is involved in a capital raising transaction, the Company must pay 5% of the dollar amount of the transaction to the consultant. Either party can terminate the agreement after 90 days by giving the other party 15 days written notice. As of March 31, 2003, this agreement is no longer in place and no further amounts are due under this agreement.

       On January 31, 2002, the Company entered into a one-year consulting agreement for general financial advisory and investment banking services. The agreement calls for monthly payments of $7,500 in addition to the issuance 50,000 shares of the Company's common stock in two installments of 25,000 shares on February 6, 2002 and March 25, 2002, plus warrants to purchase 100,000 shares of the Company's common stock, which were issued on March 26, 2002. In the event that the consultant is involved in a capital raising transaction, the Company must pay 7.5% of the dollar amount of the transaction to the consultant at the closing of any transaction. In addition, upon the first and subsequent closings, the Company must issue stock to the consultant, with an aggregate value equal to 7.5% of the gross proceeds of the sales at such closing, with the stock being identical to the stock sold to the investors. Either party can terminate the agreement at any time by giving the other party 30 days written notice. As of March 31, 2003, this agreement is no longer in place and no further amounts are due under this agreement.

       On March 26, 2002, the Company entered into a two-year consulting agreement for general financial advisory and investment banking services. The agreement calls for monthly payments of $1,500. In the event that the consultant is involved in a capital raising transaction, the Company must pay $25,000 for amounts raised of $0 to 500,000; 5% of the capital raised for amounts raised of $500,000 to $5,000,000; and $250,000 plus 1% of all capital raised in excess of $5,000,000 for amounts raised above $5,000,000. In the event the consultant introduces the Company to a joint venture partner or customer and sales develop as part of the introduction, the Company must pay the consultant a fee of 2% of total sales generated. Either party can terminate the agreement at any time by giving the other party 30 days written notice. This agreement was terminated during October of 2002 and no further amounts are due under this agreement.

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


11.    COMMITMENTS AND CONTINGENCIES, continued
       ----------------------------------------

       LITIGATION
       ----------

       On July 19, 2002, an individual and former director of US Dataworks, H.
       J. Frazier, filed a lawsuit against US Dataworks in Los Angeles Superior Court alleging breach of debenture agreement. In the complaint, the plaintiff prays for damages in the amount of $275,000, plus prejudgment interest and cost of suit. US Dataworks and Mr. Frazier have reached a settlement pursuant to which US Dataworks will make monthly payments in the amount of $23,800 per month until March 1, 2003. On March 1, 2003, US Dataworks will make monthly payments in the amount of $26,167 through August 1, 2003. US Dataworks also agreed to pay Mr. Frazier's attorney's fees and costs, up to a maximum of $5,000, and reimburse Mr. Frazier for the cost of the suit. Upon payment in full, Mr. Frazier will dismiss the lawsuit with prejudice. As of March 31, 2003, the Company has made timely payments and is current regarding this agreement. See footnote 8 - Notes Payable for additional information.


12.    STOCKHOLDERS' EQUITY
       --------------------

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

       At March 31, 2003, there were dividends in arrears of $481,028, or $0.75 per share, on the Series A.

       Subsequent to March 31, 2003, 240,000 shares of Series A Convertible Stock were converted by the holder and the Company was obligated to issue 5,466,157 shares of the Company's common stock pursuant to the Series A conversion terms.

       CONVERTIBLE SERIES B PREFERRED STOCK
       ------------------------------------

       The Company has 700,000 authorized shares of $0.0001 par value convertible Series B preferred stock.

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


12.    STOCKHOLDERS' EQUITY, continued
       -------------------------------

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

       At March 31, 2003, there were dividends in arrears of $99,814, or $0.16 per share, on the Series B.

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

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


12.    STOCKHOLDERS' EQUITY, continued
       -------------------------------

       COMMON STOCK FOR SERVICES RENDERED
       ----------------------------------

       During the year ended March 31, 2003, the Company completed the following:

       o The Company issued 1,008,750 shares of common stock for services rendered valued at $223,015, which was the fair market value of the services rendered.

       During the year ended March 31, 2002, the Company completed the following:

       o The Company issued 1,568,857 shares of common stock for services rendered valued at $149,186, which was the fair market value of the services rendered.

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

       COMMON STOCK ISSUED FOR FINANCING COSTS
       ---------------------------------------

       During the year ended March 31, 2003, the Company issued 445,137 shares of common stock to a convertible promissory note holder as compensation for the note holder to extend the maturity date of certain promissory notes with the Company.

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

       COMMON STOCK FOR LOCK-UP AGREEMENTS
       -----------------------------------

       During the year ended March 31, 2002, the Company issued 804,516 shares of common stock valued at $240,605. This stock was issued to certain purchasers of the Company's common stock as consideration for the purchasers to enter into lock-up agreements for the sale of their shares of common stock for a period of one year. The cost of the issuance of the shares was recognized as a financing cost in the statement of operations.

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


12.    STOCKHOLDERS' EQUITY, continued
       -------------------------------

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

       During the years ended March 31, 2003 and 2002, the Company granted 610,000 and 2,385,000 non-qualified stock options, respectively, to certain employees that may be exercised at prices ranging between $1.25 and $0.19. No non-qualified stock options were granted to non-employees during this period.

       The following table summarizes certain information relative to stock options:

                                                   2000 Stock Option Plan             Outside of Plan
                                                -----------------------------   -----------------------------
                                                                  Weighted                         Weighted
                                                                  Average                          Average
                                                                  Exercise                         Exercise
                                                    Shares         Price            Shares          Price
                                                -------------   -------------   -------------   -------------
     Outstanding, March 31, 2001                   1,535,000      $    2.09        1,050,250      $    3.62
     Granted                                       2,385,000      $    0.97               --      $      --
     Forfeited/canceled                           (1,020,000)     $    0.78               --      $      --
     Outstanding, March 31, 2002                   2,900,000      $    1.63        1,050,250      $    3.62
     Granted                                         610,000      $    0.20               --      $      --
     Forfeited/canceled                           (2,100,000)     $    1.64         (428,500)     $    3.00
     Outstanding, March 31, 2003                   1,410,000      $    0.77          621,750      $    3.87
     Exercisable, March 31, 2003                     935,000      $    1.08          621,750      $    3.87

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


12.    STOCKHOLDERS' EQUITY, continued
       -------------------------------

       STOCK OPTIONS
       -------------

       The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at March 31, 2003 was 6.51 years and $1.72, respectively. The exercise prices for the options outstanding at March 31, 2003 ranged from $0.19 to $10, and information relating to these options is as follows:

                                                                                          Weighted
                                                           Weighted-                      Average
                                                           Average         Weighted-      Exercise
       Range of          Stock             Stock           Remaingin       Average        Price of
       Exercise          Options           Options         Contractual     Exercise       Options
       Prices            Outstanding       Exercisable     Life            Price          Exercisable
       ------            -----------       -----------     ----            -----          -----------
     $0.19 - 2.00        1,479,250          1,004,250      8.28 years       $0.95         $     0.89
     $2.01 - 4.00           67,500             67,500      1.58 years       $3.71         $     3.81
     $4.01- 10.00          485,000            485,000      1.89 years       $4.37         $     4.37
                         ---------          ---------
                         2,031,750          1,556,750
                         =========          =========

       PRO-FORMA DISCLOSURES
       ---------------------

       The Company has elected to follow Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized during the years ended March 31, 2003 and March 31, 2002.

       Proforma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

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

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


12.    STOCKHOLDERS' EQUITY, continued
       -------------------------------

       For purposes of proforma disclosure, the estimated fair value of the options is included in expense over the option's vesting period or expected life. The Company's proforma information for the years ended March 31, 2003 and 2002 is as follows:

                                                                   2003             2002
                                                               -------------    -------------
        Net loss as reported                                   $ (3,116,717)    $(11,009,621)
        Net loss, pro forma                                    $ (3,262,391)    $(12,155,653)
        Basic and diluted loss per share, as reported          $      (0.05)    $      (0.24)
        Basic and diluted loss per share, pro forma            $      (0.05)    $      (0.27)

       The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended March 31, 2003 and 2002: dividend yields of 0% and -0-%, respectively; expected volatility of 150% and 140%, respectively; risk-free interest rates of 3.75% and 4.2%, respectively; and expected lives of 2.55 and 2.4 years, respectively.

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

13.    INCOME TAXES
       ------------

       The tax effects of temporary differences that give rise to deferred taxes at March 31, 2003 were as follows:

       Deferred tax assets:
         United States federal net operating loss carryforwards    $  5,410,399
         Effect of state net operating loss carryforwards               508,200
         Start up costs                                               1,721,189
         Basis of property and equipment                                 10,635
         Other                                                            6,800
                                                                   -------------
            Total deferred tax assets                              $  7,657,223

        Valuation allowance                                        $ (7,657,223)

        Gross deferred tax assets                                  $         --
                                                                   -------------
        Net deferred tax assets                                    $         --
                                                                   =============

       The valuation allowance increased by $3,070,397 during the year ended March 31, 2003 and decreased by $(407,837) during the year ended March 31, 2002. At March 31, 2003, the Company had approximately $15,913,000 and $7,700,000 in federal and state net operating loss carryforwards, respectively, attributable to losses incurred since the Company's inception that may be offset against future taxable income through 2012 and 2022, respectively. Because United States tax laws and the tax laws of most states limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Based on such limitations, the Company has significant NOL carryforwards for which realization of tax benefits is uncertain. Further, the benefit from utilization of NOL carryforwards could be subject to limitations if material ownership changes occur in the Company. For the year ended March 31, 2003, both the beginning balance of deferred tax assets and related valuation allowance were increased by $2,076,165 to give effect to certain intangible assets previously expensed for financial reporting purposes.

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


13.    INCOME TAXES, continued
       -----------------------

       Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as follows:

                                                               2003       2002
                                                             --------   --------
       Computed "expected" tax benefit                         34.0%      34.0%
       Increase in income taxes resulting from:
         Interest expense from beneficial
           conversion feature                                  (1.0)      (3.0)
         Stock and warrants for financing costs                (6.2)     (10.9)
         Return to provision adjustment                         3.0        4.2
         Change in the beginning-of-the-year balance
           of the valuation allowance for deferred
           tax assets allocated to income tax expense         (31.9)     (26.2)
       State income taxes                                       2.1        1.9
                                                             --------   --------
           Total                                                 --%        --%
                                                             ========   ========

14.    RELATED PARTY TRANSACTIONS
       --------------------------

       During the years ended March 31, 2003 and 2002, the Company paid $0 and $108,519, respectively, to a company whose shareholder is a shareholder/director of the Company for business management services rendered.

       During the years ended March 31, 2003 and 2002, the Company paid consulting expense totaling $0 and $144,000, respectively, to various shareholders and related parties.

       On July 12, 2000, the Company issued a promissory note for $1,127,500 to purchase certain capitalized software valued at $1,040,000 and telephone equipment valued at $87,500. The note was issued to an affiliated company whose significant shareholders are also significant shareholders of the Company. On April 2, 2001, the Company refinanced the note payable with the affiliate. The new note is for $1,315,000, which includes the previous note for $1,127,500, accrued interest for $136,000, and $51,500 of the amount due to a related party as of March 31, 2001. In December 2001, the software and equipment were written off as part of the disposal of the ASP operations. In March 2003, the telephone equipment was written off as it was no longer being used. As of March 31, 2003, the outstanding balance on the note payable was $961,627, which is included in net liabilities of discontinued operations.

       During the year ended March 31, 2003 and March 31, 2002, the Company paid rent expense totaling $4,000 and $68,000 to an affiliated company, which is owned by significant shareholders of the Company.

       During the year ended March 31, 2003, and March 31, 2002, the Company received $0 and $667,721 in revenue through its discontinued ASP operations from an affiliated company whose director is an officer and significant shareholder of the Company.

       During the year ended March 31, 2003 the Company incurred expenses of approximately $70,000 for accounting and bookkeeping services from an individual that is related to an officer of the Company.

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


15.    SUBSEQUENT EVENTS
       -----------------

       ADVISORY AGREEMENT
       ------------------

       On July 2, 2003, the Company entered into a one-year advisory agreement for general financial advisory and strategic/competitive analysis services. The agreement calls for an initial payment of $25,000 and monthly payments of $5,000 in addition to the issuance of a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $0.23 per share. Either party can terminate the agreement at any time by giving the other party 30 days written notice after an initial 6 month term.

       ISSUANCE OF AND CONVERSIONS OF CONVERTIBLE PROMISSORY NOTES
       -----------------------------------------------------------

       In May and June of 2003, $1,222,848 of convertible promissory notes were converted into 16,631,120 shares of common stock pursuant to the terms of the notes.

       In June of 2003, three convertible promissory notes totaling $300,000 were issued with 275,000 attached warrants. The notes are convertible at prices ranging from $.07 to $.09 per share and the warrants have exercise prices ranging from $.07 to $.09 per share. The holders of the promissory notes have the option to convert the notes at any time after 0 - 31 days following the issuance date of the note. The Company has the option to redeem the notes at any time prior to the notes' maturity date at 100% - 105% of the face value of the note, plus accrued interest, if any, at any time prior to the maturity date. The notes earn interest at 8% - 10% per annum, the principal and any unpaid interest are due one year following the issuance date of the note, and interest is payable in cash on a quarterly basis.

       WARRANTS AS A FINANCING COST
       ----------------------------

       In May and June 2003, the Company issued 2,840,000 warrants to several note holders as compensation for the note holders to extend the maturity date of $887,500 of the holders' promissory notes with the Company.

       SETTLEMENT OF CONVERTIBLE PROMISSORY NOTE
       -----------------------------------------

       In June of 2003, the Company executed a new note with an existing Convertible Promissory Note holder in the amount of $480,000. This note replaces the existing note of $150,000 and includes penalties and interest from a settlement with the Company of $330,000. A payment of $35,000 was due upon signing and principal and interest payments of $20,000 are due on a quarterly basis through November of 2004. On that date all remaining principal and interest outstanding is due. This note bears interest at 8% and is guaranteed by the Chief Executive Officer of the Company.

       In addition to the note, the Company issued a warrant to purchase up to $1,000,000 of the Company's common stock not to exceed 11,500,000 shares. The exercise price of the warrant is 50% of the average stock price for 10 consecutive days immediately prior to the exercise, but not less than $0.06 per share. The warrant is exercisable in thirds after specific amounts of days following the earlier of 1) the Company receiving an Effectiveness Notice confirming the completion of a registration statement filed with the Securities and Exchange Commission or 2) one year from the date of issue.

       FORGIVENESS OF NOTES PAYABLE
       ----------------------------

       On April 1, 2003, two notes payable to former officers of the Company, amounting to $220,000 were forgiven pursuant to their terms that stated if the Company had not raised cumulative gross proceeds from debt and /or equity financing of $5,000,000 by the second anniversary of the notes, then the notes would be forgiven. As the Company did not raise these proceeds, the notes have been forgiven.

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


15.    SUBSEQUENT EVENTS, continued
       ----------------------------

       SALE OF COMMON STOCK
       --------------------

       On June 30, 2003, we sold to five accredited investors an aggregate of 5,555,554 shares of our common stock for an aggregate purchase price of $500,000 pursuant to a Securities Purchase Agreement. In connection with this agreement, we issued warrants to purchase an aggregate of 750,000 shares of our common stock with an exercise price of $0.268 per share. The warrants may be exercised at any time after June 30, 2003. However, an investor will not be permitted to exercise a warrant to the extent that the number of shares of common stock beneficially owned by such investor taken together with the number of shares to be issued upon exercise of the warrant equals or exceeds 4.999% of our then issued and outstanding shares of common stock. Pursuant to a registration rights agreement, we agreed to file a registration statement for the resale of the shares of our common stock purchased by the investors, including shares issued upon exercise of the warrants.

       FINANCING AGREEMENT
       -------------------

       On June 30, 2003, we entered into an agreement with an institutional investor for an equity line financing of up to $4,000,000. The institutional investor has agreed to purchase our common stock at 87% percent of the volume weighted average price on the date in question during each draw down pricing period, subject to certain adjustments as set forth in the agreement. We may sell up to $4,000,000 of our common stock, with a minimum commitment of $1,500,000, to the institutional investor under the equity line on trading days on which our closing price per share is $0.10 or more. Subject to the satisfaction of the minimum closing price and certain other conditions, we have the right to determine the timing and amount of each sale so long as the sale will not cause the institutional investor to own more than 4.999% of our outstanding common stock. Pursuant to a registration rights agreement, we agreed to file a registration statement for the resale of the shares of our common stock issued to the institutional investor in connection with the equity line.

       ISSUANCE OF CONVERTIBLE DEBENTURES
       ----------------------------------

       On June 30, 2003, we entered into a Convertible Debentures and Warrants Agreement with an accredited investor. Pursuant to this agreement the investor purchased a debenture in the principal amount of $500,000 bearing an interest rate of 5% per annum. In addition, the investor may purchase additional debentures, at our sole discretion, in an amount not to exceed 60% of the net proceeds from the investor's sale of our common stock issued upon conversion of the investor's shares of our Series A Convertible Preferred Stock. The debentures may be converted into shares of our common stock at any time at a conversion price equal to the closing bid price of our common stock as listed on the American Stock exchange on the trading day immediately before the date of conversion. The investor will also receive warrants to purchase 1,000 shares of our common stock for every $10,000 paid in connection with the purchase of a debenture. The exercise price will be equal to $0.301 per share. The aggregate number of shares issued upon conversion of the debentures and exercise of the warrants may not equal more than 13,110,150 shares, or 19.99% of the outstanding shares of our common stock.

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


15.    SUBSEQUENT EVENTS, continued
       ----------------------------

       REFINANCING OF RELATED PARTY NOTES PAYABLE
       ------------------------------------------

       During fiscal 2003 and 2002, we issued promissory notes in an aggregate principal amount of $1,353,000 to Mr. Ramey, our Chief Executive Officer bearing an interest rate of 12% per annum. On July 10, 2003, we consolidated these promissory notes into one promissory note for $1,353,000, bearing an interest rate of 7% per annum, pursuant to the Subordinated, Convertible Note and Warrant Agreement. Subject to shareholder approval, this promissory note may be converted into shares of our common stock at a conversion price equal to the lesser of (i) $0.16 per share or (ii) the closing bid price of our common stock as listed on the American Stock Exchange on the trading day immediately prior to the date of a change of control of US Dataworks or the date of Mr. Ramey's notice of voluntary conversion of the promissory note. Alternatively, if the Company sells shares of Series C Preferred Stock for gross proceeds of $7,500,000, then the promissory note will automatically convert into shares of Series C Preferred Stock at a conversion price equal to the Series C Preferred Stock purchase price. In connection with this promissory note, we issued to Mr. Ramey a warrant to purchase 8,456,250 shares of our common stock at an exercise price of $0.16 per share. The principal amount and accrued interest is due and payable upon demand after July 10, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As disclosed in our current report on Form 8-K filed June 17, 2003, we changed independent accountants effective June 11, 2003.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Our executive officers and director, their ages as of June 20, 2003 and present positions held with US Dataworks, are as follows:


         Name                       Age     Position(s)
         ----                       ---     -----------
         Charles E.  Ramey          62      Chief Executive Officer and Director
         Terry Stepanik             53      President, Chief Operating Officer
                                             and Interim Chief Financial Officer
         John Reiland               53      Chief Financial Officer
         Mario Villarreal           33      Vice President of Technology and
                                             Chief Technical Officer
         Thomas L. West Jr.         66      Director
         Joe Abrell                 68      Director
         John L. Nicholson, MD      68      Director
         Hayden D. Watson           54      Director

     CHARLES E. RAMEY has served as a director since July 2001 and became our Chief Executive Officer in December 2001. Prior to joining US Dataworks, Mr. Ramey was President and co-founded PaymentNet Inc., now Signio Inc., an outsourced e-commerce payment processing company, from April 1996 to December 1998.

     TERRY STEPANIK has served as a director since September 2002 and our President and Chief Operating Officer since April 2001. Mr. Stepanik also served as our Interim Chief Financial Officer from September 2002 to March 2003. In November 1997, Mr. Stepanik co-founded of US Dataworks, Inc., a Delaware corporation, which we acquired in April 2001, and served as its President from November 1997 to April 2001. From April 1994 to November 1997, Mr. Stepanik was the Senior Project Manager for TeleCheck Services, Inc., a provider of paper and electronic check services.

     JOHN REILAND has served as our Chief Financial Officer since March 2003. Prior to joining US Dataworks, Mr. Reiland was an independent financial consultant providing senior financial and operational management services from September 2002 to March 2003. From March 2002 to September 2002, he was Interim Chief Executive Officer of New England Pantry, a master franchiser and operator of 53 convenience stores located in the greater Boston area. From November 2000 through February 2002, Mr. Reiland was President and Chief Executive Officer of ServiceIQ, Inc., a developer of service industry field work force software applications utilizing wireless handheld devices. Prior to joining ServiceIQ, Inc., he was Chief Financial Officer and Director of NEON Systems, Inc. (NASDAQ:
NEON), a computer software developer of mainframe integration adapters from June 1996 to October 2000. Mr. Reiland is a Certified Public Accountant.

     MARIO VILLARREAL has served as our Vice President of Technology and Chief Technical Officer since April 2001. In November 1997, he co-founded US Dataworks, Inc., a Delaware corporation, and served as its Vice President from November 1997 to April 2001. From June 1991 to May 1997, Mr. Villarreal served as Manager of Systems Architecture Group at TeleCheck Services, Inc.

     THOMAS L. WEST JR. has served as a director since September 2002. He has served as Chairman and Chief Executive Officer of WestMark Ventures, a venture capital company, since January 2000 and as President and Chief Executive Officer of Pocket Technologies, Inc., a developer of applications for handheld computing devices, since July 2000. Prior to joining WestMark Ventures and Pocket Technologies, Inc., Mr. West held various positions at the American General Financial Group, an insurance company, including Vice Chairman and Group Executive-Retirement Services from April 1994 to January 2000.

     JOE ABRELL has served as a director since October 1999. He has served as a consultant at PrimeCo Personal Communications, a wireless technology company, July 1997 until his retirement in December 1999. From July 1986 to December 1999, he operated his own public relations and marketing firm, Joe Abrell, Inc.

     JOHN L NICHOLSON, MD has served as a director since September 2002. He has been in private practice since 1969. Dr. Nicholson brings an entrepreneurial perspective and seasoned business experience to the Board of Directors. He has been an investor in several companies, including US Dataworks, Inc. Dr. Nicholson has served on many local, state, and national medical organizations and has been an Associate Clinical Professor at Stanford University since 1969

     HAYDEN D. WATSON has served as a director since September 2002. He founded The Mariner Group, Inc. a banking investment and management consulting company, in May 1999 where he serves as President. From December 1996 to May 1999, Mr. Watson served as Managing Director of Bank Operations for Fleet Financial Group, now FleetBoston Financial Corporation, a financial holding company.

AUDIT COMMITTEE

     US Dataworks has an Audit Committee established by the Board of Directors for the purpose of overseeing the accounting and financial reporting processes and the audits and financial statements of the Company. The Audit Committee, which held six meetings in fiscal year 2003, currently consists of Mr. Abrell, Dr. Nicholson and Mr. Watson, each of whom are qualified to serve on the Audit Committee under rules of the American Stock Exchange. Currently the Audit Committee does not have a financial expert. The Audit Committee's primary functions are to oversee the integrity of the Company's financial statements, the Company's compliance with legal and regulatory reporting requirements, appoint a firm of certified public accountants whose duty it is to audit the financial records of the Company for the fiscal year for which it is appointed, evaluate the qualifications and independence of the independent auditors, oversee the performance of the Company's internal audit function and independent auditors, and determine the compensation and oversee the work of the independent auditors. It is not the duty of the Audit Committee to plan or conduct audits or to determine that the Company's financial statements are complete and accurate and are prepared in accordance with generally accepted accounting principles. Management is responsible for preparing the Company's financial statements, and the independent auditors are responsible for auditing those financial statements.

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

     Based solely on our review of copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, we believe that all of our officers, directors and greater than 10% beneficial owners complied with all
Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2003.

ITEM 10. EXECUTIVE COMPENSATION

                 EXECUTIVE COMPENSATION AND RELATED INFORMATION

     The following table sets forth compensation for services rendered in all capacities to US Dataworks for the three fiscal years ended March 31, 2003 for our Chief Executive Officer and the three other most highly compensated executive officers as of March 31, 2003 whose total annual salary and bonus for fiscal 2003 exceeded $100,000 (collectively, the "Named Officers").

                                           SUMMARY COMPENSATION TABLE
                                                                                         LONG-TERM
                                                                                       COMPENSATION
                                                                                           AWARDS
                                                                                           ------
                                                            ANNUAL COMPENSATION      SECURITIES UNDERLYING      ALL OTHER
                                                            -------------------      ---------------------      ---------
         NAME AND PRINCIPAL POSITION            YEAR      SALARY($)      BONUS($)         OPTIONS(#)        COMPENSATION ($)
         ---------------------------            ----      ---------      --------         ----------        ----------------
       Charles E. Ramey(1)....................  2003       180,000         --                --                   --
         CHIEF EXECUTIVE OFFICER                2002        52,500         --               30,000                --
                                                2001          --           --                --                   --

       Terry Stepanik.........................  2003       186,128(2)      --                --                   --
         PRESIDENT, INTERIM CHIEF FINANCIAL     2002       158,792(3)      --              225,000                --
         OFFICER AND CHIEF OPERATING            2001          --           --                --                   --
         OFFICER (4)

       Richard Shapiro........................  2003        70,300         --                --                   --
         FORMER EXECUTIVE VICE PRESIDENT        2002       144,000         --                --                   --
         AND CHIEF FINANCIAL OFFICER(5)         2001       101,827         --              900,000                --

       Mario Villarreal.......................  2003       120,000        5,000              --                   --
         VICE PRESIDENT AND                     2002       115,385         --              225,000               3,460
         CHIEF TECHNICAL OFFICER                2001          --           --                --                   --

     ______________________

(1) Mr. Ramey joined us in December 2001. Mr. Ramey's 2003 compensation includes accrued but unpaid salary in an amount of $136,774.

(2)  Includes accrued but unpaid sales commissions in an amount of $66,128.

(3)  Includes $38,792 paid in sales commissions.

(4) Mr. Stepanik served as our Interim Chief Financial Officer since Mr. Shapiro's departure in September 2002 until Mr. John S. Reiland's appointment in March 2003.

(5) Mr. Shapiro's 2003 and 2002 compensation includes accrued but unpaid salary in an amount of $25,300 and $119,950, respectively. Mr. Shapiro served as Chief Financial Officer of US Dataworks until September 2002.

STOCK OPTIONS

     The following table provides summary information concerning stock options held as of March 31, 2003 by each of the executive officers.

                                         AGGREGATE FISCAL YEAR-END OPTION VALUES
                                                             NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                                                               UNEXERCISED OPTIONS HELD AT         IN-THE-MONEY OPTIONS AT
                                                                     MARCH 31, 2003 (#)             MARCH 31, 2003 ($) (1)
                             SHARES ACQUIRED       VALUE      -----------------------------     ------------------------------
NAME                         ON EXERCISE (#)    REALIZED ($)  EXERCISABLE     UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
----                         ---------------    ------------  -----------     -------------     -----------      -------------
Charles E. Ramey..........         --               --           30,000            --                --               --
Terry Stepanik............         --               --          225,000            --                --               --
Richard Shapiro(2)........         --               --          900,000            --                --               --
Mario Villarreal..........         --               --          225,000            --                --               --
___________________________

(1) Calculated on the basis of the fair market value of the underlying securities at March 31, 2003 ($0.12 per share) as reported on the American Stock Exchange minus the exercise price.

(2) Mr. Shapiro left US Dataworks in September 2002 and the exercisable shares were forfeited pursuant to our 2000 Stock Option Plan.


COMPENSATION OF DIRECTORS

     We reimburse each non-employee director for reasonable expenses (such as travel and out of pocket expenses) incurred while attending meetings of the Board of Directors. Each non-employee director receives an option to purchase 180,000 shares of the Company's common stock upon election, or re-election, as the case may be, to the Board of Directors by the stockholders at a regular annual meeting of the stockholders. If elected to serve a term of less than three years the non-employee director receives a pro rata portion of 180,000 shares. These options vest and become exercisable in three equal annual installments.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

     On April 2, 2003, we entered into an employment agreement with Terry Stepanik, pursuant to which he is employed as our President and Chief Operating Officer at an annual base salary of $175,000 for a term of three years. The agreement will automatically renew for successive one year terms unless either party gives timely notice of non renewal. Pursuant to the terms of the agreement, Mr. Stepanik received an option to purchase 1,775,000 shares of our common stock under the Amended and Restated 2000 Stock Option Plan, or 2000 Plan, at an exercise price of $0.11 per share. The option vests as to 887,500 shares on December 31, 2003 and the remaining shares vest on April 2, 2004. Mr. Stepanik was also granted an option to purchase 1,450,000 shares of our common stock outside the 2000 Plan at an exercise price of $0.11 per share. This option vests as to 725,000 shares on March 31, 2005 and the remaining shares vest on March 31, 2006. Subject to Compensation Committee Approval, Mr. Stepanik will also be entitled to receive an option to purchase 1,450,000 shares of our common stock outside the 2000 Plan on April 25, 2004 at an exercise price equal to the fair market value of our common stock on the date of grant. This option will vest as to 725,000 shares on March 31, 2005 and the remaining shares will vest on March 31, 2006. Subject to stockholder approval of certain proposals at the 2003 Annual Meeting, Mr. Stepanik will also be entitled to receive an option to purchase 325,000 shares of our common stock under the 2000 Plan at an exercise price equal to the fair market value of our common stock on the date of grant, subject to Compensation Committee approval at that time. Mr. Stepanik is also eligible to receive an annual bonus equal to 5% of the Company's earnings before interest, taxes, depreciation and amortization, not to exceed 1.5 times his annual base salary, plus such additional amount as determined by the Board of Directors in its sole discretion.

     In the event of a change of control, all of Mr. Stepanik's options will become fully vested and exercisable. If Mr. Stepanik has not received the additional options to purchase 1,450,000 shares and 325,000 shares described above before a change of control, he will be entitled to a cash bonus at that time equal to the appreciation of the value of 1,775,000 shares of our common stock subsequent to April 2, 2003. If Mr. Stepanik is terminated, other than for cause, or resigns within 10 days following a material decrease in title within six months following a change of control, he is entitled to receive a lump sum payment equal to 2 times his annual base salary and all his options will become fully vested, subject to compliance with certain ongoing obligations and the delivery of a release to the Company. If Mr. Stepanik resigns within 10 days following a material decrease in title by the Company's Board of Directors, other than for cause, 50% of Mr. Stepanik's unvested options will become fully vested.

       On April 2, 2003, we also entered into an employment agreement with Mario Villarreal, pursuant to which he is employed as our Senior Vice President-Chief Technology Officer at an annual base salary of $150,000 for a term of three years. The agreement will automatically renew for successive one year terms unless either party gives timely notice of non-renewal. Pursuant to the terms of the agreement, Mr. Villarreal received an option to purchase 1,775,000 shares of our common stock under the 2000 Plan at an exercise price of $0.11 per share. The option vests as to 887,500 shares on April 25, 2003 and the remaining shares vest on April 2, 2004. Mr. Villarreal was also granted an option to purchase 1,450,000 shares of our common stock outside the 2000 Plan at an exercise price of $0.11 per share. This option vests as to 725,000 shares on March 31, 2005 and the remaining shares vest on March 31, 2006. Subject to Compensation Committee approval, Mr. Villarreal will also be entitled to receive an option to purchase 1,450,000 shares of our common stock outside the 2000 Plan on April 25, 2004 at an exercise price equal to the fair market value of our common stock on the date of grant. This option will vest as to 725,000 shares on March 31, 2005 and the remaining shares vest on March 31, 2006. Subject to stockholder approval of certain proposals at the 2003 Annual Meeting, Mr. Villarreal will also be entitled to receive an option to purchase 325,000 shares of our common stock under the 2000 Plan at an exercise price equal to the fair market value of our common stock on the date of grant, subject to Compensation Committee approval at that time. Mr. Villarreal is also eligible to receive an annual bonus equal to 3% of the Company's earnings before interest, taxes, depreciation and amortization, not to exceed 1.5 times his annual base salary, plus such additional amount as determined by the Board of Directors in its sole discretion.

     In the event of a change of control, all of Mr. Villarreal's options will become fully vested and exercisable. If Mr. Villarreal has not received the additional options to purchase 1,450,000 shares and 325,000 shares described above before a change of control, he will be entitled to a cash bonus at that time equal to the appreciation of the value of 1,775,000 shares of our common stock subsequent to April 2, 2003. If Mr. Villarreal is terminated, other than for cause, or resigns within 10 days following a material decrease in title within six months following a change of control, he is entitled to receive a lump sum payment equal to 2 times his annual base salary and all his options shall become fully vested, subject to compliance with certain ongoing obligations and the delivery of a release to the Company. If Mr. Villarreal resigns within 10 days following a material decrease in title by the Company's Board of Directors, other than for cause, 50% of Mr. Villarreal's unvested options will become fully vested.

       On May 13, 2003, we entered into an employment agreement with Charles E. Ramey, pursuant to which he is employed as our Chief Executive Officer and Chairman of the Board of Directors at an annual base salary of $200,000 for a term of three years. The Agreement will automatically renew for successive one year terms unless either party gives timely notice of non-renewal. Pursuant to the terms of the agreement, Mr. Ramey received an option to purchase 1,970,000 shares of our common stock under the 2000 Plan at an exercise price of $0.20 per share The option vests as to 1,400,000 shares on May 20, 2003 and the remaining shares vest on January 1, 2004. Subject to stockholder approval of certain proposals at the 2003 Annual Meeting, Mr. Ramey will also be entitled to receive an option to purchase 30,000 shares of our common stock under the 2000 Plan at an exercise price equal to fair market value of our common stock on the date of grant, subject to Compensation Committee approval at that time. This option will become fully vested on January 1, 2004. Mr. Ramey is also eligible to receive a bonus at the discretion of the Board of Directors.

     In the event of a change of control, all of Mr. Ramey's options will become fully vested and exercisable. If Mr. Ramey is terminated, other than for cause, or resigns within 10 days following a material decrease in title within six months following a change of control, Mr. Ramey is entitled to receive a lump sum payment equal to 2 times his annual base salary and all his options shall become fully vested, subject to compliance with certain ongoing obligations and the delivery of a release to the Company. If Mr. Ramey resigns within 10 days following a material decrease in title by the Company's Board of Directors, other than for cause, 50% of Mr. Ramey's unvested options will become fully vested.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of June 20, 2003, as to shares of our common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of any class of our capital stock,
(ii) each of our Named Officers, (iii) each of our directors and each nominee for director and (iv) all of our current directors and executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o US Dataworks, Inc., 5301 Hollister Road, Suite 250, Houston, Texas 77040.

                                        AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                              ------------------------------------------------------------

                                                                      RIGHT TO                  PERCENTAGE OF CLASS
                                                                      ACQUIRE                   BENEFICIALLY OWNED
                                           SHARES OF   SHARES OF     BENEFICIAL             ---------------------------  PERCENTAGE
                               SHARES OF    SERIES A    SERIES B     OWNERSHIP OF                                            OF
                                COMMON      PREFERRED   PREFERRED    COMMON STOCK                                          VOTING
                                 STOCK        STOCK       STOCK     WITHIN 60 DAYS  TOTAL           SERIES A  SERIES B   SECURITIES
NAME AND ADDRESS OF           BENEFICALLY BENEFICIALLY BENEFICIALLY   OF JUNE 20,  COMMON  COMMON   PREFERRED PREFERRED BENEFICIALLY
BENEFICIAL OWNER                 OWNED        OWNED       OWNED          2003       STOCK  STOCK(2)   STOCK     STOCK    OWNED(1)(2)
------------------------      ----------- ------------ ------------ -------------- ------- -------- --------- --------- ------------
5% STOCKHOLDERS
 Russel Leventhal ...........  5,589,333          --          --            --    5,589,333    8.9%      --       --          7.8%
   21621 Nordhoff Street
   Chatsworth, CA 91311
 Frank Montelione ...........  5,589,333          --          --            --    5,589,333    8.9       --       --          7.8
   21621 Nordhoff Street
   Chatsworth, CA 91311
 David Baeza ................  3,772,214          --          --        50,000    3,822,214    6.1       --       --          5.3
 Societe Financiere Privee, .  2,873,564     540,000          --     8,893,281   11,766,845   16.4      100%      --         15.2
   S.A.,
   3, Rue Maurice, CH-1024
   Geneve, Switzerland
 Mark Deveau ................    196,609          --      56,000        42,000      238,609     *        --      9.1%          *
 Harvey M. Gammon(3) ........    216,348          --     280,000       210,000      426,348     *        --     45.4          1.0
 Thomas & Lois Gibbons ......    298,582          --      67,000        50,250      348,832     *        --     10.9           *
 Yeshwant Mehta(4) ..........    271,942          --      79,999        59,999      331,941     *        --     13.0           *

NAMED OFFICERS AND DIRECTORS
 Charles E. Ramey ...........  1,952,319          --          --     1,430,000    3,382,319    5.3       --       --          4.6
 Terry Stepanik .............  1,397,334          --          --       293,000    1,690,334    2.7       --       --          2.3
 John S. Reiland ............         --          --          --            --           --     --       --       --           --
 Richard Shapiro ............  2,584,000          --          --       123,000    2,707,200    4.3       --       --          3.8
 Mario Villarreal ...........    722,667          --          --     1,134,500    1,857,167    2.9       --       --          2.5
 Joe Abrell .................      5,000          --          --       225,000      230,000     *        --       --           *
 John L. Nicholson(5) .......  1,245,055          --     133,334       160,000    1,405,056    2.2       --     21.6          2.1
 Hayden D. Watson ...........         --          --          --        60,000       60,000     --       --       --           --
 Thomas L. West, Jr .........         --          --          --        60,000       60,000     --       --       --           --
 All current directors and
   executive officers as a
   group (8 persons) ........  5,322,375          --          --     3,362,501    8,684,876   13.2       --       --         11.5
____________________

* Amount represents less than 1% of our common stock.

(1) To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them, subject to community property law, where applicable, and the information contained in the footnotes to this table.

(2) Applicable percentage ownership of common stock is based on 62,664,638 shares of common stock issued and outstanding as of June 20, 2003. Applicable percentage ownership of Series A Preferred Stock is based on 540,000 shares of Series A Preferred Stock issued and outstanding on June 20, 2003. Applicable percentage ownership of Series B Preferred Stock is based on 616,333 shares of Series B Preferred Stock outstanding on June 20, 2003. Applicable percentage ownership of voting securities is based on 72,020,167 shares of common stock issued and outstanding as of June 20, 2003, including shares of Series A Preferred Stock convertible into common stock and shares of Series B Preferred Stock convertible into common stock. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock, held by that person, that are currently exercisable or exercisable within 60 days of June 20, 2003 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of another person.

(3) Includes 129,365 shares held by the Sterling Trust Company Trustee FBO Harvey M. Gammon.

(4) Includes 126,009 shares held by the Sterling Trust Company Trustee FBO Yeshwant Mehta.

(5) Includes 550,000 shares held by J.L. Nicholson MD Inc. 401-K FBO John L. Nicholson, 250,000 shares held by JLN Trust DTD April 26, 2001 and 50,000 shares held by John L. Nicholson MD Inc. FBO John L. Nicholson.



                      EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth certain information as to our equity compensation plans for fiscal 2003.

                                                                                                      NUMBER OF SECURITIES
                                                                                                    REMAINING AVAILABLE FOR
                                      NUMBER OF SECURITIES TO BE                                     FUTURE ISSUANCE UNDER
                                       ISSUED UPON EXERCISE OF       WEIGHTED AVERAGE EXERCISE     EQUITY COMPENSATION PLANS
                                         OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING          (EXCLUDING SECURITIES
                                         WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS     REFLECTED IN COLUMN (a))
           PLAN CATEGORY                         (a)                            (b)                           (c)
----------------------------------    --------------------------   ----------------------------    -------------------------
Equity compensation plans approved
  by the stockholders                         1,410,000                       $0.77                         6,590,000
Equity compensation plans not
  approved by the stockholders
                                                621,750                       $3.87                                --
                                         ---------------                   -----------                   ---------------
               Total                          2,031,750                       $4.64                         6,590,000


     The Amended and Restated 2000 Stock Option Plan is our only equity compensation plan that has been approved by the stockholders. We have also granted non-statutory stock options to purchase shares of our common stock pursuant to stock option agreements. These grants were made outside of our 2000 Stock Option Plan. The exercise price of these options were equal to the fair market value of our common stock on the date of grant. These options vested immediately and have a duration of five years. The exercise price may be paid in cash or by a net issuance.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       We acquired US Dataworks, Inc., a Delaware corporation, on March 31, 2001, with an effective date of April 2, 2001 through a Share Exchange Agreement. Richard Shapiro, our former Chief Financial Officer, who was an executive officer of this Delaware company, received 2,296,000 shares of our common stock and a warrant to purchase 123,000 shares of our common stock at an exercise price of $0.73 per share. In addition, Terry Stepanik and Mario Villarreal, co-founders of the Delaware company, received 997,334 shares of our common stock and 322,667 shares of our common stock, respectively, and a warrant to purchase 68,000 shares and 22,000 shares of our common stock, respectively, at an exercise price of $0.73 per share. One of the liabilities of this Delaware company that was assumed by us was a promissory note in the principal amount of $1,315,000 in favor of Allstate Communications, Inc.

     In connection with the acquisition of the Delaware company, David Baeza, our former Chief Executive Officer and former Chief Marketing Officer returned to us 764,000 shares of our common stock. In exchange for these shares, we issued to Mr. Baeza a promissory note in principal amount of $110,000. This promissory note bears an interest rate of 10% per annum. If prior to April 1, 2003, we raised a cumulative of $5,000,000 in gross proceeds from debt or equity financings, pursuant to the terms of the promissory note, the principal amount and accrued interest were to become due and payable. We did not raise $5,000,000 by April 1, 2003 and the principal amount and accrued interest of the promissory note was forgiven.

     During fiscal 2003 and 2002, we paid $4,000 and $68,000, respectively, in rent expense to 8053 Deering Avenue L.P. for our office space located in Chatsworth, California. Mr. Russel Leventhal and Mr. Frank Montelione, two of our 5% stockholders, are general partners of 8053 Deering Avenue L.P. We no longer lease space from 8053 Deering Avenue L.P. In addition, we incurred $0 and $144,000 in consulting expenses for fiscal 2003 and 2002, respectively, of which $54,400 have been paid, to Messrs. Leventhal and Montelione.

     During fiscal 2002, we issued a promissory note to Mr. Leventhal in the principal amount of $50,000 and a promissory note to 8053 Deering Avenue L.P. in principal amount of $46,000. Subsequent to March 31, 2002, we paid Mr. Leventhal and 8053 Deering Avenue L.P. the principal amount of their respective promissory notes and the accrued interest on both promissory notes was forgiven.

     On February 14, 2002, we entered into a settlement agreement with Allstate Communications, Inc. As part of this settlement, we transferred all rights in our application service provider technology software to Allstate Communications, Inc. and the warrants to purchase an aggregate of 664,000 shares of our common stock held by Messrs. Leventhal and Montelione were cancelled. In addition, Allstate Communications, Inc. and Messrs. Leventhal and Montelione forgave notes payable in the amount of $260,206 and we forgave notes payable in the amount of $300,519. We also agreed to pay the remainder of the amounts owed to Allstate Communications, Inc. and Messrs. Levental and Montelione, an aggregate of $1,150,000, out of proceeds from future equity financings. Of the $1,150,000 owed, $1,024,400 is pursuant to the promissory note assumed in connection with the acquisition of the Delaware company. On December 31, 2002, this promissory note was cancelled and we issued a new promissory note in the amount of $1,041,482 pursuant to Amendment Number 1 to Settlement Agreement. The balance of this promissory note at March 31, 2003 was $961,627.

     During fiscal 2003 and 2002, we issued promissory notes in an aggregate principal amount of $1,353,000 to Mr. Ramey, our Chief Executive Officer bearing an interest rate of 12% per annum. On July 10, 2003, we consolidated these promissory notes into one promissory note for $1,353,000, bearing an interest rate of 7% per annum, pursuant to the Subordinated, Convertible Note and Warrant Agreement. Subject to shareholder approval, this promissory note may be converted into shares of our common stock at a conversion price equal to the lesser of (i) $0.16 per share or (ii) the closing bid price of our common stock as listed on the American Stock Exchange on the trading day immediately prior to the date of a change of control of US Dataworks or the date of Mr. Ramey's notice of voluntary conversion of the promissory note. Alternatively, if the Company sells shares of Series C Preferred Stock for gross proceeds of $7,500,000, then the promissory note will automatically convert into shares of Series C Preferred Stock at a conversion price equal to the Series C Preferred Stock purchase price. In connection with this promissory note, we issued to Mr. Ramey a warrant to purchase 8,456,250 shares of our common stock at an exercise price of $0.16 per share. The principal amount and accrued interest is due and payable upon demand after July 10, 2004.


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

    EXHIBIT
    NUMBER                    DESCRIPTION OF DOCUMENT
    ------                    -----------------------

    3(i).1 Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    3(i).2 Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000).

    3(i).3 Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(1).3 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

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

    3(ii)        Amended and Restated Bylaws. (incorporated by reference to
                 Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002).

    4.1 Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    10.1+ Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-102840)).

    10.2+        Form of stock option agreement.

    10.3 Lease Agreement dated as of November 18, 1997, by and between Allstate Dataworks, LLC and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    10.4 Second Addendum to Lease Contract dated as of October 28, 2000, by and between US Dataworks, Inc., a Delaware corporation, and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    10.5 Fourth Amendment to Lease Agreement dated as of May 14, 2002 by and between the Registrant and MLCV Hollister LP. (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    10.6 Form of Warrant Agreement between the Registrant and each of Messrs. Cooper, Shapiro, Stepanik and Villarreal. (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    10.7         Form of Warrant Agreement. (incorporated by reference to
                 Exhibit 10.13 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    EXHIBIT
    NUMBER                    DESCRIPTION OF DOCUMENT
    ------                    -----------------------

    10.8 Form of Convertible Promissory Note. (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    10.9 Warrant Agreement for Common Stock of Sonicport, Inc. dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    10.10 Convertible Secured Promissory Note dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    10.11 Form of Promissory Note between the Registrant and each of David Baeza and Stanton Dodson. (incorporated by reference to
                 Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    10.12+       Form of Stock Option Agreement (incorporated by reference to
                 Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-102842)).

    10.13+       Form of Director Stock Option Agreement.

    23.1 Consent of Ham, Langston & Brezina, LLP, independent accountants.

    23.2 Consent of Singer Lewak Greenbaum & Goldstein LLP, independent accountants.

    24.1         Power of Attorney (see page 26 of this Form 10-KSB).

    99.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.Css.1350.
______________

     + Indicates management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     The Company has filed a current report on Form 8-K on April 18, 2003 reporting under Item 5 its intention to restate its financial statements for the 2002 and 2001 fiscal years and certain quarterly periods in 2001 and 2002.

     The Company has filed a current report on Form 8-K on June 16, 2003 reporting under Item 5 the restatement of its financial statements for the 2002 and 2001 fiscal years and for certain quarterly periods in 2001 and 2002.

     The Company has filed a current report on Form 8-K on July 9, 2003 reporting under Item 5 an equity line financing and a private placement transaction.


ITEM 14. CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based on their evaluation as of a date within 90 days prior to the filing date of this Annual Report, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report was being prepared.

     (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               US DATAWORKS, INC.


                                               By: /s/ Charles E. Ramey
                                                   -----------------------------
                                                   Charles E. Ramey
                                                   Chief Executive Officer

                                               Date:  July 15, 2003

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

           NAME                                 TITLE                        DATE
           ----                                 -----                        ----

   /s/ Charles E. Ramey                Chief Executive Officer          July 15, 2003
-----------------------------       (Principal Executive Officer)
     Charles E. Ramey                       and Director


    /s/ John S. Reiland                Chief Financial Officer          July 15, 2003
-----------------------------         (Principal Accounting and
      John S. Reiland                    Financial Officer)


      /s/ Joe Abrell                          Director                  July 15, 2003
-----------------------------
        Joe Abrell


/s/ John L. Nicholson, M.D.                   Director                  July 15, 2003
-----------------------------
  John L. Nicholson, M.D.


    /s/ Terry Stepanik                        Director                  July 15, 2003
-----------------------------
      Terry Stepanik


   /s/ Hayden D. Watson                       Director                  July 15, 2003
-----------------------------
     Hayden D. Watson


  /s/ Thomas L. West, Jr.                     Director                  July 15, 2003
-----------------------------
    Thomas L. West, Jr.

CERTIFICATIONS


I, Charles E. Ramey, certify that:

1. I have reviewed this annual report on Form 10-KSB of US Dataworks, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 15, 2003

                                                    /s/ Charles E. Ramey
                                                    ----------------------------
                                                    Charles E. Ramey,
                                                    Chief Executive Officer

CERTIFICATIONS


I, John S. Reiland, certify that:

1. I have reviewed this annual report on Form 10-KSB of US Dataworks, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 15, 2003

                                                        /s/ John S. Reiland
                                                        ------------------------
                                                        John S. Reiland,
                                                        Chief Financial Officer

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                   DESCRIPTION OF DOCUMENT
    ------                   -----------------------

    3(i).1 Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    3(i).2 Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000).

    3(i).3 Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(1).3 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

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

    3(ii)        Amended and Restated Bylaws. (incorporated by reference to
                 Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002).

    4.1 Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    10.1+ Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-102840)).

    10.2+        Form of stock option agreement.

    10.3 Lease Agreement dated as of November 18, 1997, by and between Allstate Dataworks, LLC and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    10.4 Second Addendum to Lease Contract dated as of October 28, 2000, by and between US Dataworks, Inc., a Delaware corporation, and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    10.5 Fourth Amendment to Lease Agreement dated as of May 14, 2002 by and between the Registrant and MLCV Hollister LP. (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    10.6 Form of Warrant Agreement between the Registrant and each of Messrs. Cooper, Shapiro, Stepanik and Villarreal. (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    10.7         Form of Warrant Agreement. (incorporated by reference to
                 Exhibit 10.13 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    10.8 Form of Convertible Promissory Note. (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    10.9 Warrant Agreement for Common Stock of Sonicport, Inc. dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    EXHIBIT
    NUMBER                   DESCRIPTION OF DOCUMENT
    ------                   -----------------------

    10.10 Convertible Secured Promissory Note dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    10.11 Form of Promissory Note between the Registrant and each of David Baeza and Stanton Dodson. (incorporated by reference to
                 Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002).

    10.12+       Form of Stock Option Agreement (incorporated by reference to
                 Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-102842)).

    10.13+       Form of Director Stock Option Agreement.

    23.1 Consent of Ham, Langston & Brezina, LLP, independent accountants.

    23.2 Consent of Singer Lewak Greenbaum & Goldstein LLP, independent accountants.

    24.1         Power of Attorney (see page 26 of this Form 10-KSB).

    99.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.Css.1350.

_______________

     + Indicates management contract or compensatory plan or arrangement.