Form 10KSB/A
period 2003-03-31
US DATAWORKS INC
filed 2003-07-17
CIK 1049505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549
                                   ----------

                                  FORM 10-KSB/A
                                  -------------
                               (Amendment No. 1)

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

         Number of shares of Common Stock outstanding as of June 20, 2003:
62,664,638.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                EXPLANATORY NOTE

         US Dataworks, Inc., by this Form 10-KSB/A, Amendment No. 1 to Form 10-KSB, hereby amends and restates Item 7 of Part II and Items 11 and 13 of Part III.


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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $125,452 to $8,564 at March 31, 2003 from $134,016 at March 31, 2002. Cash used for operating activities was $1,203,109 in fiscal 2003 compared to $2,273,286 in fiscal 2002, of which $883,424 was used in discontinued operating activities. Net loss from continuing operations reduced cash by $3,116,717 and $9,589,746 in fiscal 2003 and fiscal 2002, respectively.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended March 31, 2003, the Company incurred a net loss of $3,116,717, and it had negative cash flows from operations of $1,203,109. In addition, the Company had an accumulated deficit of $32,744,531 at March 31, 2003. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

continued below

                                  Common       Additional
                                   Stock         Paid-In       Treasury       Accumulated    Subscription
                                 Committed      Capital         Stock          Deficit       Receivable       Total
                               -------------  -------------  -------------  -------------  -------------  -------------
Balance, March 31, 2001        $    255,000   $ 35,535,415             --   $(18,353,495)            --   $ 17,441,398

Rescission of Series B
  Preferred Stock                        --         (9,999)            --             --             --        (10,000)
Common stock committed for
  Conversion of convertible
   promissory notes               1,424,259             --             --             --             --      1,424,259
Common stock issuance costs              --        (75,968)            --             --             --        (75,968)
Warrants issued for
  Financing costs of
   promissory notes                      --        314,022             --             --             --        314,022
  Lock-up agreements                     --         11,520             --             --             --         11,520
  Services rendered                      --         64,000             --             --             --         64,000
Interest from fixed
  conversionfeatures                     --        747,660             --             --             --        747,660
Common stock issued for
  Cash                                   --        349,821             --             --             --        350,000
  Exercise of warrants                   --          2,999             --             --             --          3,000
  Committed stock                  (255,000)       254,953             --             --             --             --
  Services rendered                      --        178,999             --             --             --        179,186
  Employee severance                     --         11,518             --             --             --         11,520
  Lock-up agreements                     --        240,525             --             --             --        240,605
  Financing costs                        --      2,123,050             --             --             --      2,123,423
Common stock issued with
  promissory notes                       --         26,236             --             --             --         26,244
Subscription receivable                  --        (28,990)            --             --        (21,010)       (50,000)




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


                                    US DATAWORKS, INC.
                                 STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                                  2003           2002
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss from continuing operations                         $(3,116,717)   $(9,589,746)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization of property and equipment       301,002        321,278
    Amortization of goodwill                                           --      2,355,604
    Loss on disposal of property and equipment                     83,168             --
    Interest charges on convertible promissory notes              583,322      2,280,364
    Issuance of stock for services rendered                       223,116        179,186
    Issuance of stock for employee severance                           --         11,520
    Issuance of stock for lock-up agreement                            --        240,605
    Issuance of stock for financing costs                          97,416      2,123,423
    Issuance of warrants for lock-up agreements                        --         11,520
    Issuance of warrants for services                              69,371         64,000
    Accrual for settlement of promissory note                     365,000             --
    Other                                                           3,300             --
     Changes in operating assets and liabilities:
      Accounts receivable                                        (299,108)         8,910
      Work in progress                                             11,312        (11,312)
      Prepaid expenses and other current assets                  (134,027)        26,046
      Other assets                                                 10,382        (13,212)
      Deferred revenue                                            (21,473)       262,923
      Accounts payable                                            258,292        102,412
      Accrued expenses                                            272,475        194,779
      Interest payable                                               (873)        36,472
      Interest payable - related parties                           85,681          5,366
      Other                                                         5,252             --
                                                              ------------   ------------
        Net cash used in continuing operations                 (1,203,109)    (1,389,862)
        Net cash used in discontinued operations                       --       (883,424)
                                                              ------------   ------------
        Net cash used in operating activities                  (1,203,109)    (2,273,286)
                                                              ============   ============

Cash flows from investing activities:
  Purchase of property and equipment                              (38,938)       (23,517)
  Repayments to related parties                                   (27,379)       (11,619)
                                                              ------------   ------------
        Net cash used in investing activities                     (66,317)       (35,136)
                                                              ============   ============

        The accompanying notes are an integral part of these financial statements.

                               US DATAWORKS, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                        2003            2002
                                                     ------------   ------------
Cash flows from financing activities:
  Payments on capital lease obligations                  (18,068)       (10,157)
  Proceeds from notes payable                             51,103        145,000
  Repayment of notes payable                            (327,698)      (103,969)
  Proceeds from notes payable - related party          1,053,000        396,000
  Repayment of notes payable - related party             (96,000)       (11,000)
  Proceeds from convertible promissory notes             822,500      1,065,000
  Repayment of convertible promissory notes             (175,000)      (150,000)
  Repayment of note from discontinued operation         (188,373)            --
  Proceeds from common stock                                  --        300,000
  Stock issuance costs                                        --        (75,968)
  Proceeds from subscription receivables                  21,010             --
  Proceeds from exercise of warrants                       1,500          3,000
  Rescission of preferred stock                               --        (10,000)
  Payment of dividends                                        --       (264,698)

                                                     ------------   ------------
        Net cash provided by financing activities      1,143,974      1,283,208
                                                     ------------   ------------
Net decrease in cash and cash equivalents               (125,452)    (1,025,214)
Cash and cash equivalents, beginning of year             134,016      1,159,230
                                                     ------------   ------------
Cash and cash equivalents, end of year               $     8,564    $   134,016
                                                     ============   ============

Supplemental disclosures of cash flow information

  Interest paid                                      $   206,380    $   265,302

  Income taxes paid                                  $        --    $     1,616
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



2.     GOING CONCERN
       -------------


       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company incurred a net loss of $3,116,717 and had negative cash flows from operations of $1,203,109 during the year ended March 31, 2003, and it had an accumulated deficit of $32,744,531 as of March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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
                                                                     ==========

       EMPLOYMENT AGREEMENTS
       ---------------------


       On July 3, 2000, the Company entered into a three-year employment agreement with its Chief Financial Officer. The annual salary for the officer is $180,000. In addition, the officer was granted options under the Company's 2000 Stock Option Plan to purchase 900,000 shares of common stock of the Company at an exercise price equal to the Company's stock price on April 10, 2001. 150,000 options vest 120 days after the date of the employment agreement, 175,000 options vest six months after the date of the employment agreement, 250,000 options vest 12 months after the date of the employment agreement, and 325,000 options vest 18 months after the date of the employment agreement. The officer is also entitled to a severance payment of $60,000 if he is terminated at any time during the employment term unless the termination is for certain specified reasons. In September 2002, the Chief Financial Officer resigned from the Company and forfeited all outstanding options. An accrual is included in the Company's balance sheet for a portion of the salary owed to this individual. The Company is not obligated to pay any additional severance.

       On April 2, 2001, the Company entered into two-year employment agreements with its President and its Vice President. The annual salaries for the two officers are $120,000 each. In addition, each officer was granted options under the Company's 2000 Stock Option Plan (the Plan) to purchase 225,000 shares of common stock of the Company at an exercise price equal to the Company's stock price on the date of the employment agreements. For each officer, 25,000 options vest 120 days after the date of the employment agreements, 35,000 options vest six months after the date of the employment agreements, 50,000 options vest 12 months after the date of the employment agreements, and 115,000 options vest 18 months after the date of the employment agreements. On April 2, 2003 these two contracts were renewed for an additional three years. The annual salaries for the two officers are $175,000 and $150,000. In addition, each officer will be granted options under the Plan to purchase 1,775,000 shares of common stock of the Company. Each will also be granted an option to purchase 2,900,000 shares of the Company's common stock outside the Plan and an option to purchase 325,000 shares under the Plan provided that the Board of Directors and stockholders of the Company approve an increase in the number of shares authorized for issuance under the Plan. Such approval has not occurred as of March 31, 2003.

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

       On May 13, 2003, the Company entered into an employment agreement with its Chief Executive Officer and Chairman of the Board of Directors at an annual base salary of $200,000 for a term of three years. The Agreement will automatically renew for successive one year terms unless either party gives timely notice of non-renewal. Pursuant to the terms of the agreement, an option was granted received an option to purchase 1,970,000 shares of our common stock under the 2000 Plan at an exercise price of $0.20 per share. The option vests as to 1,400,000 shares on May 20, 2003 and the remaining shares vest on January 1, 2004. Subject to approval, an option may also be granted to purchase 30,000 shares of common stock under the 2000 Plan at an exercise price equal to fair market value of our common stock on the date of grant. Such approval has not occurred as of March 31, 2003.

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

       The following table summarizes certain information relative to stock options:

                                                   2000 Stock Option Plan             Outside of Plan
                                                -----------------------------   -----------------------------
                                                                  Weighted                         Weighted
                                                                  Average                          Average
                                                                  Exercise                         Exercise
                                                    Shares         Price            Shares          Price
                                                -------------   -------------   -------------   -------------
     Outstanding, March 31, 2001                   1,535,000      $    2.09        1,050,250      $    3.62
     Granted                                       2,385,000      $    0.97               --      $      --
     Forfeited/canceled                           (1,020,000)     $    0.78               --      $      --
     Outstanding, March 31, 2002                   2,900,000      $    1.63        1,050,250      $    3.62
     Granted                                         610,000      $    0.20               --      $      --
     Forfeited/canceled                           (2,100,000)     $    1.64         (428,500)     $    3.00
     Outstanding, March 31, 2003                   1,410,000      $    0.77          621,750      $    3.87
     Exercisable, March 31, 2003                     935,000      $    0.94          621,750      $    3.87

                               US DATAWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                      -----


12.    STOCKHOLDERS' EQUITY, continued
       -------------------------------

       STOCK OPTIONS
       -------------

       The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at March 31, 2003 was 6.51 years and $1.72, respectively. The exercise prices for the options outstanding at March 31, 2003 ranged from $0.19 to $10, and information relating to these options is as follows:

                                                                                          Weighted
                                                           Weighted-                      Average
                                                           Average         Weighted-      Exercise
       Range of          Stock             Stock           Remaingin       Average        Price of
       Exercise          Options           Options         Contractual     Exercise       Options
       Prices            Outstanding       Exercisable     Life            Price          Exercisable
       ------            -----------       -----------     ----            -----          -----------
     $0.19 - 2.00        1,479,250          1,004,250      8.28 years       $0.75         $     0.89
     $2.01 - 4.00           67,500             67,500      1.58 years       $3.81         $     3.81
     $4.01- 10.00          485,000            485,000      1.89 years       $4.37         $     4.37
                         ---------          ---------
                         2,031,750          1,556,750
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

                                        AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                              ------------------------------------------------------------

                                                                      RIGHT TO                  PERCENTAGE OF CLASS
                                                                      ACQUIRE                   BENEFICIALLY OWNED
                                           SHARES OF   SHARES OF     BENEFICIAL             ---------------------------  PERCENTAGE
                               SHARES OF    SERIES A    SERIES B     OWNERSHIP OF                                            OF
                                COMMON      PREFERRED   PREFERRED    COMMON STOCK                                          VOTING
                                 STOCK        STOCK       STOCK     WITHIN 60 DAYS  TOTAL           SERIES A  SERIES B   SECURITIES
NAME AND ADDRESS OF           BENEFICALLY BENEFICIALLY BENEFICIALLY   OF JUNE 20,  COMMON  COMMON   PREFERRED PREFERRED BENEFICIALLY
BENEFICIAL OWNER                 OWNED        OWNED       OWNED          2003       STOCK  STOCK(2)   STOCK     STOCK    OWNED(1)(2)
------------------------      ----------- ------------ ------------ -------------- ------- -------- --------- --------- ------------
5% STOCKHOLDERS
 Russel Leventhal ...........  5,589,333          --          --            --    5,589,333    8.9%      --       --          7.8%
   21621 Nordhoff Street
   Chatsworth, CA 91311
 Frank Montelione ...........  5,589,333          --          --            --    5,589,333    8.9       --       --          7.8
   21621 Nordhoff Street
   Chatsworth, CA 91311
 David Baeza ................  3,772,214          --          --        50,000    3,822,214    6.1       --       --          5.3
 Societe Financiere Privee, .  2,873,564     540,000          --     8,893,281   11,766,845   16.4      100%      --         15.2
   S.A.,
   3, Rue Maurice, CH-1024
   Geneve, Switzerland
 Mark Deveau ................    196,609          --      56,000        42,000      238,609     *        --      9.1%          *
 Harvey M. Gammon(3) ........    216,348          --     280,000       210,000      426,348     *        --     45.4          1.0
 Thomas & Lois Gibbons ......    298,582          --      67,000        50,250      348,832     *        --     10.9           *
 Yeshwant Mehta(4) ..........    271,942          --      79,999        59,999      331,941     *        --     13.0           *

NAMED OFFICERS AND DIRECTORS
 Charles E. Ramey ...........  1,952,319          --          --     1,430,000    3,382,319    5.3       --       --          4.6
 Terry Stepanik .............  1,397,334          --          --       293,000    1,690,334    2.7       --       --          2.3
 John S. Reiland ............         --          --          --            --           --     --       --       --           --
 Richard Shapiro ............  2,584,000          --          --       123,000    2,707,200    4.3       --       --          3.8
 Mario Villarreal ...........    722,667          --          --     1,134,500    1,857,167    2.9       --       --          2.5
 Joe Abrell .................      5,000          --          --       225,000      230,000     *        --       --           *
 John L. Nicholson(5) .......  1,245,055          --     133,334       160,000    1,405,056    2.2       --     21.6          2.1
 Hayden D. Watson ...........         --          --          --        60,000       60,000     *        --       --           *
 Thomas L. West, Jr .........     40,000          --          --        60,000      100,000     *        --       --           *
 All current directors and
   executive officers as a
   group (8 persons) ........  5,362,375          --          --     3,362,501    8,724,876   13.2       --       --         11.6
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

    10.2+*       Form of stock option agreement.

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

    10.13+*      Form of Director Stock Option Agreement.

    23.1 Consent of Ham, Langston & Brezina, LLP, independent accountants.

    23.2 Consent of Singer Lewak Greenbaum & Goldstein LLP, independent accountants.

    24.1*        Power of Attorney.

    99.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.Css.1350.
______________

     + Indicates management contract or compensatory plan or arrangement.
     * Previously filed.

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

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has duly caused this Amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               US DATAWORKS, INC.


                                               By: /s/ Charles E. Ramey
                                                   -----------------------------
                                                   Charles E. Ramey
                                                   Chief Executive Officer

                                               Date:  July 17, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                                 TITLE                        DATE
           ----                                 -----                        ----

 /s/ Charles E. Ramey                  Chief Executive Officer          July 17, 2003
-----------------------------       (Principal Executive Officer)
     Charles E. Ramey                       and Director


  /s/ John S. Reiland                  Chief Financial Officer          July 17, 2003
-----------------------------         (Principal Accounting and
      John S. Reiland                    Financial Officer)


      /s/ Joe Abrell*                         Director                  July 17, 2003
-----------------------------
        Joe Abrell


/s/ John L. Nicholson, M.D.*                  Director                  July 17, 2003
-----------------------------
  John L. Nicholson, M.D.


    /s/ Terry Stepanik*                       Director                  July 17, 2003
-----------------------------
      Terry Stepanik


   /s/ Hayden D. Watson*                      Director                  July 17, 2003
-----------------------------
     Hayden D. Watson


  /s/ Thomas L. West, Jr.*                    Director                  July 17, 2003
-----------------------------
    Thomas L. West, Jr.


*By: /s/ Charles E. Ramey
     ------------------------
     Charles E. Ramey
     As Attorney-in-fact



CERTIFICATIONS


I, Charles E. Ramey, certify that:

1. I have reviewed this annual report on Form 10-KSB/A, Amendment No. 1 to of US Dataworks, Inc.;

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


Date: July 17, 2003

                                                    /s/ Charles E. Ramey
                                                    ----------------------------
                                                    Charles E. Ramey,
                                                    Chief Executive Officer

CERTIFICATIONS


I, John S. Reiland, certify that:

1. I have reviewed this annual report on Form 10-KSB/A, Amendment No. 1 to of US Dataworks, Inc.;

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


Date: July 17, 2003

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

    10.2+*       Form of stock option agreement.

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

    10.13+*      Form of Director Stock Option Agreement.

    23.1 Consent of Ham, Langston & Brezina, LLP, independent accountants.

    23.2 Consent of Singer Lewak Greenbaum & Goldstein LLP, independent accountants.

    24.1*        Power of Attorney.

    99.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.Css.1350.

_______________

     + Indicates management contract or compensatory plan or arrangement.
     * Previously filed.