Form 10KSB/A
period 2002-03-31
US DATAWORKS INC
filed 2003-08-11
CIK 1049505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                                -----------------

                                  FORM 10-KSB/A
                                (Amendment No. 3)

                                -----------------

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

     Number of shares of Common Stock outstanding as of May 31, 2002:
56,266,784.

                                EXPLANATORY NOTE


     US Dataworks, Inc. (the "Company"), by this Form 10-KSB/A, Amendment No. 3 to Form 10-KSB, hereby amends and restates Part II, Items 6 and 7, and Part III,
Item 13.

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


     COST OF REVENUE

     Cost of revenue principally includes the cost of personnel who perform the services associated with our software maintenance and programming revenue activities. Total cost of revenue was $366,394 in fiscal 2002, compared to $0 in fiscal 2003. The increase was principally due to an increase in personnel necessary to perform maintenance and programming services related to the software products acquired by the Company in its acquisition of Dataworks.

     OPERATING EXPENSES

     Total operating expenses increased by $2,901,628 or 117% from $2,472,723 for fiscal 2001 to $5,374,351 for fiscal 2002. The increase was primarily attributable to the development and support activities related to the software products acquired by the Company in its acquisition of Dataworks.


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

     Our contractual obligations, which are described elsewhere in our financial statements have been summarized in the table below:


                                                                            Payments Due In
                                                -----------------------------------------------------------------------
                              Balance as of
 Contractual Obligations      March 31, 2002       2003        2004       2005        2006        2007      After 2007
--------------------------- ------------------- ----------- ----------- ---------- ----------- ----------- ------------
Operating lease                  624,918          130,053     115,469    117,168     119,958     121,906       20,364
Operating lease                   30,998           16,812      14,186         --          --          --           --

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

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
June 7, 2002 (except for
Note 4, as to which the
date is May 5, 2003)

                                              US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                             AND SUBSIDIARY
                                                                 CONSOLIDATED BALANCE SHEET
                                                                             March 31, 2002
-------------------------------------------------------------------------------------------

                                     ASSETS
                                   (RESTATED)
CURRENT ASSETS
   Cash and cash equivalents ...............................................   $   134,016
   Accounts receivable, net of allowance for doubtful accounts of $104,235..       170,673
   Work in progress ........................................................        11,312
   Prepaid expenses and other current assets ...............................        46,893
         Total current assets ..............................................       362,894
                                                                               ------------

PROPERTY AND EQUIPMENT, net ................................................     1,156,530
GOODWILL, net ..............................................................    14,133,629
OTHER ASSETS ...............................................................        32,806
                                                                               ------------
              TOTAL ASSETS .................................................   $15,685,859
                                                                               ============

   The accompanying notes are an integral part of these financial statements.

                                         US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                        AND SUBSIDIARY
                                                            CONSOLIDATED BALANCE SHEET
                                                                        March 31, 2002
--------------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (RESTATED)
CURRENT LIABILITIES
   Notes payable, net of unamortized discount of $13,878 .............   $    135,798
   Notes payable - related parties ...................................        655,000
   Current portion of capital lease obligations ......................         12,872
   Current portion of convertible promissory notes, net of
     unamortized discount of $191,516 ................................        870,984
   Convertible promissory notes--related parties .....................        250,000
   Deferred revenue ..................................................        262,923
   Accounts payable ..................................................        446,059
   Accrued expenses ..................................................        308,968
   Interest payable, including $8,394 related parties ................         22,780
   Due to related party ..............................................         54,506
   Net liabilities of discontinued operations ........................      1,197,495
                                                                         -------------
         Total current liabilities ...................................      4,217,385

CONVERTIBLE PROMISSORY NOTES, net of current portion .................        150,000
CAPITAL LEASE OBLIGATIONS, net of current portion ....................         11,924
                                                                         -------------
              Total liabilities ......................................      4,379,309

COMMITMENTS

SHAREHOLDERS' EQUITY
   Convertible Series A preferred stock, $0.0001 par
     value 800,000 shares authorized 640,000 shares
     issued and outstanding $2.50 liquidation preference,
     dividends of $241,028 in arrears ................................             64
   Convertible Series B preferred stock, $0.0001 par value
     700,000 shares authorized
     629,666 shares issued and outstanding
     $0.75 liquidation preference, dividends of $17,869 in arrears ...             63
   Common stock, $0.0001 par value
     90,000,000 shares authorized
     50,746,452 shares issued and outstanding ........................          5,074
   Common stock committed, 5,325,542 shares ..........................      1,424,259
   Additional paid-in capital ........................................     39,525,914
   Accumulated deficit ...............................................    (29,627,814)
   Subscription receivable ...........................................        (21,010)
                                                                         -------------
         Total shareholders' equity ..................................     11,306,550
                                                                         -------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............   $ 15,685,859
                                                                         =============

   The accompanying notes are an integral part of these financial statements.

                                            US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                           AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             For the Years Ended March 31
-----------------------------------------------------------------------------------------

                                                                 2002            2001
                                                            -------------   -------------
                                                             (RESTATED)       (RESTATED)
REVENUES

   Software licensing revenues ..........................   $    317,500    $         --
   Software maintenance revenues ........................        159,100              --
   Software programming revenues ........................        572,354              --
                                                            -------------   -------------
     Total revenues .....................................      1,048,954              --
                                                            -------------   -------------

COST OF SALES ...........................................        366,394              --
                                                            -------------   -------------
     Gross profit .......................................        682,560              --
                                                            -------------   -------------

OPERATING EXPENSES
   General and administrative ...........................      2,697,469       2,305,964
   Depreciation and amortization ........................      2,676,882          92,374
   Impairment of long-lived assets ......................             --          74,385
                                                            -------------   -------------
     Total operating expenses ...........................      5,374,351       2,472,723

LOSS FROM OPERATIONS ....................................     (4,691,791)     (2,472,723)
                                                            -------------   -------------

OTHER INCOME (EXPENSE)
   Interest Income ......................................          3,630          10,809
   Financing costs ......................................     (2,362,844)       (207,381)
   Interest expense .....................................     (2,307,899)       (186,206)
   Interest expense - related parties ...................       (226,226)        (26,738)
   Other expense ........................................         (3,000)             --
                                                            -------------   -------------
      Total other income (expense) ......................     (4,896,339)       (409,516)
                                                            -------------   -------------

LOSS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES ...     (9,588,130)     (2,882,239)
PROVISION FOR (BENEFIT FROM) INCOME TAXES ...............          1,616            (203)
                                                            -------------   -------------
LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
   OPERATIONS AND EXTRAORDINARY ITEM ....................     (9,589,746)     (2,882,036)
DISCONTINUED OPERATIONS
   Loss from operations of discontinued division,
     net of provision for income taxes of $0 ............     (1,419,875)     (4,618,924)
                                                            -------------   -------------
LOSS BEFORE EXTRAORDINARY ITEM ..........................    (11,009,621)     (7,500,960)
EXTRAORDINARY ITEM
   Income from forgiveness of payable interest ..........             --          41,906
                                                            -------------   -------------
NET LOSS ................................................    (11,009,621)     (7,459,054)
                                                            =============   =============
   Preferred stock dividends ............................        264,698              --
                                                            -------------   -------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS ...............   $(11,274,319)   $ (7,459,054)
                                                            =============   =============


   The accompanying notes are an integral part of these financial statements.

                                                US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                               AND SUBSIDIARY
                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 For the Years Ended March 31
---------------------------------------------------------------------------------------------

                                                                 2002               2001
                                                            ---------------   ---------------
                                                              (RESTATED)         (RESTATED)

BASIC AND DILUTED LOSS PER SHARE
  From continuing operation .............................   $        (0.21)   $        (0.11)
  From discontinued operations ..........................            (0.03)            (0.16)
  From dividends paid ...................................               --                --
                                                            ---------------   ---------------
      TOTAL BASIC AND DILUTED LOSS PER SHARE ............   $        (0.24)   $        (0.27)
                                                            ===============   ===============
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING ...       45,158,726        27,447,596
                                                            ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                                                                              US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                                                             AND SUBSIDIARY
                                                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                               For the Years Ended March 31
---------------------------------------------------------------------------------------------------------------------------

                                                          Preferred Stock
                                   ----------------------------------------------------------
                                       Convertible Series A          Convertible Series B              Common Stock
                                   ----------------------------  ----------------------------  ----------------------------
                                      Shares         Amount         Shares         Amount          Shares        Amount
                                   -------------  -------------  -------------  -------------  -------------  -------------
BALANCE, MARCH 31, 2000
   (RESTATED)                                --   $         --             --   $         --     23,835,588   $      2,383

PREFERRED STOCK ISSUED FOR CASH         800,000             80        642,999             64
REDEMPTION OF SERIES A PREFERRED
   STOCK                               (160,000)           (16)
COMMON STOCK COMMITTED FOR
   Cash

STOCK ISSUANCE COSTS
OPTIONS ISSUED FOR
   Services rendered
   Compensation expense
WARRANTS ISSUED FOR
   Cash
   Financing costs for
     promissory notes
   Lock-up agreements
INTEREST FROM FIXED CONVERSION
   FEATURES
COMMON STOCK ISSUED FOR
   Cash                                                                                             616,558             62
   Purchase of prepaid media                                                                        694,691             70
   Conversion of convertible
     promissory notes                                                                               678,343             68
   Liquidated damages in
     conversion of convertible
     promissory notes                                                                                24,000              2
   Exercise of options                                                                              103,378             10
   Committed stock                                                                                1,259,560            126
   Services rendered                                                                              1,460,000            146
   Employee severance                                                                               160,000             16
   Acquisition of US Dataworks                                                                   14,666,667          1,467
                                                                                                                (Continued)

                                     Common        Additional
                                      Stock          Paid-In       Treasury      Accumulated   Subscription
                                    Committed        Capital         Stock         Deficit      Receivable       Total
                                   -------------  -------------  -------------  -------------  -------------  -------------
BALANCE, MARCH 31, 2000
   (RESTATED)                      $  6,107,550   $  6,780,261   $         --   $(10,894,238)  $         --   $  1,995,956
PREFERRED STOCK ISSUED FOR CASH                      2,482,106                                                   2,482,250
REDEMPTION OF SERIES A PREFERRED
   STOCK                                              (399,984)                                                   (400,000)
COMMON STOCK COMMITTED FOR
Cash
                                        255,000                                                                    255,000
STOCK ISSUANCE COSTS                                  (166,611)                                                   (166,611)
OPTIONS ISSUED FOR
   Services rendered                                    16,750                                                      16,750
   Compensation expense                                180,000                                                     180,000
WARRANTS ISSUED FOR
   Cash                                                 56,250                                                      56,250
   Financing costs for
     promissory notes                                  228,750                                                     228,750
   Lock-up agreements                                  121,523                                                     121,523
INTEREST FROM FIXED CONVERSION
   FEATURES                                          1,340,063                                                   1,340,063
COMMON STOCK ISSUED FOR
   Cash                                                806,716                                                     806,778
   Purchase of prepaid media           (975,000)       974,930
   Conversion of convertible
     promissory notes                  (854,637)     1,354,569                                                     536,438
   Liquidated damages in
     conversion of convertible
     promissory notes                                   59,998                                                      60,000
   Exercise of options                   (4,013)         4,003
   Committed stock                   (3,148,900)     3,148,774
   Services rendered                                   109,354                                                     109,500
   Employee severance                                   21,168                                                      21,184
   Acquisition of US Dataworks                      13,271,867                                                  13,273,334

                       The accompanying notes are an integral part of these financial statements.

                                                                              US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                                                             AND SUBSIDIARY
                                                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                               For the Years Ended March 31
---------------------------------------------------------------------------------------------------------------------------

                                                          Preferred Stock
                                   ----------------------------------------------------------
                                       Convertible Series A          Convertible Series B              Common Stock
                                   ----------------------------  ----------------------------  ----------------------------
                                      Shares         Amount         Shares         Amount          Shares        Amount
                                   -------------  -------------  -------------  -------------  -------------  -------------
CONTRIBUTED CAPITAL IN
   ACQUISITION OF US DATAWORKS                    $              $                                            $
WARRANTS ISSUED IN ACQUISITION
   OF US DATAWORKS
SHARES ACQUIRED UPON SALE OF
   COMPUTER EQUIPMENT
NET LOSS
                                   -------------  -------------  -------------  -------------  -------------  -------------
                                                                                                                (Continued)



                                     Common        Additional
                                      Stock          Paid-In       Treasury      Accumulated   Subscription
                                    Committed        Capital         Stock         Deficit      Receivable       Total
                                   -------------  -------------  -------------  -------------  -------------  -------------
CONTRIBUTED CAPITAL IN
   ACQUISITION OF US DATAWORKS                    $  3,620,000                                                $  3,620,000
WARRANTS ISSUED IN ACQUISITION
   OF US DATAWORKS                                     543,928                                                     543,928
SHARES ACQUIRED UPON SALE OF
   COMPUTER EQUIPMENT                (1,125,000)       981,000                                                    (144,000)
NET LOSS                                                                          (7,459,257)                   (7,459,257)
                                   -------------  -------------  -------------  -------------  -------------  -------------

                       The accompanying notes are an integral part of these financial statements.

                                                                              US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                                                             AND SUBSIDIARY
                                                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                               For the Years Ended March 31
---------------------------------------------------------------------------------------------------------------------------

                                                          Preferred Stock
                                   ----------------------------------------------------------
                                       Convertible Series A          Convertible Series B              Common Stock
                                   ----------------------------  ----------------------------  ----------------------------
                                      Shares         Amount         Shares         Amount          Shares        Amount
                                   -------------  -------------  -------------  -------------  -------------  -------------
BALANCE, MARCH 31, 2001
   (RESTATED)                           640,000   $         64        642,999   $         64     43,498,786   $      4,350

RESCISSION OF SERIES B PREFERRED
   STOCK                                                              (13,333)            (1)
COMMON STOCK COMMITTED FOR
   Conversion of convertible
     promissory notes
COMMON STOCK ISSUANCE COSTS
WARRANTS ISSUED FOR
   Financing costs of promissory
     notes
   Lock-up agreements
   Services rendered
INTEREST FROM FIXED CONVERSION
   FEATURES
COMMON STOCK ISSUED FOR
   Cash                                                                                           1,795,398            179
   Exercise of warrants                                                                              10,000              1
   Committed stock                                                                                  475,000             47
   Services rendered                                                                              1,868,857            187
   Employee severance                                                                                20,000              2
   Lock-up agreements                                                                               804,516             80
   Financing costs                                                                                3,725,895            373
COMMON STOCK ISSUED WITH
   PROMISSORY NOTES                                                                                  76,000              8
SUBSCRIPTION RECEIVABLE
                                                                                                                (Continued)

                                     Common        Additional
                                      Stock          Paid-In       Treasury      Accumulated   Subscription
                                    Committed        Capital         Stock         Deficit      Receivable       Total
                                   -------------  -------------  -------------  -------------  -------------  -------------
BALANCE, MARCH 31, 2001
   (RESTATED)                      $    255,000   $ 35,535,415             --   $(18,353,495)            --   $ 17,441,398

RESCISSION OF SERIES B PREFERRED
   STOCK                                                (9,999)                                                    (10,000)
COMMON STOCK COMMITTED FOR
   Conversion of convertible
     promissory notes                 1,424,259                                                                  1,424,259
COMMON STOCK ISSUANCE COSTS                            (75,968)                                                    (75,968)
WARRANTS ISSUED FOR
   Financing costs of promissory
     notes                                             314,022                                                     314,022
   Lock-up agreements                                   11,520                                                      11,520
   Services rendered                                    64,000                                                      64,000
INTEREST FROM FIXED CONVERSION
   FEATURES                                            747,660                                                     747,660
COMMON STOCK ISSUED FOR
   Cash                                                349,821                                                     350,000
   Exercise of warrants                                  2,999                                                       3,000
   Committed stock                     (255,000)       254,953
   Services rendered                                   178,999                                                     179,186
   Employee severance                                   11,518                                                      11,520
   Lock-up agreements                                  240,525                                                     240,605
   Financing costs                                   2,213,050                                                   2,123,423
COMMON STOCK ISSUED WITH
   PROMISSORY NOTES                                     26,236                                                      26,244
SUBSCRIPTION RECEIVABLE                                (28,990)                                     (21,010)       (50,000)

                       The accompanying notes are an integral part of these financial statements.

                                                                              US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                                                             AND SUBSIDIARY
                                                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                               For the Years Ended March 31
---------------------------------------------------------------------------------------------------------------------------

                                                          Preferred Stock
                                   ----------------------------------------------------------
                                       Convertible Series A          Convertible Series B              Common Stock
                                   ----------------------------  ----------------------------  ----------------------------
                                      Shares         Amount         Shares         Amount          Shares        Amount
                                   -------------  -------------  -------------  -------------  -------------  -------------
COMMON STOCK RETURNED FOR NOTES
   PAYABLE                                        $                             $                             $
CANCELLATION OF TREASURY STOCK                                                                   (1,528,000)          (153)
PREFERRED DIVIDENDS
NET LOSS
                                   -------------  -------------  -------------  -------------  -------------  -------------
BALANCE, MARCH 31, 2002
   (RESTATED)                           640,000   $         64        629,666   $         63     50,746,452   $      5,074
                                   =============  =============  =============  =============  =============  =============
                                                                                                                (Continued)


                                     Common        Additional
                                      Stock          Paid-In       Treasury      Accumulated   Subscription
                                    Committed        Capital         Stock         Deficit      Receivable       Total
                                   -------------  -------------  -------------  -------------  -------------  -------------
COMMON STOCK RETURNED FOR NOTES
   PAYABLE                         $              $              $   (220,000)  $              $              $   (220,000)
CANCELLATION OF TREASURY STOCK                        (219,847)       220,000
PREFERRED DIVIDENDS                                                                 (264,698)                     (264,698)
NET LOSS                                                                         (11,009,621)                  (11,009,621)
                                   -------------  -------------  -------------  -------------  -------------  -------------
BALANCE, MARCH 31, 2002
   (RESTATED)                      $  1,424,259   $ 39,525,914   $              $(29,627,814)  $    (21,010)  $ 11,306,550
                                   =============  =============  =============  =============  =============  =============

                       The accompanying notes are an integral part of these financial statements.

                                                              US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                                             AND SUBSIDIARY
                                                                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                               For the Years Ended March 31
-----------------------------------------------------------------------------------------------------------

                                                                                   2002            2001
                                                                                ------------   ------------
                                                                                 (RESTATED)     (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations ......................................   $(9,589,746)   $(2,882,036)
   Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization of property and equipment ................       321,278         92,374
     Amortization of goodwill ...............................................     2,355,604             --
     Impairment of long-lived assets ........................................            --         74,385
     Loss on sale of property and equipment .................................            --        981,000
     Interest charges on convertible promissory notes .......................     2,280,364        170,869
     Issuance of stock for services rendered ................................       179,186        109,500
     Issuance of stock for employee severance ...............................        11,520         21,194
     Issuance of stock for lock-up agreement ................................       240,605             --
     Issuance of stock for financing costs ..................................     2,123,423             --
     Issuance of options for services rendered ..............................            --         16,750
     Issuance of options for compensation expense ...........................            --        180,000
     Issuance of warrants for lock-up agreements ............................        11,520        121,523
     Issuance of warrants for services ......................................        64,000             --
     Income from forgiveness of interest payable ............................            --         41,906
     Liquidated damages on conversion of convertible promissory notes .......            --         60,000
     (Increase) decrease in
       Accounts receivable ..................................................         8,910             --
       Work in progress .....................................................       (11,312)            --
       Prepaid expenses and other current assets ............................        26,046        (67,263)
       Other assets .........................................................       (13,212)        42,843
     Increase (decrease) in
       Deferred revenue .....................................................       262,923             --
       Accounts payable .....................................................       102,412        302,273
       Accrued expenses .....................................................       194,779         79,857
       Interest payable .....................................................        36,472        (27,233)
       Interest payable - related parties ...................................         5,366        139,028
                                                                                ------------   ------------

Net cash used in continuing operations ......................................    (1,389,862)      (543,040)
Net cash used in discontinued operations ....................................      (883,424)    (4,051,988)
                                                                                ------------   ------------
Net cash used in operating activities .......................................    (2,273,286)    (4,595,028)
                                                                                ------------   ------------

             The accompanying notes are an integral part of these financial statements.

                                        US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                       AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOW
                                                         For the Years Ended March 31
-------------------------------------------------------------------------------------

                                                             2002            2001
                                                          ------------   ------------
                                                           (RESTATED)     (RESTATED)
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment .................       (23,517)       (61,962)
   Cash from acquisition of US Dataworks ..............            --         (6,340)
   Advances from (Repayments to) related parties ......       (11,619)       123,308
                                                          ------------   ------------
Net cash provided by (used in) investing activities ...       (35,136)        55,006
                                                          ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations ..............       (10,157)            --
   Proceeds from notes payable ........................       145,000         77,000
   Repayment of notes payable .........................      (103,969)      (355,000)
   Proceeds from notes payable - related party ........       396,000         50,000
   Repayment of notes payable - related party .........       (11,000)            --
   Proceeds from convertible promissory notes .........     1,065,000      1,685,000
   Repayment of convertible promissory notes ..........      (150,000)            --
   Proceeds from common stock .........................       300,000        806,778
   Proceeds from committed common stock ...............            --        255,000
   Stock issuance costs ...............................       (75,968)      (166,611)
   Proceeds from sale of warrants .....................            --         56,250
   Proceeds from exercise of warrants .................         3,000             --
   Proceeds from preferred stock ......................            --      2,482,250
   Rescission of preferred stock ......................       (10,000)            --
   Payment of dividends ...............................      (264,698)            --
   Redemption of preferred stock ......................            --       (400,000)
                                                          ------------   ------------

Net cash provided by financing activities .............     1,283,208      4,490,667
                                                          ------------   ------------
Net decrease in cash and cash equivalents .............    (1,025,214)       (49,355)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..........     1,159,230      1,208,585
                                                          ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ................   $   134,016    $ 1,159,230
                                                          ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   INTEREST PAID ......................................   $   265,302    $     4,914
                                                          ============   ============
   INCOME TAXES PAID ..................................   $     1,616    $        --
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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 3 - ACQUISITIONS (CONTINUED)

                                                                        2001
                                                                     -----------
                                                                     (unaudited)
                 Total net revenue                                   $1,387,736
                 Direct costs                                        $2,480,760
                 Selling, general and administrative expenses        $5,427,305
                 Loss from operations                                $6,520,329
                 Net loss                                            $7,935,649
                 Basic loss per share                                $     0.25

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

                                            AS ORIGINALLY    RESTATEMENT
                                              REPORTED       ADJUSTMENTS     AS RESTATED
                                            -------------   -------------   -------------
Net Sales ................................  $  1,048,954    $         --    $  1,048,954
Cost of Sales ............................            --              --              --
Gross Profit .............................     1,048,954              --       1,048,954
Net Loss .................................    (8,417,417)     (2,592,204)    (11,009,621)
Loss Per Common Share:
   Basic .................................         (0.19)          (0.05)          (0.24)
   Diluted ...............................         (0.19)          (0.05)          (0.24)
Current Assets ...........................  $    362,894    $         --    $    362,894
Property and Equipment, net ..............       210,130         946,400       1,156,530
Goodwill, net ............................            --      14,133,629      14,133,629
Total assets .............................       605,830      15,080,029       15,685,89
Current Liabilities ......................     4,217,385              --       4,217,385
Total Liabilities ........................     4,379,309              --       4,379,309
Total Liabilities and Shareholdes' Equity
   (Deficit) .............................  $    605,830    $ 15,080,029    $ 15,685,859


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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 4 - RESTATEMENT (CONTINUED)


                                            AS ORIGINALLY    RESTATEMENT
                                              REPORTED       ADJUSTMENTS     AS RESTATED
                                            -------------   -------------   -------------
Net Sales ................................  $  1,387,738    $ (1,387,738)   $         --
Cost of Sales ............................     2,480,760      (2,480,760)             --
Gross Profit .............................    (1,093,024)     (1,093,024)             --
Net Loss .................................    (7,991,338)       (532,081)     (7,459,257)
Loss Per Common Share:
   Basic .................................         (0.19)          (0.08)          (0.27)
   Diluted ...............................         (0.19)          (0.08)          (0.27)
Current Assets ...........................  $  2,796,157    $         --    $  2,796,157
Property and Equipment ...................     1,179,848       1,183,000       2,362,848
Goodwill .................................            --      16,489,233      16,489,233
Total assets .............................     3,988,915      17,672,233      21,661,148
Current Liabilities ......................     3,393,634              --       3,393,634
Total Liabilities ........................     4,219,750              --       4,219,750
Total Liabilities and Shareholdes' Equity
   (Deficit) .............................  $  3,988,915    $ 17,672,233    $ 21,661,148



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

     Goodwill (Continued)
     --------

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

     The following table reconciles net loss and loss per share as reported for the years ended March 31, 2002 and 2001 to net loss and loss per share as adjusted to exclude amortization expense, net of taxes, related to goodwill that is no longer being amortized:

                                                   For the years ended March 31,
                                                        2002          2001
                                                    ------------   ------------
Reported net loss, before extraordinary item ....   $11,009,621)   $(7,500,960)
Reported net loss ...............................    11,009,621)    (7,459,054)
Add back: Goodwill amortization .................     2,355,604             --
Adjusted net loss ...............................   $(8,654,017)   $(7,459,054)
Basic loss per share
   Reported net loss before extraordinary item ..   $     (0.24)   $     (0.27)
   Reported net loss ............................         (0.24)         (0.27)
   Add back:  goodwill amortization .............          0.05             --
   Adjusted net loss ............................   $     (0.19)   $     (0.27)
Diluted loss per share$
   Reported net loss before extraordinary item ..   $     (0.24)   $     (0.27)
   Reported net loss ............................         (0.24)         (0.27)
   Add back goodwill amortization ...............          0.05             --
   Adjusted net loss ............................         (0.19)         (0.27)

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

NOTE 8 - PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 2002 consisted of the following:

             Furniture and fixtures                                  $   68,966
             Telephone equipment                                         91,017
             Computer equipment                                         221,603
             Computer Software                                        1,183,000
             Leasehold improvements                                       6,575
                                                                     -----------
                                                                      1,571,161
             Less accumulated depreciation and amortization             414,631
                                                                     -----------
                    TOTAL                                            $1,156,530
                                                                     ===========

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

NOTE 11 - CONVERTIBLE PROMISSORY NOTES

     Convertible promissory notes at March 31, 2002 consisted of the following:

         Convertible promissory note, interest at 10% per annum, unsecured, due
              on July 16, 2001. Subsequent to March 31, 2002, this note was paid in full    $   10,000
         Convertible promissory note, interest at 9.75% per annum, secured by a personal guarantee by the Chief Executive officer of the Company, due on March 29,
              2004                                                                             150,000
         Convertible promissory notes, interest at 10% per annum, secured by a lien upon certain leasehold interests in real property of the guarantor, due on March
              15, 2003, net of unamortized discount of $150,216                                737,284
         Convertible promissory note, interest at 12% per annum, secured by the Company's accounts receivable, general intangibles, contracts, and contract rights,
              due on July10, 2002, net of unamortized discount of $41,300                      123,700
                                                                                            -----------
                                                                                             1,020,984
         Less current portion                                                                  870,984
                                                                                            -----------
              Long-term portion                                                             $  150,000
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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 11 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

     November 27, 2000, December 15, 2000, and January 16, 2001 (Continued)
     ----------------------------------------------------------

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

     March 27, 2002 (Continued)
     --------------

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

     March 29, 2002 (Continued)
     --------------

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

     Future minimum lease payments under operating and capital leases at March 31, 2002 were as follows:

             Year Ending
              March 31                        Operating Lease    Capital Lease
         --------------------                   -----------     ----------------
              2003                              $  130,053      $        16,812
              2004                                 115,469               14,186
              2005                                 117,168                   --
              2006                                 119,958                   --
              2007                                 121,906                   --
              Thereafter                            20,364                   --
                                                -----------     ----------------
                                                $  624,918               30,998
                                                ===========
         Less amount representing interest                                6,202
                                                                ----------------
                                                                         24,796
         Less current portion                                            12,872
                                                                ----------------
               LONG TERM PORTION                                $        11,924
                                                                ================


     Leased capital assets as of March 31, 2002 consisted of the following:

             Telephone equipment                                $        37,909
             Less accumulated depreciation                                6,956
                                                                ----------------
                    TOTAL                                       $        30,953
                                                                ================


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

                                   US DATAWORKS, INC. (FORMERLY SONICPORT, INC.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2002
--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS (CONTINUED)

     Consulting Agreements (Continued)
     ---------------------

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

     Common Stock (Continued)
     ------------

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

     The following table summarizes certain information relative to stock options:

                                       2000 Stock Option Plan      Outside of Plan
                                      ------------------------  ----------------------
                                                     Weighted-                Weighted-
                                                     Average                  Average
                                                     Exercise                 Exercise
                                         Shares       Price       Shares       Price
                                      ------------  ----------  -----------  ---------
     Outstanding, March 31, 2000        1,278,250   $    4.27    1,050,250   $   2.22
     Granted                            1,523,300   $    1.91           --   $     --
     Exercised                            (52,500)  $    4.20           --   $     --
     Forfeited/canceled                (1,214,050)  $    4.07           --   $     --
     Outstanding, March 31, 2001        1,535,000   $    2.09    1,050,250   $   2.22
     Granted                            2,385,000   $    0.97                $     --
     Forfeited/canceled                (1,020,000)  $    0.78                $     --
     OUTSTANDING, MARCH 31, 2002        2,900,000   $    1.63    1,050,250   $   2.22
     EXERCISABLE, MARCH 31, 2002        1,812,500   $    2.59    1,029,417   $   2.27

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

     Stock Options (Continued)
     -------------

     The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at March 31, 2002 was 6.96 years and $1.79, respectively. The exercise prices for the options outstanding at March 31, 2002 ranged from $0.04 to $10, and information relating to these options is as follows:

                                                                      Weighted-
                                               Weighted-               Average
                                               Average     Weighted-  Exercise
                     Stock         Stock       Remaining   Average    Price of
    Range of        Options       Options     Contractual  Exercise    Options
Exercise Prices   Outstanding   Exercisable      Life       Price    Exercisable
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

                                                     2002              2001
     Net loss as reported                        $(11,009,621)     $(7,459,054)
     Net loss, pro forma                         $(12,155,653)     $(8,934,940)
     Basic loss per share as reported            $      (0.24)     $     (0.27)
     Basic loss per share, pro forma             $      (0.27)     $     (0.33)


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

NOTE 15 - INCOME TAXES

     The tax effects of temporary differences that give rise to deferred taxes at March 31, 2002 were as follows:

      Deferred tax assets
        United States net operating loss carryforwards              $ 6,633,773
        Prepaid services                                                 19,143
        Property and equipment, net                                     417,690
        Employee severance                                                4,935
        Allowance for doubtful accounts                                  81,821
                                                                    ------------
                Total deferred tax assets                           $ 7,157,362
                                                                    ------------

      Deferred tax liabilities
        Liquidating damages                                         $    25,604
        Options issued as compensation                                   77,112
        Options and warrants issued for services rendered                34,593
        Property and equipment                                           59,548
                                                                    ------------
           Total deferred tax liabilities                               196,857
                                                                    ------------

      Gross deferred tax assets                                       6,960,505
      Valuation allowance                                            (6,960,505)
                                                                    ------------
                NET DEFERRED TAX ASSETS                             $        --
                                                                    ============

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

     Income tax expense was $0 for the years ended March 31, 2002 and 2001 and differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                                  2001    2001
                                                                ------- --------
      Computed "expected" tax benefit                            34.0%    34.0%
      Increase in income taxes resulting from
        Interest expense from beneficial conversion feature      (3.0)    (5.7)
        Stock and warrants for financing costs                  (10.9)      --
        Return to provision adjustment                            4.2      5.0
        Change in the beginning-of-the-year balance
             of the valuation allowance for deferred tax
             assets allocated to income tax expense             (26.2)   (34.7)
      State income taxes                                          1.9     (2.2)
                                                                ------- --------
      Other                                                        --      3.6
                TOTAL                                           $  -- % $   -- %
                                                                ======= ========


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

NOTE 16 - RELATED PARTY TRANSACTIONS (CONTINUED)

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


     EXHIBIT
      NUMBER                      DESCRIPTION OF DOCUMENT
     --------                     -----------------------
     3(i).1*     Articles of Incorporation of Sonicport.com, Inc.
     3(i).2*     Certificate of Designation of Series A Convertible Preferred
                 Stock of Sonicport.com, Inc. (incorporated by reference to
                 Exhibit 3.1(g) to the Registrant's Annual Report on Form 10-KSB
                 for the year ended March 31, 2000).
     3(i).3*     Certificate of Designation of Series B Convertible Preferred
                 Stock of Sonicport.com, Inc.
     3(i).4*     Certificate of Amendment to Articles of Incorporation of
                 Sonicport.com, Inc. (incorporated by reference to Exhibit
                 3.1(h) to the Registrant's Annual Report on Form 10-KSB for the
                 year ended March 31, 2001).
     3(i).5*     Certificate of Amendment to Articles of Incorporation of
                 Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form S-3 filed May
                 14, 2002).
     3(ii)*      Bylaws.
     4.1*        Specimen common stock certificate.
     4.2*        Common Stock Purchase Warrant dated as of March 29, 2002, by and between the Registrant and La Jolla Investors, Inc.
                 (incorporated by reference to Exhibit 4.2 to the Registrant's registration statement on Form S-3 filed May 14, 2002).
     4.3*        9 3/4% Debenture due March 29, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant's registration statement on Form S-3 filed May 14, 2002).
     4.4*        Registration Rights Agreement dated as of March 29, 2002, by and between the Registrant and La Jolla Investors, Inc.
                 (incorporated by reference to Exhibit 4.4 to the Registrant's registration statement on Form S-3 filed May 14, 2002).
     10.1+*      2000 Stock Option Plan (incorporated by reference to Exhibit
                 10.1 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).
     10.2+*      Form of stock option agreement (incorporated by reference to
                 Exhibit 10.2 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000).
     10.3+*      Employment Agreement between the Registrant and Richard Shapiro dated July 3, 2000 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).
     10.4+*      Employment Agreement between the Registrant and John Cooper dated April 2, 2001 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).
     10.5+*      Employment Agreement between the Registrant and Terry Stepanik dated April 2, 2001 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001).
     10.6*       Lease Agreement dated as of November 18, 1997, by and between
                 Allstate Dataworks, LLC and 5301 Hollister, L.P.
     10.7*       Second Addendum to Lease Contract dated as of October 28, 2000, by and between US Dataworks, Inc., a Delaware corporation, and 5301 Hollister, L.P.

     EXHIBIT
      NUMBER                      DESCRIPTION OF DOCUMENT
     --------                     -----------------------
     10.8*       Fourth Amendment to Lease Agreement dated as of May 14, 2002 by and between the Registrant and MLCV Hollister LP.
     10.9*       Lease Agreement dated as of March 30, 2001, by and between the
                 Registrant and 8053 Deering Avenue LP.
     10.10*      Securities Purchase Agreement dated as of March 29, 2002, by and between the Registrant and La Jolla Investors, Inc.
                 (incorporated by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-3 filed May 14, 2002).
     10.11*      Master Software License Agreement dated as of July 1, 2001, by and between US Dataworks, Inc., a Delaware corporation, and
                 Checkfree Services Corporation.
     10.12*      Form of Warrant Agreement between the Registrant and each of
                 Messrs. Cooper, Shapiro, Stepanik and Villarreal.
     10.13*      Form of Warrant Agreement.
     10.14*      Form of Convertible Promissory Note.
     10.15*      Warrant Agreement for Common Stock of Sonicport, Inc. dated as of January 21, 2002, by and between the Registrant and Red Rock
                 Bridge Fund, L.L.C.
     10.16*      Convertible Secured Promissory Note dated as of January 21,
                 2002, by and between the Registrant and Red Rock Bridge Fund,
                 L.L.C.
     10.17*      Security Agreement dated as of March 26, 2001, by and between the Registrant and each of Brad Friedel, John Charles Bryan
                 Barnes, Darren Michael Bridge and Barry Venison.
     10.18*      Form of Promissory Note between the Registrant and each of
                 David Baeza and Stanton Dodson.
     10.19*      Form of Promissory Note between the Registrant and Charles E.
                 Ramey.
     10.20+*     Employment Agreement between the Registrant and Mario
                 Villarreal dated April 2, 2001.
     10.21*      Settlement Agreement dated as February 14, 2002, by and between the Registrant and Allstate Communications, Inc.
     10.22*      Letter Agreement dated as of March 25, 2002, by and among the
                 Registrant and each of Brad Friedel, John Charles Bryan Barnes,
                 Darren Michael Bridge and Barry Venison.
     24.1*       Power of Attorney.
     31          Statement of Chief Executive Officer and Chief Financial
                 Officer under 18 U.S.C.ss. 1350
     ----------
     + Indicates management contract or compensatory plan or arrangement.
     * Previously filed.

     b. Reports on Form 8-K

        No current reports on Form 8-K were filed during the fourth quarter of fiscal 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  US DATAWORKS, INC.

Date: August 8, 2003


                                                  By:  /s/ Charles E. Ramey
                                                       -------------------------
                                                          Charles E. Ramey
                                                       Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                       TITLE                       DATE


    /s/ Charles E. Ramey          Chief Executive Officer         August 8, 2003
----------------------------    (principal executive officer)
      Charles E. Ramey


     /s/ John S. Reiland           Chief Financial Officer        August 8, 2003
----------------------------      (principal financial and
       John S. Reiland              accounting officer)


       /s/ Joe Abrell*                   Director                 August 8, 2003
----------------------------
         Joe Abrell


/s/ John L. Nicholson, M.D.*             Director                 August 8, 2003
----------------------------
   John L. Nicholson, M.D


    /s/ Terry Stepanik*                  Director                 August 8, 2003
----------------------------
       Terry Stepanik


   /s/ Hayden D. Watson*                 Director                 August 8, 2003
----------------------------
      Hayden D. Watson


----------------------------             Director
     Thomas L. West, Jr.


 *By: /s/ Charles E. Ramey                                        August 8, 2003
----------------------------
      Charles E. Ramey
     As Attorney-In-Fact

CERTIFICATIONS
--------------


I, Charles E. Ramey, certify that:


1. I have reviewed this annual report on Form 10-KSB/A, Amendment No. 3 to Form 10-KSB, of US Dataworks, Inc.;


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


Dated: August 8, 2003


                                                       /s/ Charles E. Ramey
                                                   ----------------------------
                                                         Charles E. Ramey
                                                     Chief Executive Officer

I, John S. Reiland, certify that:


1. I have reviewed this annual report on Form 10-KSB/A, Amendment No. 3 to Form 10-KSB, of US Dataworks, Inc.;


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


Dated: August 8, 2003


                                                        /s/ John S. Reiland
                                                         John S. Reiland
                                                   ----------------------------
                                                     Chief Financial Officer

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


--------------
     + Indicates management contract or compensatory plan or arrangement.
     * Previously filed.