Form 10QSB
period 2003-06-30
US DATAWORKS INC
filed 2003-08-14
CIK 1049505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                             ______________________

                                   FORM 10-QSB
                             ______________________


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2003



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
YES [X] NO [ ]

Number of shares of Common Stock outstanding as of June 30, 2003:  65,719,546.

Transitional Small Business Disclosure Format (Check one): YES [ ]  NO [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                                              US DATAWORKS, INC.
                                                                        CONTENTS
                                                                     (unaudited)
                                                                   June 30, 2003

--------------------------------------------------------------------------------
                                                                         Page
FINANCIAL STATEMENTS

     Balance Sheet                                                     F-2 - F-3

     Statements of Operations                                             F-4

     Statements of Cash Flows                                          F-5 - F-6

     Notes to Unaudited Financial Statements                          F-7 - F-17


                                                                          US DATAWORKS, INC.
                                                                               BALANCE SHEET
                                                                                 (unaudited)
                                                                               June 30, 2003
--------------------------------------------------------------------------------------------



                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents............................................     $        68,012
   Accounts receivable, net of allowance for doubtful accounts of $0....             208,328
   Prepaid expenses and other current assets............................             297,485
                                                                             ----------------
         Total current assets...........................................             573,825

PROPERTY AND EQUIPMENT, net.............................................             754,289
GOODWILL, net...........................................................          14,133,629
OTHER ASSETS............................................................              22,424
                                                                             ----------------
              TOTAL ASSETS                                                   $    15,484,167
                                                                             ================

        The accompanying notes are an integral part of these financial statements.


                                                                                                     US DATAWORKS, INC.
                                                                                                          BALANCE SHEET
                                                                                                            (unaudited)
                                                                                                          June 30, 2003
-----------------------------------------------------------------------------------------------------------------------


                                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable ..................................................................................     $        85,600
   Notes payable - related parties.................................................................           1,392,000
   Current portion of capital lease obligations....................................................               3,040
   Current portion of convertible promissory notes, net of unamortized discount of $55,841.........             529,732
   Deferred revenue................................................................................              36,938
   Accounts payable................................................................................           1,493,828
   Accrued expenses, including $43,000 related parties.............................................             478,491
   Interest payable, including $134,554 related parties............................................             144,949
   Note payable related to discontinued operations.................................................             880,184
                                                                                                        ----------------
         Total current liabilities.................................................................           5,044,762

CONVERTIBLE PROMISSORY NOTE, net of current portion................................................             398,627
                                                                                                        ----------------
         Total liabilities.........................................................................           5,443,389

COMMITMENTS

SHAREHOLDERS' EQUITY
   Convertible Series A preferred stock, $0.0001 par value
     800,000 shares authorized, 540,000 shares issued and outstanding, $2.50 liquidation preference,
     accumulated, undeclared dividends of $536,580.................................................                  54
   Convertible Series B preferred stock, $0.0001 par value
     700,000 shares authorized, 629,666 shares issued and outstanding, $0.75 liquidation preference,
     accumulated, undeclared dividends of $111,553.................................................                  63
   Common stock, $0.0001 par value
     90,000,000 shares authorized and 65,719,546 shares issued and outstanding.....................               6,571
   Common stock committed, 15,619,609 shares.......................................................           1,525,537
   Additional paid-in capital......................................................................          43,300,560
   Accumulated deficit.............................................................................         (34,792,007)
                                                                                                        ----------------
         Total shareholders' equity................................................................          10,040,778
                                                                                                        ----------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $    15,484,167
                                                                                                        ================

                       The accompanying notes are an integral part of these financial statements.


                                                                               US DATAWORKS, INC.
                                                                         STATEMENTS OF OPERATIONS
                                                                                      (unaudited)
                                                              For the Three Months Ended June 30,
-------------------------------------------------------------------------------------------------

                                                                       2003               2002
                                                                  -------------      -------------
REVENUES
   Software licensing revenues .............................      $    147,567       $    502,650
   Software maintenance revenues ...........................            49,146             55,817
   Software service revenues ...............................           290,050            214,664
                                                                  -------------      -------------
     Total revenues ........................................           486,763            773,131

COST OF SALES ..............................................           144,112            168,269
                                                                  -------------      -------------
     Gross profit ..........................................           342,651            604,862

OPERATING EXPENSES
   General and administrative ..............................           926,713            846,903
   Depreciation and amortization ...........................            68,507             77,791
                                                                  -------------      -------------
      Total operating expense ..............................           995,220            924,694
                                                                  -------------      -------------

LOSS FROM OPERATIONS .......................................          (652,569)          (319,832)
                                                                  -------------      -------------

OTHER INCOME (EXPENSE)
   Financing costs..........................................        (1,033,000)           (16,782)
   Interest expense ........................................          (297,868)          (238,518)
   Interest expense - related parties ......................           (64,037)           (11,712)
   Other income (expense) ..................................                --              1,592
                                                                  -------------      -------------
      Total other income (expense) .........................        (1,394,905)          (265,420)
                                                                  -------------      -------------

LOSS BEFORE PROVISION FOR INCOME TAXES .....................        (2,047,474)          (585,252)
PROVISION FOR INCOME TAXES .................................                --                 --
                                                                  -------------      -------------

NET LOSS ...................................................      $ (2,047,474)      $   (585,252)
                                                                  =============      =============
BASIC AND DILUTED LOSS PER SHARE
  From continuing operation ................................      $      (0.03)      $      (0.01)
  From dividends paid ......................................                --                 --
                                                                  -------------      -------------
      Total basic and diluted loss per share ...............      $      (0.03)      $      (0.01)
                                                                  =============      =============
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING ......        60,841,738         54,987,474
                                                                  =============      =============

                  The accompanying notes are an integral part of these financial statements.


                                                                                                US DATAWORKS, INC.
                                                                                           STATEMENTS OF CASH FLOW
                                                                                                       (unaudited)
                                                                               For the Three Months Ended June 30,
------------------------------------------------------------------------------------------------------------------
                                                                                        2003              2002
                                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations .......................................      $(2,047,474)      $  (585,252)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of property and equipment .................           68,507            77,791
     Interest charges on convertible promissory notes ........................          263,113           192,619
     Issuance of stock for accrued interest ..................................           27,645                --
     Issuance of stock for services rendered .................................               --           140,622
     Issuance of stock for legal settlement ..................................               --             2,900
     Issuance of stock for lock-up agreement .................................               --               400
     Issuance of warrants for extension of notes payable due date ............          568,000                --
     Issuance of warrants for settlement of dispute ..........................          500,000                --
     Issuance of warrants for services .......................................               --             1,875
     (Increase) decrease in
       Accounts receivable ...................................................          261,453          (331,968)
       Work in progress ......................................................               --            11,312
       Prepaid expenses and other current assets .............................         (116,565)         (126,158)
       Other assets ..........................................................               --            (7,750)
     Increase (decrease) in
       Deferred revenue ......................................................         (204,513)         (137,020)
       Accounts payable ......................................................          719,592           310,552
       Accrued expenses ......................................................         (135,152)          193,896
       Interest payable ......................................................           (3,118)            1,805
       Interest payable - related parties ....................................           40,479            11,712
                                                                                    ------------      ------------
Net cash used in continuing operations .......................................          (58,033)         (242,664)
Net cash used in discontinued operations .....................................               --           (45,952)
                                                                                    ------------      ------------
Net cash used in operating activities ........................................          (58,033)         (288,616)
                                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment ........................................               --                --
   Repayments to related parties .............................................               --           (78,506)
                                                                                    ------------      ------------
Net cash used in investing activities ........................................               --           (78,506)
                                                                                    ------------      ------------

                  The accompanying notes are an integral part of these financial statements.


                                                                             US DATAWORKS, INC.
                                                                        STATEMENTS OF CASH FLOW
                                                                                    (unaudited)
                                                            For the Three Months Ended June 30,
-----------------------------------------------------------------------------------------------

                                                                        2003            2002
                                                                     ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations ......................         (3,688)         (2,998)
   Proceeds from notes payable ................................         10,000          30,000
   Repayment of notes payable .................................        (97,389)        (29,785)
   Proceeds from notes payable - related party ................             --         175,000
   Repayment of notes payable - related party .................        (96,000)
   Proceeds from convertible promissory notes .................        300,000         240,000
   Repayment of convertible promissory notes ..................        (10,000)        (10,000)
   Repayment of note payable related to discontinued operations        (81,442)             --
   Proceeds from subscription receivables .....................             --          21,010
   Proceeds from exercise of warrants .........................             --           1,500
                                                                     ----------      ----------
Net cash provided by financing activities .....................        117,481         328,737
                                                                     ----------      ----------
Net increase (decrease) in cash and cash equivalents ..........         59,448         (38,385)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................          8,564         134,016
                                                                     ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................      $  68,012       $  95,631
                                                                     ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   INTEREST PAID ..............................................      $  20,024       $  37,322
                                                                     ==========      ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended June 30, 2003, the Company completed the following:

         o In April 2003, issued 362,434 shares of common stock that it had committed to issue during the year ended March 31, 2003.

         o Two notes payable to former officers of the Company amounting to $220,000 were forgiven pursuant to their terms that stated if the Company had not raised cumulative gross proceeds from debt and/or equity financing of $5,000,000 by the second anniversary of the notes, then the notes would be forgiven. As the Company did not raise these proceeds, the notes have been forgiven.

         o In June 2003, pursuant to the Series A Convertible Preferred Stock conversion terms, the holder converted 100,000 shares of Series A Convertible Preferred Stock and the Company issued 2,873,564 shares of the Company's common stock.

         o Recorded a discount on notes payable of $48,045 related to the issuance of warrants attached to the promissory notes to purchase 275,000 shares of common stock

         o Recorded interest expense of $500,000 related to warrants to purchase up to $1,000,000 of common stock. These warrants were issued to settle the Company's obligations under notes and warrants entered into in 2001 and 2002 with an investor.

         o Recorded interest expense of $568,000 related to warrants to purchase 2,840,000 shares of common stock that were issued to four investors in connection with their agreement to convert 80.37% of the principal and accrued interest underlying their existing $887,500 promissory notes.

         o Recorded interest expense of $251,955 related to the issuance of convertible promissory notes with fixed conversion features.

     During the three months ended June 30, 2002, the Company completed the following:

         o In April and May 2002, issued 1,424,259 shares of common stock that it had committed to issue during the year ended March 31, 2002.

   The accompanying notes are an integral part of these financial statements.

                               US DATAWORKS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS

     US Dataworks, Inc. (the "Parent" or the "Company"), a Nevada corporation, develops, markets, and supports payment processing software for the financial services industry. Its customer base includes many of the largest financial institutions as well as credit card companies, government institutions, and high-volume merchants in the United States. It also has a strategic alliance with BancTec, Inc. and through October 2002, with CheckFree Corporation to license the Company's software for its banking customers and Thomson Financial Publishing, a unit of Thomson Corporation, to incorporate its EPICWare database into the Company's products. Prior to acquiring US Dataworks, Inc., a Delaware corporation, effective March 31, 2001, the Company was a financial services company specializing in the integration of proprietary software applications with Applications Service Provider ("ASP") services and an internet service provider ("ISP"). During July and December 2001, the Company started shutting down its ISP and ASP operations, respectively, and at March 31, 2002 all ISP and ASP activities had ceased.

     As of May 18, 1999, the Company, previously known as New World Publishing, Inc. ("New World"), a Colorado corporation, entered into an Agreement and Plan of Reorganization with Communications Television, Inc. ("CTV"), a California corporation (incorporated on July 20, 1998), whereby all of the outstanding shares of common stock of CTV were exchanged for an aggregate of 19,020,167 shares of New World. For accounting purposes, the transaction has been treated as a recapitalization of CTV, with CTV as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of New World have been included with those of CTV from the acquisition date. New World was incorporated in Colorado on December 28, 1994. New World had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. As of November 11, 1999, CTV's name was changed to Sonicport.com, Inc.

     On October 12, 1999, a special meeting of the shareholders was held, and the shareholders approved the following actions: (i) the change of name to "Sonicport.com, Inc." from "New World Publishing, Inc." (ii) the adoption of the 1999 Stock Option Plan, and (iii) the change of the state of incorporation to Nevada from Colorado. As of October 18, 1999, New World Publishing, Inc.'s named was changed to Sonicport.com, Inc. In February 2000, Sonicport.com, Inc. effected its change of state of incorporation from Colorado to Nevada. In February 2001, Sonicport.com, Inc.'s name was changed to Sonicport, Inc. On March 21, 2002, the Company dissolved Sonicport.com, Inc., a California corporation. As of March 26, 2002, Sonicport, Inc.'s name was changed to US Dataworks, Inc. On May 23, 2002, the Company combined with US Dataworks, Inc., a Delaware corporation, and US Dataworks, Inc., a Delaware corporation, was dissolved.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.

     Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended March 31, 2003. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004.

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

     Goodwill
     --------

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which was effective for fiscal years beginning after December 15, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. The Company evaluates the remaining useful lives of these intangibles on an annual basis to determine whether events or circumstances warrant a revision to the remaining period of amortization. Pursuant to SFAS 142, goodwill is no longer being amortized.

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

     The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (Options and Warrants typically convert on a one for one basis, see conversion details of the preferred stock in footnote 9 for the common stock shares issuable upon conversion):

                                                                         FOR THE THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                -------------------------------------------------
                                                                        2003                     2002
                                                                        ----                     ----
     Options outstanding under the Company's stock option
       plans                                                           1,410,000                 2,222,500
     Options granted outside the Company's stock
       option plans                                                      621,750                 1,050,250
     Warrants issued in conjunction with convertible Series B
       preferred stock                                                   629,667                   629,667
     Warrants issued in conjunction with private placements              531,500                   531,500
     Warrants issued as a financing cost for notes payable
       and convertible notes payable                                   1,847,518                 3,332,500
     Warrants issued in conjunction with lock-up
       agreements                                                        729,759                   729,759
     Warrants issued for services rendered                             1,792,000                 1,748,250
     Warrants issued as part of the acquisition of
       the Subsidiary                                                    336,000                   336,000
     Convertible Series A preferred stock                                540,000                   640,000
     Convertible Series B preferred stock                                629,666                   629,666

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

     Three customers of the Company accounted for 26%, 22% and 12% of the Company's net sales for the three months ended June 30, 2003. Two customers of the Company accounted for 19% and 18% of the Company's net sales for the three months ended June 30, 2002. Additionally, the Company's strategic resellers accounted for 26% and 56% of the Company's net sales for the three months ended June 30, 2003 and 2002, respectively.

     At June 30, 2003, amounts due from strategic resellers or significant customers accounted for 18% and 51% of accounts receivable.

3.   ACQUISITION

     Effective March 31, 2001, and with a closing date of April 2, 2001, the Parent acquired 100%, or 3,571,429 shares, of the outstanding common stock of US Dataworks, Inc. (the "Subsidiary"), a Delaware corporation (formerly known as Allstate Dataworks, Inc.), in exchange for 14,666,667 new shares of the Parent's common stock and warrants to purchase 1,000,000 shares of the Parent's common stock. The warrants have an exercise price of $0.73, vest immediately, and expire on April 2, 2006. In addition, certain shareholders of the Parent transferred their ownership in 4,000,000 shares of the Parent's common stock to the shareholders of the Subsidiary and committed to return 2,200,000 shares of the Parent's common stock to the Parent in exchange for promissory notes in the amount of $220,000. These shareholders had returned 1,528,000 shares at June 30, 2001. Of the Subsidiary's shares, 878,572 were acquired from officers of the Subsidiary who are also officers of the Parent.

     The acquisition has been recorded using the purchase method, which is in conformity with generally accepted accounting principles in accordance with APB 16, "Business Combinations." The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is attributed to goodwill. The results of operations of US Dataworks have been included in the Company's financial statements from April 1, 2001.

     The aggregate purchase price was $17,437,262. The value of the 14,666,667 new shares of the Parent's common stock issued and the 4,000,000 shares transferred by certain shareholders of the Parent to the shareholders of the Subsidiary of $16,893,334 was determined based on the average closing market price of the Parent's common stock over the period consisting of two days before and after the terms of the acquisition agreement were agreed to and announced. The value of the warrants to purchase 1,000,000 shares was determined to be $543,928 and was derived using the Black Scholes option pricing model using the following assumptions: expected life of 2 years, risk-free interest rate of 5.49%, expected volatility of 100% and expected dividend yield of 0%.

4.   PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2003 consisted of the following:

           Furniture and fixtures                               $        21,067
           Office and telephone equipment                                81,097
           Computer equipment                                           146,015
           Computer software                                          1,183,000
           Leasehold improvements                                        13,517
                                                                ----------------
                                                                      1,444,696
           Less accumulated depreciation and amortization              (690,407)
                                                                ----------------
           TOTAL                                                $       754,289
                                                                ================

     Depreciation and amortization expense for the three months ended June 30, 2003 and 2002 was $68,507 and $77,791, respectively.

5.   NOTES PAYABLE

     Notes payable at June 30, 2003 consisted of the following:

           Notes payable, interest at 10% per annum, unsecured, due in
                February 2003 through April 2003.                               $       25,000
           Notes payable, interest at 12.2% per annum, unsecured, due in
                July 2003.                                                               1,789
           Note payable, interest at 8% per annum, unsecured, due in October
                2003. 8,267 Other Note Payable                                          52,333
                                                                                ---------------
                                                                                        87,389
           Less current portion                                                        (87,389)
                                                                                ---------------
                Long-term portion                                               $            -

     In July 2003, the 10% promissory notes payable due in February 2003 through April 2003 and the 12.2% promissory note due July 2003 were paid in full.

     On August 1, 2003, the Other Note Payable was paid in full.

6 .  NOTES PAYABLE - RELATED PARTIES

     On January 22, 2001, the Company entered into a note payable with an advisory board member and shareholder for $50,000. The note is non-interest-bearing, is unsecured, and is due on demand. As of June 30, 2003, the outstanding balance on the note payable was $39,000.

     On April 1, 2003, two notes payable to former officers of the Company amounting to $220,000 were forgiven pursuant to their terms that stated if the Company had not raised cumulative gross proceeds from debt and /or equity financing of $5,000,000 by the second anniversary of the notes, then the notes would be forgiven. As the Company did not raise these proceeds, the notes have been forgiven.

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

7 .  CONVERTIBLE PROMISSORY NOTES

     Convertible promissory notes at June 30, 2003 consisted of the following:

     Convertible promissory note, interest at 8% per annum, secured by a personal guarantee by the Chief Executive Officer of the Company,
          quarterly payments of $20,000 due on March 29,  2004.                 $            445,000

     Convertible promissory notes, interest at 10% per annum, unsecured, due
          May 2003 through June 2004, net of unamortized discount of $2,930.                 362,070
     Convertible promissory notes, interest at 10% per annum, secured by a lien upon certain leasehold interests in real property of the guarantor, due September 2003 net of unamortized discount of
          $52,911.                                                                           121,289
                                                                                ---------------------
                                                                                             928,359
     Less current portion                                                                   (529,732)
                                                                                ---------------------
          Long-term portion                                                     $            398,627
                                                                                =====================

     In June 2003, the Company executed a new note with an existing Convertible Promissory Note holder in the amount of $480,000. This note replaces the existing note of $150,000 and includes penalties and interest from a settlement with the Company of $330,000. A payment of $35,000 was due upon signing and principal and interest payments of $20,000 are due on a quarterly basis through November of 2004. On that date all remaining principal and interest outstanding is due. This note bears interest at 8% and is guaranteed by the Chief Executive Officer of the Company. The balance of this note at June 30, 2003 was $445,000.

     In addition to the note, the Company issued a warrant to purchase up to $1,000,000 of the Company's common stock not to exceed 11,500,000 shares. The exercise price of the warrant is 50% of the average stock price for 10 consecutive days immediately prior to the exercise, but not less than $0.06 per share. The warrant is exercisable in thirds after specific number of days following the earlier of 1) the Company receiving an Effectiveness Notice confirming the completion of a registration statement filed with the Securities and Exchange Commission or 2) one year from the date of issue.

     On May 7, 2002 through February 26, 2003, the Company entered into Subscription Agreements in exchange for gross proceeds of $822,500. The units issued consisted of 48 convertible promissory notes and warrants to purchase 495,250 shares of the Company's common stock. The holders of forty-three of the promissory notes for a total of $562,500 have the option to convert the notes at any time after 31 days following the issuance date of the note. The holders of five of the promissory notes for a total of $260,000 have the option to convert the notes at any time after 91 days following the issuance date of the note. The balance of these notes at June 30, 2003 was $362,070

     At June 30, 2003, the Company is in default under five convertible promissory notes in the total aggregate amount of $40,000 that were due on various dates between May 7 and June 27, 2003.

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

     The Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $50,405 and will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the three months ended June 30, 2003, the Company recognized $11,158 in interest expense related to the accretion of the debt discount.

     In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the notes to the time at which the notes first become convertible. The Company recognized interest expense of $251,955 related to this conversion feature in the accompanying statement of operations for the three months ended June 30, 2003.

     On June 25, 2003, we amended four convertible promissory notes totaling $887,500 that were issued in March 2001 such that 80.37% of the outstanding principal and accrued and unpaid interest converted into 10,444,745 shares of the Company's common stock at a conversion price of $0.07 per share. At the holders' option, the remaining balance may convert at an exercise price of $0.07 per share on September 30, 2003. (See footnote 9 for additional information.) The balance of this note at June 30, 2003 was $121,289.

8.   COMMITMENTS AND CONTINGENCIES

     Litigation
     ----------

     On July 19, 2002, an individual and former director of US Dataworks, H. J. Frazier, filed a lawsuit against US Dataworks in Los Angeles Superior Court alleging breach of debenture agreement. In the complaint, the plaintiff prays for damages in the amount of $275,000, plus prejudgment interest and cost of suit. US Dataworks and Mr. Frazier have reached a settlement pursuant to which US Dataworks will make monthly payments in the amount of $23,800 per month until March 1, 2003. On March 1, 2003, US Dataworks has the option to pay the remaining balance or to make monthly payments in the amount of $26,167 through August 1, 2003. US Dataworks also agreed to pay Mr. Frazier's attorney's fees and costs, up to a maximum of $5,000, and reimburse Mr. Frazier for the cost of the suit. Upon payment in full, Mr. Frazier will dismiss the lawsuit with prejudice. On August 1, 2003, the settlement amount was paid in full.

9.   STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     The Company has 10,000,000 authorized shares of $0.0001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

     Convertible Series A Preferred Stock
     ------------------------------------

     The Company has 800,000 authorized shares of $0.0001 par value convertible Series A preferred stock. On April 11, 2000, the Company issued 800,000 shares of its voting convertible Series A preferred stock (the "Series A") to an investor for gross proceeds of $2,000,000. The Series A has a liquidation preference of $2.50 per share and carries a 15% cumulative dividend payable on each April 1 and October 1. The Company has the right to redeem the Series A at any time after issuance at a redemption price of $2.70 per share, plus any accrued but unpaid dividends, except if the Company redeems the Series A within 60 days of issuance, the redemption price shall be $2.50. The Series A is convertible into shares of common stock as determined by dividing $2.50 by 60% of the average closing bid price of the Company's common stock for the 10 trading days prior to the conversion. On May 19, 2000, the Company redeemed 160,000 shares of the Series A for $400,000. In June 2003, pursuant to the Series A conversion terms, the holder converted 100,000 shares of Series A and was issued 2,873,564 shares the Company's common stock.

     At June 30, 2003, there were accumulated, undeclared dividends in arrears of $536,580, or $0.99 per share.

     Subsequent to June 30, 2003, 280,000 shares of Series A were converted by the holder and the Company was obligated to issue 5,244,109 shares of the Company's common stock pursuant to the Series A conversion terms.

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

     At June 30, 2003, there were accumulated, undeclared dividends in arrears of $111,553 or $0.18 per share.

     COMMON STOCK

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

     Common Stock and Warrants
     -------------------------

     During the three months ended June 30, 2003, the Company completed the following:

     o In April 2003, issued 362,434 shares of common stock that it had committed to issue during the year ended March 31, 2003.

     o In May and June 2003, $270,000 of convertible promissory notes and accrued interest thereon were converted into 3,192,876 shares of common stock. During June 2003, stock certificates for 2,947,876 shares of common stock were issued. At June 30, 2003, the stock certificates for 244,991 shares of common stock on $20,000 of the convertible promissory notes converted had not been issued and therefore this amount is included in common stock committed.

     o On June 25, 2003, we amended four convertible promissory notes totaling $887,500 that were issued in March 2001 such that 80.37% of the outstanding principal and accrued and unpaid interest converted into 10,444,745 shares of our common stock at a conversion price of $0.07 per share. At the holder's option, the remaining balance may convert at an exercise price of $0.07 per share on September 30, 2003. At June 30, 2003, the 10,444,745 shares of common stock had not been issued and therefore this amount is included in common stock committed.

     o In June 2003, a $200,000 Convertible Promissory Note was converted into 2,857,143 shares pursuant to terms of the note. At June 30, 2003, the stock certificate for these shares had not been issued and therefore this amount is included in common stock committed.

     o In June 2003, we issued to an accredited investor an 8% Convertible Promissory Note for $200,000, and also issued warrants to purchase 200,000 shares of our common stock at an exercise price $0.07. On June 30, 2003, in accordance with the terms of the warrant, the investor elected to exercise the warrant through a net issuance. As a result, an aggregate of 136,364 shares of our common stock are issuable to the investor at June 30, 2003 and have been included in common stock committed.

     o In June 2003, pursuant to the Series A Convertible Preferred Stock conversion terms, the holder converted 100,000 shares of Series A Convertible Preferred Stock and the Company issued 2,873,564 shares of the Company's common stock.

     Common Stock and Warrants as a Financing Cost
     ---------------------------------------------

     o In May and June 2003, the Company issued 2,840,000 warrants to several note holders as consideration for the note holders extending the maturity date of $887,500 of their promissory notes with the Company. Under the terms of the agreement, the holders exercised the warrants through a net issuance exercise. By doing so, the aggregate number of shares to be issued due to the exercise of the warrants is 1,936,364 shares. As of June 30, 2003, stock certificates for these shares had not been issued and therefore this amount is included in common stock committed.

     o In June of 2003, as partial settlement of an existing note and warrant agreement, the Company issued a warrant to purchase up to $1,000,000 of the Company's common stock not to exceed 11,500,000 shares. The exercise price of the warrant is 50% of the average stock price for 10 consecutive days immediately prior to the exercise, but not less than $0.06 per share. The warrant is exercisable in thirds after specific amounts of days following the earlier of 1) the Company receiving an Effectiveness Notice confirming the completion of a registration statement filed with the Securities and Exchange Commission or 2) one year from the date of issue.

10.  SUBSEQUENT EVENTS

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

     Issuance of and Conversions of Convertible Promissory Notes
     -----------------------------------------------------------

     In July 2003, $50,000 of convertible promissory notes were converted into 333,334 shares of common stock pursuant to the terms of the notes.

     Sale of Common Stock
     --------------------

     On June 30, 2003, we agreed to sell to five accredited investors an aggregate of 5,555,554 shares of our common stock for an aggregate purchase price of $500,000 pursuant to a Securities Purchase Agreement. The investors purchased these shares from the Company on July 9, 2003. In connection with this agreement, we issued warrants to purchase an aggregate of 750,000 shares of our common stock with an exercise price of $0.268 per share. The warrants may be exercised at any time after June 30, 2003. However, an investor will not be permitted to exercise a warrant to the extent that the number of shares of common stock beneficially owned by such investor taken together with the number of shares to be issued upon exercise of the warrant equals or exceeds 4.999% of our then issued and outstanding shares of common stock. Pursuant to a registration rights agreement, we agreed to file a registration statement for the resale of the shares of our common stock purchased by the investors, including shares issued upon exercise of the warrants.

     On August 4, 2003, the five accredited investors agreed to surrender their common stock in exchange for convertible promissory notes totaling $500,000, due August 4, 2004 with interest at 10% per annum, and warrants to purchase an additional 75,000 shares of common stock with an exercise price of $0.268 per share. The warrants may be exercised at any time after August 4, 2003. The promissory notes are convertible into common stock at $0.09 per share.

     Issuance of Convertible Debentures
     ----------------------------------

     On June 30, 2003, we entered into a Convertible Debentures and Warrants Agreement with an accredited investor. Pursuant to this agreement, on July 29, 2003, the investor purchased a debenture in the principal amount of $500,000 bearing an interest rate of 5% per annum. In addition, the investor may purchase additional debentures, at our sole discretion, in an amount not to exceed 60% of the net proceeds from the investor's sale of the Company's common stock issued upon conversion of the investor's shares of the Company's Series A Convertible Preferred Stock. The debentures may be converted into shares of the Company's common stock at any time at a conversion price equal to the closing bid price of the common stock as listed on the American Stock exchange on the trading day immediately before the date of conversion. The investor will also receive warrants to purchase 1,000 shares of the Company's common stock for every $10,000 paid in connection with the purchase of a debenture. The exercise price will be equal to $0.301 per share. The aggregate number of shares issued upon conversion of the debentures and exercise of the warrants may not equal more than 13,110,150 shares, or 19.99% of the outstanding shares of the Company's common stock.

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

OVERVIEW

     US Dataworks is a developer of payment processing software, serving several of the top banking institutions, credit card issuers, and the United States Government. We generate revenue from the licensing, system integration and maintenance of our core products: MICRworks, Returnworks, Remitworks and Remoteworks for the financial services industry. The software developed by us is designed to enable organizations to transition from traditional paper-based payment and billing processes to electronic solutions. US Dataworks' products include check processing, point-of-purchase transactions and turnkey Automated Clearing House, or ACH, payments. Our products are designed to provide organizations with an in-house solution that will complement and enhance such organizations' existing technologies, systems and operational workflow. US Dataworks' strategy is to identify, design and develop products that fill specific niches in the financial transaction processing industry.

CRITICAL ACCOUNTING POLICIES

     The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe that of the significant accounting policies used in the preparation of our consolidated financial statements (see Note 2 to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

     REVENUE RECOGNITION

     We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition." We license our software products under non-exclusive, non-transferable license agreements. These arrangements do not require significant production, modification, or customization, therefore, revenue is recognized when a license agreement has been signed, delivery of the software products has occurred, the related fee is fixed or determinable, and collectibility is probable. If professional services are provided in conjunction with the installation of the software license, revenue is recognized when these services have been provided.

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

RESULTS OF OPERATIONS

     The results of operations reflected in this discussion include the operations of US Dataworks for the three months ended June 30, 2003 and 2002.

     REVENUE

     Revenue decreased by $286,368 or 37% to $486,763 for the three months ended June 30, 2003 from $773,131 for the three months ended June 30, 2002. The decrease in revenue was primarily attributable to a decrease of $355,083 or 71% in license fees offset somewhat by an increase in service revenue of $75,386 or 35%. The decrease in license fees is due to a decrease in the number of license agreements we entered into in the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

     COST OF SALES

     Cost of sales decreased by $24,157 or 14% to $144,112 for the three months ended June 30, 2003 from $168,269 for the three months ended June 30, 2002. The decrease was primarily attributable to a decrease in the number of license agreements we entered into in the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

     OPERATING EXPENSES

     Total operating expenses increased by $70,526 or 8% to $995,220 for the three months ended June 30, 2003 from $924,694 for the three months ended June 30, 2002. The increase was primarily attributable to increases in labor costs.

     OTHER EXPENSES

     Other expenses, including interest expense and financing costs, increased $1,129,485 or 426% to $1,394,905 for the three months ended June 30, 2003 from $265,420 for the three months ended June 30, 2002. The increase was primarily due to the non-cash financing charges related to the issuance of warrants to purchase shares of our common stock. We incurred non-cash interest expense of $500,000 related to a warrant to purchase up to $1,000,000 of our common stock. This warrant was issued to settle our obligations under notes and warrants issued in 2001 and 2002 to an investor. In a separate transaction , we incurred non-cash interest expense of $568,000 related to warrants to purchase an aggregate of 2,840,000 shares of our common stock that were issued to four investors in connection with their agreement to convert 80.37% of the principal and accrued interest underlying their existing $887,500 promissory notes.

     NET LOSS

     Net loss increased by $1,462,222 or 250% to a net loss of $2,047,474 for the three months ended June 30, 2003 from $585,252 for the three months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $59,448 to $68,012 at June 30, 2003 from $8,564 at March 31, 2003. Cash used for operating activities was $58,033 in the three months ended June 30, 2003 compared to $288,616 to the same period in the prior year. Net loss from continuing operations reduced cash by $2,047,474 and $585,252 in the three months ended June 30, 2003 and 2002, respectively.

     Cash used for investing activities of $78,506, in the three months ended June 30, 2002 consisted primarily of repayments to our affiliates. We did not use cash for investing activities in the three months ended June 30, 2003.

     Financing activities provided cash of $117,481 in the three months ended June 30, 2003 and included the issuance of $10,000 in promissory notes and $300,000 in convertible promissory notes. Subsequent to June 30, 2003, we received an aggregate of $1,000,000 pursuant to five convertible promissory notes and a convertible debenture.

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

FACTORS THAT MAY AFFECT OUR RESULTS

WE HAVE A GENERAL HISTORY OF LOSSES AND CANNOT ASSURE YOU THAT WE WILL OPERATE PROFITABLY IN THE FUTURE.

     We have incurred significant losses for the last two fiscal years. Although we anticipate achieving profitable operations in the future, our net losses and negative cash flow may continue for the foreseeable future. As of June 30, 2003, our accumulated deficit was $34,792,007. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements for the years ended March 31, 2003 and 2002 filed with our annual report on Form 10-KSB/A for fiscal year ended March 31, 2003, to the effect that our loss from operations for the year ended March 31, 2003, and the accumulated deficit at March 31, 2003 raise substantial doubt about our ability to continue as a going concern. We believe that our planned growth and profitability will depend in large part on our ability to continue to promote our brand name and gain clients and expand our relationship with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnerships, development of our client base, and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL IN THE NEXT SIX MONTHS.

     We believe we currently have adequate cash to fund anticipated cash needs for at least the next six months. We will need to raise additional capital and are actively pursuing various financing options. Any equity financing may be dilutive to stockholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on our financial condition, which could require us to curtail our operations significantly, sell significant assets, seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets, or explore other strategic alternatives including a merger or sale of US Dataworks.

FUTURE CONVERSION OF OUR CONVERTIBLE SECURITIES MAY EXCEED THE NUMBER OF AUTHORIZED SHARES OF OUR COMMON STOCK.

     Currently, we do not have a sufficient number of shares of common stock available for issuance upon conversion of our outstanding convertible securities. We have asked our stockholders to approve a reverse stock split at our annual meeting of stockholder to be held on September 10, 2003. If the stockholders approve the reverse stock split, we will have a sufficient number of shares of common stock available for issuance upon conversion of all our outstanding convertible securities. In the event the stockholders do not approve the reverse stock split, we will be unable to honor the conversion of some or all of our convertible securities and this may have a material adverse effect on our ability to continue to operate our business.

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

      Our principal shareholders, executive officers, directors and their affiliates, in the aggregate, own more than 31% of our outstanding common stock. These shareholders, if they act together, will be able to control our management and affairs and all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, this concentration of ownership may delay or prevent a change in control and might have an adverse effect on the market price of our common stock.


FUTURE SALES OF OUR COMMON STOCK MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

     As of June 30, 2003, there were approximately 65,719,546 shares of common stock outstanding, of which at least 22,163,720 are restricted securities under the Securities Act, a minority of which are held by affiliates of US Dataworks. These restricted securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If these holders sell in the public market, these sales could cause the market price of our common stock to decline. This also could make it more difficult for us to raise funds through future offerings of our common stock.

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

     Based on their evaluation as of a date within 90 days prior to the filing date of this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report was being prepared.

     (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On July 19, 2002, an individual and former director of US Dataworks, H. J. Frazier, filed a lawsuit against US Dataworks in Los Angeles Superior Court alleging breach of debenture agreement. In the complaint, the plaintiff prays for damages in the amount of $275,000, plus prejudgment interest and cost of suit. US Dataworks and Mr. Frazier have reached a settlement pursuant to which US Dataworks will make six monthly payments in the amount of $23,800 per month until March 1, 2003. On March 1, 2003, US Dataworks has the option to pay the remaining balance of $142,800 or to make monthly payments in the amount of $26,167 through August 1, 2003. US Dataworks also agreed to pay Mr. Frazier's attorney's fees and costs, up to a maximum of $5,000, and reimburse Mr. Frazier for the cost of the suit. Upon payment in full, Mr. Frazier will dismiss the lawsuit with prejudice. On August 1, 2003, the settlement amount was paid in full.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     The exhibits listed below are required by Item 601 of Regulation S-B.

       EXHIBIT
        NUMBER                     DESCRIPTION OF DOCUMENT
        ------                     -----------------------

         4.1 Piggyback Registration Rights Agreement dated June 30, 2003 between the Registrant and Bridgewater Capital.

         10.1 Note and Warrant Purchase Agreement by and among the Registrant, Charles E. Ramey and La Jolla Cove LA Investors, Inc., dated June 6, 2003.

         10.2 Form of Warrant Agreement between the Registrant and La Jolla Cove Investors, Inc.

         10.3 Debenture and Warrant Agreement dated June 30, 2003 by and between the Registrant and Societe Financiere Privee, S.A.

         10.4 Warrant Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A.

         10.5 Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey.

         10.6 Subordinated Convertible Note and Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey.

         10.7 Warrant Agreement dated June 25, 2003 between the Registrant and Barry Venison.

         10.8 Voting Agreement dated June 30, 2003 by and between the Registrant and Societe Financiere Privee, S.A.

         10.9 Form of 8% Subordinated Promissory Note dated June 6, 2003 between the Registrant and La Jolla Cove Investors, Inc.

         10.10 5 % Convertible Debenture between the Registrant and Societe Financiere Privee, S.A.

         10.11 Convertible Subordinated Promissory Note dated July 10, 2003 between the Registrant and Charles Ramey.

         10.12 8% Convertible Promissory Note between the Registrant and Barry Venison.

         10.13 Form of Note and Warrant Conversion Agreement dated June 25, 2003 between the Registrant, Barry Venison, Brad Friedel, John Barnes and Darren Ridge.

       EXHIBIT
        NUMBER                     DESCRIPTION OF DOCUMENT
        ------                     -----------------------

         10.14 Form of Replacement Warrant Agreement between the Registrant and each of Barry Venison, Brad Friedel, John Barnes and Darren Ridge.

         10.15 Promissory Note dated December 31, 2002 between the Registrant and ACI Communications Holdings, Inc. f/k/a AllState Communications, Inc.

         10.16 Amendment No. 1 to Settlement Agreement dated December 31, 2002 between the Registrant, Frank Montelione, Russel Leventhal, ACI Communications Holdings, Inc. f/k/a/ AllState Communications Inc.

         10.17 Security Agreement dated December 31, 2002 between the Registrant and ACI Communications Holdings, Inc. f/k/a/ AllState Communications Inc.

         10.18+ Nonstatutory Stock Option Agreement dated May 21, 2003 Agreement between the Registrant and Mario Villarreal.

         10.19+ Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik.

         31.1     Certification by Chief Executive Officer pursuant to
                  13a-14(a).

         31.2     Certification by Chief Financial Officer pursuant to
                  13a-14(a).

         32.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C.ss. 1350.

-----------------------
         + Indicates management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

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

     The Company has filed a current report on Form 8-K on June 17, 2003 and Form 8-K/A on June 26, 2003 reporting under Item 4 a change in the Company's certifying accountants.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  August 14, 2003

                               US DATAWORKS, INC.



                               By              /s/ John S. Reiland
                                  ---------------------------------------------
                                                 John S. Reiland
                                             Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

       EXHIBIT
        NUMBER                     DESCRIPTION OF DOCUMENT
        ------                     -----------------------

         4.1 Piggyback Registration Rights Agreement dated June 30, 2003 between the Registrant and Bridgewater Capital.

         10.1 Note and Warrant Purchase Agreement by and among the Registrant, Charles E. Ramey and La Jolla Cove LA Investors, Inc., dated June 6, 2003.

         10.2 Form of Warrant Agreement between the Registrant and La Jolla Cove Investors, Inc.

         10.3 Debenture and Warrant Agreement dated June 30, 2003 by and between the Registrant and Societe Financiere Privee, S.A.

         10.4 Warrant Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A.

         10.5 Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey.

         10.6 Subordinated Convertible Note and Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey.

         10.7 Warrant Agreement dated June 25, 2003 between the Registrant and Barry Venison.

         10.8 Voting Agreement dated June 30, 2003 by and between the Registrant and Societe Financiere Privee, S.A.

         10.9 Form of 8% Subordinated Promissory Note dated June 6, 2003 between the Registrant and La Jolla Cove Investors, Inc.

         10.10 5 % Convertible Debenture between the Registrant and Societe Financiere Privee, S.A.

         10.11 Convertible Subordinated Promissory Note dated July 10, 2003 between the Registrant and Charles Ramey.

         10.12 8% Convertible Promissory Note between the Registrant and Barry Venison.

         10.13 Form of Note and Warrant Conversion Agreement dated June 25, 2003 between the Registrant, Barry Venison, Brad Friedel, John Barnes and Darren Ridge.

         10.14 Form of Replacement Warrant Agreement between the Registrant and each of Barry Venison, Brad Friedel, John Barnes and Darren Ridge.

         10.15 Promissory Note dated December 31, 2002 between the Registrant and ACI Communications Holdings, Inc. f/k/a AllState Communications, Inc.

         10.16 Amendment No. 1 to Settlement Agreement dated December 31, 2002 between the Registrant, Frank Montelione, Russel Leventhal, ACI Communications Holdings, Inc. f/k/a/ AllState Communications Inc.

         10.17 Security Agreement dated December 31, 2002 between the Registrant and ACI Communications Holdings, Inc. f/k/a/ AllState Communications Inc.

         10.18+ Nonstatutory Stock Option Agreement dated May 21, 2003 Agreement between the Registrant and Mario Villarreal.

         10.19+ Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik.

       EXHIBIT
        NUMBER                     DESCRIPTION OF DOCUMENT
        ------                     -----------------------

         31.1     Certification by Chief Executive Officer pursuant to
                  13a-14(a).

         31.2     Certification by Chief Financial Officer pursuant to
                  13a-14(a).

         32.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C.ss. 1350.

-----------------------
         + Indicates management contract or compensatory plan or arrangement.