Form 10QSB/A
period 2003-06-30
US DATAWORKS INC
filed 2003-08-27
CIK 1049505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                          -----------------------------

                                   FORM 10-QSB
                                (Amendment No. 1)

                          -----------------------------

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                                              US DATAWORKS, INC.
                                                                        CONTENTS
                                                                     (unaudited)
                                                                   June 30, 2003

--------------------------------------------------------------------------------
                                                                         Page
FINANCIAL STATEMENTS

     Balance Sheet                                                     F-2 - F-3

     Statements of Operations                                             F-4

     Statements of Cash Flows                                          F-5 - F-7

     Notes to Unaudited Financial Statements                          F-8 - F-17


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


                                                                                                     US DATAWORKS, INC.
                                                                                                          BALANCE SHEET
                                                                                                            (unaudited)
                                                                                                          June 30, 2003
-----------------------------------------------------------------------------------------------------------------------


                                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable ..................................................................................     $        85,600
   Notes payable - related parties.................................................................           1,392,000
   Current portion of capital lease obligations....................................................               3,040
   Current portion of convertible promissory notes, net of unamortized discount of $55,841.........             529,732
   Deferred revenue................................................................................              36,938
   Accounts payable................................................................................           1,493,828
   Accrued expenses, including $43,000 related parties.............................................             478,491
   Interest payable, including $134,554 related parties............................................             144,949
   Note payable related to discontinued operations.................................................             880,184
                                                                                                        ----------------
         Total current liabilities.................................................................           5,044,762

CONVERTIBLE PROMISSORY NOTE, net of current portion................................................             148,351
                                                                                                        ----------------
         Total liabilities.........................................................................           5,193,113

COMMITMENTS

SHAREHOLDERS' EQUITY
   Convertible Series A preferred stock, $0.0001 par value
     800,000 shares authorized, 540,000 shares issued and outstanding, $2.50 liquidation preference,
     accumulated, undeclared dividends of $536,580.................................................                  54
   Convertible Series B preferred stock, $0.0001 par value
     700,000 shares authorized, 629,666 shares issued and outstanding, $0.75 liquidation preference,
     accumulated, undeclared dividends of $111,553.................................................                  63
   Common stock, $0.0001 par value
     90,000,000 shares authorized and 65,719,546 shares issued and outstanding.....................               6,571
   Common stock committed, 15,619,609 shares.......................................................           2,042,042
   Additional paid-in capital......................................................................          43,063,315
   Accumulated deficit.............................................................................         (34,820,991)
                                                                                                        ----------------
         Total shareholders' equity................................................................          10,291,054
                                                                                                        ----------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $    15,484,167
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


                                                                               US DATAWORKS, INC.
                                                                         STATEMENTS OF OPERATIONS
                                                                                      (unaudited)
                                                              For the Three Months Ended June 30,
-------------------------------------------------------------------------------------------------

                                                                       2003               2002
                                                                  -------------      -------------
REVENUES
   Software licensing revenues .............................      $    147,567       $    502,650
   Software maintenance revenues ...........................            49,146             55,817
   Software service revenues ...............................           290,050            214,664
                                                                  -------------      -------------
     Total revenues ........................................           486,763            773,131

COST OF SALES ..............................................           144,112            168,269
                                                                  -------------      -------------
     Gross profit ..........................................           342,651            604,862

OPERATING EXPENSES
   General and administrative ..............................           926,713            846,903
   Depreciation and amortization ...........................            68,507             77,791
                                                                  -------------      -------------
      Total operating expense ..............................           995,220            924,694
                                                                  -------------      -------------

LOSS FROM OPERATIONS .......................................          (652,569)          (319,832)
                                                                  -------------      -------------

OTHER INCOME (EXPENSE)
   Financing costs..........................................        (1,049,505)           (16,782)
   Interest expense ........................................          (310,347)          (238,518)
   Interest expense - related parties ......................           (64,037)           (11,712)
   Other income (expense) ..................................                --              1,592
                                                                  -------------      -------------
      Total other income (expense) .........................        (1,423,889)          (265,420)
                                                                  -------------      -------------

LOSS BEFORE PROVISION FOR INCOME TAXES .....................        (2,076,458)          (585,252)
PROVISION FOR INCOME TAXES .................................                --                 --
                                                                  -------------      -------------

NET LOSS ...................................................      $ (2,076,458)      $   (585,252)
                                                                  =============      =============
BASIC AND DILUTED LOSS PER SHARE
  From continuing operation ................................      $      (0.03)      $      (0.01)
  From dividends paid ......................................                --                 --
                                                                  -------------      -------------
      Total basic and diluted loss per share ...............      $      (0.03)      $      (0.01)
                                                                  =============      =============
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING ......        60,841,738         54,987,474
                                                                  =============      =============

                  The accompanying notes are an integral part of these financial statements.


                                                                                                US DATAWORKS, INC.
                                                                                           STATEMENTS OF CASH FLOW
                                                                                                       (unaudited)
                                                                               For the Three Months Ended June 30,
------------------------------------------------------------------------------------------------------------------
                                                                                        2003              2002
                                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations .......................................      $(2,076,458)      $  (585,252)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of property and equipment .................           68,507            77,791
     Interest charges on convertible promissory notes ........................          263,113           192,619
     Issuance of stock for accrued interest ..................................           27,645                --
     Issuance of stock for services rendered .................................               --           140,622
     Issuance of stock for legal settlement ..................................               --             2,900
     Issuance of stock for lock-up agreement .................................               --               400
     Issuance of warrants for extension of notes payable due date ............        1,084,505                --
     Issuance of warrants for settlement of dispute ..........................           12,479                --
     Issuance of warrants for services .......................................               --             1,875
     (Increase) decrease in
       Accounts receivable ...................................................          261,453          (331,968)
       Work in progress ......................................................               --            11,312
       Prepaid expenses and other current assets .............................         (116,565)         (126,158)
       Other assets ..........................................................               --            (7,750)
     Increase (decrease) in
       Deferred revenue ......................................................         (204,513)         (137,020)
       Accounts payable ......................................................          719,592           310,552
       Accrued expenses ......................................................         (135,152)          193,896
       Interest payable ......................................................           (3,118)            1,805
       Interest payable - related parties ....................................           40,479            11,712
                                                                                    ------------      ------------
Net cash used in continuing operations .......................................          (58,033)         (242,664)
Net cash used in discontinued operations .....................................               --           (45,952)
                                                                                    ------------      ------------
Net cash used in operating activities ........................................          (58,033)         (288,616)
                                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment ........................................               --                --
   Repayments to related parties .............................................               --           (78,506)
                                                                                    ------------      ------------
Net cash used in investing activities ........................................               --           (78,506)
                                                                                    ------------      ------------

                  The accompanying notes are an integral part of these financial statements.


                                                                             US DATAWORKS, INC.
                                                                        STATEMENTS OF CASH FLOW
                                                                                    (unaudited)
                                                            For the Three Months Ended June 30,
-----------------------------------------------------------------------------------------------

                                                                        2003            2002
                                                                     ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations ......................         (3,688)         (2,998)
   Proceeds from notes payable ................................         10,000          30,000
   Repayment of notes payable .................................        (97,389)        (29,785)
   Proceeds from notes payable - related party ................             --         175,000
   Repayment of notes payable - related party .................             --         (96,000)
   Proceeds from convertible promissory notes .................        300,000         240,000
   Repayment of convertible promissory notes ..................        (10,000)        (10,000)
   Repayment of note payable related to discontinued operations        (81,442)             --
   Proceeds from subscription receivables .....................             --          21,010
   Proceeds from exercise of warrants .........................             --           1,500
                                                                     ----------      ----------
Net cash provided by financing activities .....................        117,481         328,737
                                                                     ----------      ----------
Net increase (decrease) in cash and cash equivalents ..........         59,448         (38,385)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................          8,564         134,016
                                                                     ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................      $  68,012       $  95,631
                                                                     ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   INTEREST PAID ..............................................      $  20,024       $  37,322
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

         o Recorded debt discount of $262,755 related to warrants to purchase up to $1,000,000 of common stock at a price equal to 50% of the average stock price for 10 consecutive days immediately prior to the exercise, but not less than $0.06 per share. These warrants were issued to settle the Company's obligations under notes and warrants entered into in 2001 and 2002 with an investor. During the three months ended June 30, 2003, the Company recognized $12,479 in interest expense related to the accretion of the debt discount.

         o As an inducement to four investors in connection with their agreement to convert 80.37% of the principal and accrued interest underlying their existing $887,500 promissory notes, during the three months ended June 30, 2003, the Company recorded financing costs of $1,084,505 related to (i) a reduction in the conversion price on the previously issued convertible promissory notes and
              (ii) a reduction in the exercise price on previously issued warrants to purchase 2,840,000 shares of common stock.

   The accompanying notes are an integral part of these financial statements.

                                                              US DATAWORKS, INC.
                                                         STATEMENTS OF CASH FLOW
                                                                     (unaudited)
                                             For the Three Months Ended June 30,
--------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

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

     The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (Options and Warrants typically convert on a one for one basis, see conversion details of the preferred stock in footnote 9 for the common stock shares issuable upon conversion):


                                                                         FOR THE THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                ---------------------------------------------
                                                                        2003                     2002
                                                                ------------------        -------------------
     Options outstanding under the Company's stock option
       plans                                                           8,310,000                 2,222,500
     Options granted outside the Company's stock
       option plans                                                      621,750                 1,050,250
     Warrants issued in conjunction with convertible Series B
       preferred stock                                                   629,667                   629,667
     Warrants issued in conjunction with private placements              531,500                   531,500
     Warrants issued as a financing cost for notes payable
       and convertible notes payable                                   1,847,518                 3,332,500
     Warrants issued in conjunction with lock-up
       agreements                                                        729,759                   729,759
     Warrants issued for services rendered                             1,792,000                 1,748,250
     Warrants issued as part of the acquisition of
       the Subsidiary                                                    336,000                   336,000
     Convertible Series A preferred stock                                540,000                   640,000
     Convertible Series B preferred stock                                629,666                   629,666


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

4.   PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2003 consisted of the following:

           Furniture and fixtures                                 $     21,067
           Office and telephone equipment                               81,097
           Computer equipment                                          146,015
           Computer software                                         1,183,000
           Leasehold improvements                                       13,517
                                                                  -------------
                                                                     1,444,696
           Less accumulated depreciation and amortization             (690,407)
                                                                  -------------
           TOTAL                                                  $    754,289
                                                                  =============

     Depreciation and amortization expense for the three months ended June 30, 2003 and 2002 was $68,507 and $77,791, respectively.

5.   NOTES PAYABLE

     Notes payable at June 30, 2003 consisted of the following:
           Notes payable, interest at 10% per annum, unsecured, due in
                February 2003 through April 2003.                                    $    25,000
           Notes payable, interest at 12.2% per annum, unsecured, due in
                July 2003.                                                                 1,789
           Note payable, interest at 8% per annum, unsecured, due in
                October 2003.                                                              8,267
           Other Note Payable                                                             52,333
                                                                                     ------------
                                                                                          87,389
           Less current portion                                                          (87,389)
                                                                                     ------------
                Long-term portion                                                    $        --
                                                                                     ============

     In July 2003, the 10% promissory notes payable due in February 2003 through April 2003 and the 12.2% promissory note due July 2003 were paid in full.

     On August 1, 2003, the Other Note Payable was paid in full.

6.  NOTES PAYABLE - RELATED PARTIES

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

7.  CONVERTIBLE PROMISSORY NOTES

     Convertible promissory notes at June 30, 2003 consisted of the following:
     Convertible promissory note, interest at 8% per annum, secured by a personal guarantee by the Chief Executive Officer of the Company,
          quarterly payments of $20,000 due on March 29, 2004, net of                $   194,724
          unamortized discount of $250,276.

     Convertible promissory notes, interest at 10% per annum, unsecured, due May
          2003 through June 2004, net of unamortized discount of $2,930.
                                                                                         362,070
     Convertible promissory notes, interest at 10% per annum, secured by a lien upon certain leasehold interests in real property of the
          guarantor, due September 2003 net of unamortized discount of
          $52,911.                                                                       121,289
                                                                                     ------------
                                                                                         678,083
     Less current portion                                                               (529,732)
                                                                                     ------------
          Long-term portion                                                          $   148,351
                                                                                     ============


     In June 2003, the Company executed a new note with an existing Convertible Promissory Note holder in the amount of $480,000. This note replaces the existing note of $150,000 and includes penalties and interest from a settlement with the Company of $330,000. A payment of $35,000 was due upon signing and principal and interest payments of $20,000 are due on a quarterly basis through November of 2004. On that date all remaining principal and interest outstanding is due. This note bears interest at 8% and is guaranteed by the Chief Executive Officer of the Company. The balance of this note at June 30, 2003, net of unamortized discount of $250,276, was $194,724.

     In addition to the note, the Company issued a warrant to purchase up to $1,000,000 of the Company's common stock not to exceed 11,500,000 shares. The exercise price of the warrant is 50% of the average stock price for 10 consecutive days immediately prior to the exercise, but not less than $0.06 per share. The warrant is exercisable in thirds after specific number of days following the earlier of 1) the Company receiving an Effectiveness Notice confirming the completion of a registration statement filed with the Securities and Exchange Commission or 2) one year from the date of issue. The Company allocates the proceeds received from debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $262,755 and will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the three months ended June 30, 2003, the Company recognized $12,479 in interest expense related to the accretion of the debt discount.

     On May 7, 2002 through February 26, 2003, the Company entered into Subscription Agreements in exchange for gross proceeds of $822,500. The units issued consisted of 48 convertible promissory notes and warrants to purchase 495,250 shares of the Company's common stock. The holders of forty-three of the promissory notes for a total of $562,500 have the option to convert the notes at any time after 31 days following the issuance date of the note. The holders of five of the promissory notes for a total of $260,000 have the option to convert the notes at any time after 91 days following the issuance date of the note. The balance of these notes at June 30, 2003 was $362,070.

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

     On June 25, 2003, we amended four convertible promissory notes totaling $887,500 that were issued in March 2001 such that 80.37% of the outstanding principal and accrued and unpaid interest converted into 10,444,745 shares of the Company's common stock at a conversion price of $0.07 per share. At the holders' option, the remaining balance may convert at an exercise price of $0.07 per share on September 30, 2003. (See footnote 9 for additional information.) The balance of this note at June 30, 2003, net of unamortized discount of $52,911, was $121,289.

8.   COMMITMENTS AND CONTINGENCIES

     Litigation

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

     OTHER EXPENSES

     Other expenses, including interest expense and financing costs, increased $1,158,469 or 436% to $1,423,889 for the three months ended June 30, 2003 from $265,420 for the three months ended June 30, 2002. The increase was primarily due to $1,084,505 of non-cash financing charges related to the reduction in the conversion price of four existing convertible promissory notes and the reduction in the exercise price of previously issued warrants. The reductions in the conversion price and warrant exercise price were granted to four investors in connection with their agreement to convert 80.37% of the principal and accrued interest underlying their existing $887,500 promissory notes.

     NET LOSS

     Net loss increased by $1,491,206 or 255% to a net loss of $2,076,458 for the three months ended June 30, 2003 from $585,252 for the three months ended June 30, 2002.

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

FACTORS THAT MAY AFFECT OUR RESULTS

WE HAVE A GENERAL HISTORY OF LOSSES AND CANNOT ASSURE YOU THAT WE WILL OPERATE PROFITABLY IN THE FUTURE.

     We have incurred significant losses for the last two fiscal years. Although we anticipate achieving profitable operations in the future, our net losses and negative cash flow may continue for the foreseeable future. As of June 30, 2003, our accumulated deficit was $34,820,991. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements for the years ended March 31, 2003 and 2002 filed with our annual report on Form 10-KSB/A for fiscal year ended March 31, 2003, to the effect that our loss from operations for the year ended March 31, 2003, and the accumulated deficit at March 31, 2003 raise substantial doubt about our ability to continue as a going concern. We believe that our planned growth and profitability will depend in large part on our ability to continue to promote our brand name and gain clients and expand our relationship with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnerships, development of our client base, and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

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

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     The exhibits listed below are required by Item 601 of Regulation S-B.

         EXHIBIT
          NUMBER                   DESCRIPTION OF DOCUMENT
          ------                   -----------------------

         4.1* Piggyback Registration Rights Agreement dated June 30, 2003 between the Registrant and Bridgewater Capital.
         10.1* Note and Warrant Purchase Agreement by and among the Registrant, Charles E. Ramey and La Jolla Cove LA Investors, Inc., dated June 6, 2003.
         10.2* Form of Warrant Agreement between the Registrant and La Jolla Cove Investors, Inc.
         10.3* Debenture and Warrant Agreement dated June 30, 2003 by and between the Registrant and Societe Financiere Privee, S.A.
         10.4* Warrant Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A.
         10.5* Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey.
         10.6* Subordinated Convertible Note and Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey.
         10.7* Warrant Agreement dated June 25, 2003 between the Registrant and Barry Venison.
         10.8* Voting Agreement dated June 30, 2003 by and between the Registrant and Societe Financiere Privee, S.A.
         10.9* Form of 8% Subordinated Promissory Note dated June 6, 2003 between the Registrant and La Jolla Cove Investors, Inc.
         10.10* 5 % Convertible Debenture between the Registrant and Societe Financiere Privee, S.A.
         10.11* Convertible Subordinated Promissory Note dated July 10, 2003 between the Registrant and Charles Ramey.
         10.12* 8% Convertible Promissory Note between the Registrant and Barry Venison.
         10.13* Form of Note and Warrant Conversion Agreement dated June 25, 2003 between the Registrant, Barry Venison, Brad Friedel, John Barnes and Darren Ridge.
         10.14* Form of Replacement Warrant Agreement between the Registrant and each of Barry Venison, Brad Friedel, John Barnes and Darren Ridge.
         10.15* Promissory Note dated December 31, 2002 between the Registrant and ACI Communications Holdings, Inc. f/k/a AllState Communications, Inc.
         10.16* Amendment No. 1 to Settlement Agreement dated December 31, 2002 between the Registrant, Frank Montelione, Russel Leventhal, ACI Communications Holdings, Inc. f/k/a/ AllState Communications Inc.
         10.17* Security Agreement dated December 31, 2002 between the Registrant and ACI Communications Holdings, Inc. f/k/a/ AllState Communications Inc.
         10.18*+ Nonstatutory Stock Option Agreement dated May 21, 2003 Agreement between the Registrant and Mario Villarreal.

         EXHIBIT
          NUMBER                   DESCRIPTION OF DOCUMENT
          ------                   -----------------------

         10.19*+ Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik.
         31.1          Certification by Chief Executive Officer pursuant to
                       13a-14(a).
         31.2          Certification by Chief Financial Officer pursuant to
                       13a-14(a).
         32.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C.ss. 1350.
--------------

              * Previously filed.
              + Indicates management contract or compensatory plan or
                arrangement.

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

     Dated:  August 26, 2003

                                US DATAWORKS, INC.



                                By  /s/ John S. Reiland
                                    --------------------------------------------
                                    John S. Reiland
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


    EXHIBIT
    NUMBER                   DESCRIPTION OF DOCUMENT
    ------                   -----------------------
    4.1* Piggyback Registration Rights Agreement dated June 30, 2003 between the Registrant and Bridgewater Capital.
    10.1* Note and Warrant Purchase Agreement by and among the Registrant, Charles E. Ramey and La Jolla Cove LA Investors, Inc., dated June 6, 2003.
    10.2* Form of Warrant Agreement between the Registrant and La Jolla Cove Investors, Inc.
    10.3* Debenture and Warrant Agreement dated June 30, 2003 by and between the Registrant and Societe Financiere Privee, S.A.
    10.4* Warrant Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A.
    10.5* Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey.
    10.6* Subordinated Convertible Note and Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey.
    10.7* Warrant Agreement dated June 25, 2003 between the Registrant and Barry Venison.
    10.8* Voting Agreement dated June 30, 2003 by and between the Registrant and Societe Financiere Privee, S.A.
    10.9* Form of 8% Subordinated Promissory Note dated June 6, 2003 between the Registrant and La Jolla Cove Investors, Inc.
    10.10* 5 % Convertible Debenture between the Registrant and Societe Financiere Privee, S.A.
    10.11* Convertible Subordinated Promissory Note dated July 10, 2003 between the Registrant and Charles Ramey.
    10.12* 8% Convertible Promissory Note between the Registrant and Barry Venison.
    10.13* Form of Note and Warrant Conversion Agreement dated June 25, 2003 between the Registrant, Barry Venison, Brad Friedel, John Barnes and Darren Ridge.
    10.14* Form of Replacement Warrant Agreement between the Registrant and each of Barry Venison, Brad Friedel, John Barnes and Darren Ridge.
    10.15* Promissory Note dated December 31, 2002 between the Registrant and ACI Communications Holdings, Inc. f/k/a AllState Communications, Inc.
    10.16* Amendment No. 1 to Settlement Agreement dated December 31, 2002 between the Registrant, Frank Montelione, Russel Leventhal, ACI Communications Holdings, Inc. f/k/a/ AllState Communications Inc.
    10.17* Security Agreement dated December 31, 2002 between the Registrant and ACI Communications Holdings, Inc. f/k/a/ AllState Communications Inc.
    10.18*+ Nonstatutory Stock Option Agreement dated May 21, 2003 Agreement between the Registrant and Mario Villarreal.
    10.19*+ Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik.

    EXHIBIT
    NUMBER                   DESCRIPTION OF DOCUMENT
    ------                   -----------------------

    31.1         Certification by Chief Executive Officer pursuant to 13a-14(a).
    31.2         Certification by Chief Financial Officer pursuant to 13a-14(a).
    32.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C.ss. 1350.
--------------
         * Previously filed
         + Indicates management contract or compensatory plan or arrangement.