Form 10QSB
period 2003-09-30
US DATAWORKS INC
filed 2003-11-14
CIK 1049505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                          ----------------------------

                                   FORM 10-QSB

                          ----------------------------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003



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

Number of shares of Common Stock outstanding as of September 30, 2003:
20,312,562

Transitional Small Business Disclosure Format (Check one): YES [ ]  NO [X]

                               US DATAWORKS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                  FORM 10-QSB

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION...............................................F-1

      Item 1.     Financial Statements.......................................F-1

                  BALANCE SHEET..............................................F-1

                  STATEMENTS OF OPERATIONS...................................F-3

                  STATEMENTS OF CASH FLOW....................................F-4

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS....................F-7

      Item 2.     Management's Discussion and Analysis........................1

      Item 3.     Controls and Procedures.....................................7

PART II - OTHER INFORMATION...................................................8

      Item 1.     Legal Proceedings...........................................8

      Item 2.     Changes in Securities and Use of Proceeds...................8

      Item 4.     Submission of Matters to a Vote of Security Holders.........9

      Item 6.     Exhibits and Reports on Form 8-K...........................10

SIGNATURE....................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               US DATAWORKS, INC.

                                  BALANCE SHEET
                               September 30, 2003

                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents ...........................................   $    59,036
     Accounts receivable, net of allowance for doubtful accounts of $0 ...       836,393
     Prepaid expenses and other current assets ...........................       226,923
                                                                             ------------

           Total current assets ..........................................     1,122,352

PROPERTY AND EQUIPMENT, net ..............................................       695,837
GOODWILL, net ............................................................    14,133,629
OTHER ASSETS .............................................................        10,294
                                                                             ------------

                  TOTAL ASSETS ...........................................   $15,962,112
                                                                             ============

   The accompanying notes are an integral part of these financial statements.

                                      F-1

                                     US DATAWORKS, INC.

                                       BALANCE SHEET
                                     September 30,2003

                                        (UNAUDITED)

                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Note payable - related party .........................................   $     39,000
     Current portion of capital lease obligations .........................          3,317
     Current portion of convertible promissory notes,
         net of unamortized discount of $56,163 ...........................      1,397,127
     Deferred revenue .....................................................         45,605
     Accounts payable .....................................................      1,044,912
     Accrued expenses .....................................................        495,697
     Interest payable, including $139,002 related parties .................        152,301
     Due to related party .................................................         43,000
                                                                              -------------
           Total liabilities ..............................................      3,220,959
                                                                              -------------

COMMITMENTS
SHAREHOLDERS' EQUITY
     Convertible Series A preferred stock, $0.0001 par value 800,000 shares authorized, 260,000 shares issued and outstanding,
         $2.50 liquidation preference, dividends of $219,993 in arrears ...             26
     Convertible Series B preferred stock, $0.0001 par value
         700,000 shares authorized, 629,666 shares issued and outstanding
         $0.75 liquidation preference, dividends of $123,421 in arrears ...             63
     Common stock, $0.0001 par value
         90,000,000 shares authorized and 20,312,562 shares issued
         and outstanding ..................................................          2,031
     Common stock committed, 419,024 shares ...............................        839,309
     Additional paid-in capital ...........................................     50,145,729
     Accumulated deficit ..................................................    (38,246,005)
                                                                              -------------
           Total shareholders' equity .....................................     12,741,153
                                                                              -------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............   $ 15,962,112
                                                                              =============

   The accompanying notes are an integral part of these financial statements.

                                      F-2

                                              US DATAWORKS, INC.

                                           STATEMENTS OF OPERATIONS

                                                  (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                            -----------------------------   -----------------------------
                                                                2003            2002            2003             2002
                                                            -------------   -------------   -------------   -------------
REVENUES
     Software licensing revenues ........................   $    565,300    $    204,900    $    712,867    $    707,550
     Software maintenance revenues ......................         64,998          81,647         114,144         137,464
     Professional service revenues ......................        328,510          31,100         618,560         245,764
                                                            -------------   -------------   -------------   -------------

         Total revenues .................................        958,808         317,647       1,445,571       1,090,778

Cost of sales ...........................................        205,542         218,595         349,655         387,922
                                                            -------------   -------------   -------------   -------------

         Gross profit ...................................        753,266          99,052       1,095,916         702,856

OPERATING EXPENSES
     General and administrative .........................        912,561         611,796       1,839,274       1,457,641
     Depreciation and amortization ......................         68,123          75,849         136,631         153,640
                                                            -------------   -------------   -------------   -------------
         Total operating expense ........................        980,684         687,645       1,975,905       1,611,281
                                                            -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS ....................................       (227,418)       (588,593)       (879,989)       (908,425)
                                                            -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE)
     Financing costs ....................................       (159,783)         (1,678)     (1,209,288)        (18,460)
     Interest expense ...................................       (630,602)       (240,043)       (940,948)       (478,561)
     Interest expense - related parties .................        (49,323)        (18,733)       (113,360)        (30,445)
     Loss on extinguishment of debt .....................       (635,259)             --        (635,259)             --
     Loss on extinguishment of debt - related parties ...     (1,722,631)             --      (1,722,631)             --
     Other income (expense) .............................             --            (348)             --           1,244
                                                            -------------   -------------   -------------   -------------

         Total other income (expense) ...................     (3,197,598)       (260,802)     (4,621,486)       (526,222)
                                                            -------------   -------------   -------------   -------------

LOSS BEFORE PROVISION FOR INCOME TAXES ..................     (3,425,016)       (849,395)     (5,501,475)     (1,434,647)
PROVISION FOR INCOME TAXES ..............................             --              --              --              --
                                                            -------------   -------------   -------------   -------------

NET LOSS ................................................   $ (3,425,016)   $   (849,395)   $ (5,501,475)   $ (1,434,647)
                                                            =============   =============   =============   =============

BASIC AND DILUTED LOSS PER SHARE
     Total basic and diluted loss per share .............   $      (0.21)   $      (0.07)   $      (0.35)   $      (0.13)
                                                            =============   =============   =============   =============

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES
OUTSTANDING .............................................     16,540,417      11,360,444      15,870,636      11,179,961
                                                            =============   =============   =============   =============

                  The accompanying notes are an integral part of these financial statements.

                                                     F-3

                                    US DATAWORKS, INC.

                                  STATEMENTS OF CASH FLOW
                          For the Six Months Ended September 30,

                                        (unaudited)

                                                                                2003           2002
                                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations ..................................   $(5,501,474)   $(1,434,647)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization of property and equipment ............       136,630        153,640
     Loss on extinguishment of debt .....................................       635,259             --
     Loss on extinguishment of debt - related party .....................     1,722,631             --
     Loss on disposal of property and equipment .........................            --         50,556
     Interest charges on convertible promissory notes ...................       620,217        342,056
     Issuance of stock for accrued interest .............................        77,403             --
     Issuance of stock for services rendered ............................            --        140,623
     Issuance of stock for legal settlement .............................            --          2,900
     Issuance of stock for lock-up agreement ............................            --            400
     Issuance of stock for extension of notes payable due date ..........            --            616
     Issuance of warrants for extension of notes payable due date .......     1,084,505             --
     Issuance of warrants for settlement of dispute .....................       262,755             --
     Issuance of warrants for services ..................................        96,750          1,875
     Issuance of warrants for stock cancellation agreement ..............        45,693             --
     Issuance of warrants for convertible promissory note conversions ...         7,340             --
     (Increase) decrease in
       Accounts receivable ..............................................      (366,612)      (327,468)
       Work in progress .................................................            --         11,312
       Prepaid expenses and other current assets ........................       (46,003)       (94,397)
       Other assets .....................................................        12,129          5,738
     Increase (decrease) in
       Deferred revenue .................................................      (195,845)      (149,417)
       Accounts payable .................................................       245,676        282,557
       Accrued expenses .................................................       (74,947)       201,964
       Interest payable .................................................          (215)        11,240
       Interest payable - related parties ...............................        44,927         56,445
       Notes payable ....................................................       (60,600)
                                                                            ------------   ------------

Net cash used in continuing operations ..................................    (1,253,781)      (744,007)
Net cash used in discontinued operations ................................            --        (69,245)
                                                                            ------------   ------------
Net cash used in operating activities ...................................    (1,253,781)      (813,252)
                                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment ...................................        (9,671)       (15,670)
   Repayments to related parties ........................................            --        (66,506)
                                                                            ------------   ------------
Net cash used in investing activities ...................................        (9,671)       (82,176)
                                                                            ------------   ------------

        The accompanying notes are an integral part of these financial statements.



                                    US DATAWORKS, INC.

                                  STATEMENTS OF CASH FLOW
                          For the Six Months Ended September 30,

                                        (unaudited)


                                                                                2003          2002
                                                                            ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to capital lease obligations ...............................         5,671
   Payments on capital lease obligations ................................        (9,081)        (4,629)
   Proceeds from notes payable ..........................................        10,000        188,682
   Repayment of notes payable ...........................................      (109,099)      (141,591)
   Proceeds from notes payable - related party ..........................            --        390,000
   Repayment of notes payable - related party ...........................            --        (96,000)
   Proceeds from convertible promissory notes ...........................     1,615,000        627,500
   Repayment of convertible promissory notes ............................       (50,000)       (10,000)
   Repayment of note payable related to discontinued operations .........      (151,442)            --
   Proceeds from exercise of employee stock options .....................         2,875             --
   Proceeds from subscription receivables ...............................            --         21,010
   Proceeds from exercise of warrants ...................................            --          2,098
                                                                            ------------   ------------
Net cash provided by financing activities ...............................     1,313,924        977,070
                                                                            ------------   ------------
Net increase (decrease) in cash and cash equivalents ....................        50,472         81,642
Cash and cash equivalents, beginning of period ..........................         8,564        134,016
                                                                            ------------   ------------
Cash and cash equivalents, end of period ................................   $    59,036    $   215,658
                                                                            ============   ============

Supplemental disclosures of cash flow information
   Interest paid ........................................................   $    57,975    $    94,795
                                                                            ============   ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     During the six months ended September 30, 2003, the Company completed the following:

     o In April 2003, the Company issued 72,487 shares of common stock that it had committed to issue during the year ended March 31, 2003.

     o Two notes payable to former officers of the Company amounting to $220,000 were forgiven pursuant to their terms that stated if the Company had not raised cumulative gross proceeds from debt and/or equity financing of $5,000,000 by the second anniversary of the notes, then the notes would be forgiven. As the Company did not raise these proceeds, the notes have been forgiven.

     o In June and July 2003, pursuant to the terms of the Series A Convertible Preferred Stock conversion, the holder converted 380,000 shares of Series A Convertible Preferred Stock into 1,623,535 shares of the Company's common stock.

     o Recorded convertible note payable discounts of $187,813 related to the issuance of warrants attached to promissory notes to purchase 136,593 shares of common stock. During the six months ended September 30, 2003, the Company recognized $150,603 in interest expense related to the accretion of convertible promissory note discounts related to warrants attached to the promissory notes issued in the six month period ended September 30, 2003 and those issued in prior periods.

     o Recorded interest expense of $469,614 related to the issuance of convertible promissory notes with fixed conversion features.

   The accompanying notes are an integral part of these financial statements.

     o Recorded debt discount of $262,755 related to warrants to purchase up to $1,000,000 of common stock at a price equal to 50% of the average stock price for 10 consecutive days immediately prior to the exercise, but not less than $0.30 per share. These warrants were issued to settle the Company's obligations under notes and warrants entered into in 2001 and 2002 with an investor. During the six months ended September 30, 2003, the Company recognized $262,755 in interest expense related to the accretion of this debt discount.

     o As an inducement to four investors in connection with their agreement to convert 80.37% of the principal and accrued interest underlying their existing promissory notes worth $887,500, during the three months ended June 30, 2003, the Company recorded financing costs of $1,084,505 related to (i) a reduction in the conversion price on the previously issued convertible promissory notes and (ii) a reduction in the exercise price on previously issued warrants to purchase 568,000 shares of common stock.

     o In July 2003, the Company renegotiated the terms of $1,353,000 of 12% per annum demand promissory notes due the Company's Chief Executive Officer, Mr. Ramey. The note agreements were entered into during fiscal 2002 and 2003 to fund the Company's operations. In exchange for the 12% demand notes, the Company issued Mr. Ramey a new promissory note bearing interest at 7% per annum, maturing July 10, 2004, and convertible into shares of common stock at a conversion price of $0.80 per share. Mr. Ramey was also issued a warrant to purchase 1,691,250 shares of common stock at an exercise price of $0.80 per share. The excess of the fair value of the beneficial conversion feature of the note and the fair value of the warrants over the carrying amount of the debt is $1,722,631 and has been recorded as a loss on extinguishment of debt-related party for the six month period ended September 30, 2003.

     o In July 2003, the Company entered into an agreement for financial advisory and strategic/competitive advisory services and issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.15 per share. The fair value of the warrants of $96,750 has been recorded as an operating expense for the six-month period ended September 30, 2003.

     o In September 2003, the Company successfully negotiated the conversion of $834,168 of remaining debt related to discontinued operations. In exchange for the debt, the holder was issued 417,084 shares of common stock and a warrant to purchase 208,542 shares of common stock at an exercise price of $2 per share. The excess of the fair value of the shares and warrants issued over the carrying amount of the debt is $635,259 and has been recorded as a loss on extinguishment of debt for the six month period ended September 30, 2003.

    o On June 30, 2003, the Company agreed to sell to five accredited investors an aggregate of 1,111,112 shares of its common stock for an aggregate purchase price of $500,000 pursuant to a Securities Purchase Agreement. The investors purchased these shares from the Company on July 9, 2003. On August 4, 2003, the five accredited investors agreed to surrender their common stock in exchange for convertible promissory notes totaling $500,000, due August 4, 2004 with interest at 10% per annum, and warrants to purchase an additional 15,000 shares of common stock with an exercise price of $1.34 per share. The warrants may be exercised at any time after August 4, 2003. The promissory notes are convertible into common stock at $0.45 per share. The non-cash expense of this stock repurchase of $45,693 has been recorded as financing costs for the three and six month periods ended September 30, 2003.

     During the six months ended September 30, 2002, the Company completed the following:

     o In April and May 2002, the Company issued 284,852 shares of common stock that it had committed to issue during the year ended March 31, 2002.

     o In July and August 2002, the Company converted $157,500 of convertible promissory notes into 271,833 shares of common stock. At September
         30, 2002, the stock certificates had not been issued and therefore the full amount is included in common stock committed.

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

     As of May 18, 1999, the Company, previously known as New World Publishing, Inc. ("New World"), a Colorado corporation, entered into an Agreement and Plan of Reorganization with Communications Television, Inc. ("CTV"), a California corporation (incorporated on July 20, 1998), whereby all of the outstanding shares of common stock of CTV were exchanged for an aggregate of 3,804,033 shares of New World. For accounting purposes, the transaction has been treated as a recapitalization of CTV, with CTV as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of New World have been included with those of CTV from the acquisition date. New World was incorporated in Colorado on December 28, 1994. New World had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. As of November 11, 1999, CTV's name was changed to Sonicport.com, Inc.

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

     Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended March 31, 2003. The results of operations for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004.

     Going Concern
     -------------

     The Company has received a report from its independent auditors on the financial statements as of and for the year ended March 31, 2003 that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

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

     The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (Options and Warrants typically convert on a one for one basis, see conversion details of the preferred stock in footnote 8 for the common stock shares issuable upon conversion):

                                                                  FOR THE SIX MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                 --------------------------
                                                                    2003            2002
                                                                 -----------    -----------
     Options outstanding under the Company's stock option
       plans                                                      2,209,000        444,500
     Options granted outside the Company's stock
       option plans                                                 656,000        210,050
     Warrants issued in conjunction with convertible Series B
       preferred stock                                               26,733        125,933
     Warrants issued in conjunction with private placements         110,000        106,300
     Warrants issued as a financing cost for notes payable
       and convertible notes payable                                933,124        705,437
     Warrants issued in conjunction with lock-up
       agreements                                                    14,000        145,952
     Warrants issued for services rendered                          367,800        348,400
     Warrants issued as part of the acquisition of
       the Subsidiary                                                67,200         67,200
     Convertible Series A preferred stock                           260,000        640,000
     Convertible Series B preferred stock                           629,666        629,666


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

     Two customers of the Company accounted for 52% and 17% of the Company's net sales for the three months ended September 30, 2003. Three customers of the Company accounted for 35%, 13% and 19%, respectively, of the Company's net sales for the six months ended September 30, 2003. Two customers of the Company accounted for 57% and 35% of the Company's net sales for the three months ended September 30, 2002. One customer of the Company accounted for 13% of the Company's net sales for the six months ended September 30, 2002. Additionally, the Company's strategic resellers accounted for 62% and 40% of the Company's net sales for the six months ended September 30, 2003 and 2002, respectively.

     At September 30, 2003, amounts due from strategic resellers or significant customers accounted for 73% and 6%, respectively, of accounts receivable.

3.   ACQUISITION

     Effective March 31, 2001, and with a closing date of April 2, 2001, the Parent acquired 100%, or 3,571,429 shares, of the outstanding common stock of US Dataworks, Inc. (the "Subsidiary"), a Delaware corporation (formerly known as Allstate Dataworks, Inc.), in exchange for 2,933,333 new shares of the Parent's common stock and warrants to purchase 200,000 shares of the Parent's common stock. The warrants have an exercise price of $3.65, vest immediately, and expire on April 2, 2006. In addition, certain shareholders of the Parent transferred their ownership in 800,000 shares of the Parent's common stock to the shareholders of the Subsidiary and committed to return 440,000 shares of the Parent's common stock to the Parent in exchange for promissory notes in the amount of $220,000. These shareholders had returned 305,600 shares at June 30, 2001. Of the Subsidiary's shares, 175,714 were acquired from officers of the Subsidiary who are also officers of the Parent.

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

     The aggregate purchase price was $17,437,262. The value of the 2,933,333 new shares of the Parent's common stock issued and the 800,000 shares transferred by certain shareholders of the Parent to the shareholders of the Subsidiary of $16,893,334 was determined based on the average closing market price of the Parent's common stock over the period consisting of two days before and after the terms of the acquisition agreement were agreed to and announced. The value of the warrants to purchase 200,000 shares was determined to be $543,928 and was derived using the Black Scholes option pricing model using the following assumptions: expected life of 2 years, risk-free interest rate of 5.49%, expected volatility of 100% and expected dividend yield of 0%.

4.   PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 2003 consisted of the following:

           Furniture and fixtures                                 $      21,067
           Office and telephone equipment                                81,097
           Computer equipment                                           155,686
           Computer software                                          1,183,000
           Leasehold improvements                                        13,517
                                                                  --------------
                                                                      1,454,367
           Less accumulated depreciation and amortization             (758,530)
                                                                  --------------
           TOTAL                                                  $     695,837
                                                                  ==============


     Depreciation and amortization expense for the six months ended September 30, 2003 and 2002 was $136,630 and $153,640, respectively.

5.  NOTES PAYABLE - RELATED PARTIES

     On January 22, 2001, the Company entered into a note payable with an advisory board member and shareholder for $50,000. The note is non-interest-bearing, is unsecured, and is due on demand. As of September 30, 2003, the outstanding balance on the note payable was $39,000.

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

     During fiscal 2003 and 2002, the Company issued promissory notes in an aggregate principal amount of $1,353,000 to Mr. Ramey, our Chief Executive Officer bearing an interest rate of 12% per annum. On July 10,

2003, the Company consolidated these promissory notes into one promissory note for $1,353,000, bearing an interest rate of 7% per annum, pursuant to the Subordinated, Convertible Note and Warrant Agreement. This promissory note may be converted into shares of the Company's common stock at a conversion price equal to the lesser of (i) $0.16 per share or (ii) the closing bid price of our common stock as listed on the American Stock Exchange on the trading day immediately prior to the date of a change of control of US Dataworks or the date of Mr. Ramey's notice of voluntary conversion of the promissory note. Alternatively, if the Company sells shares of Series C Preferred Stock for gross proceeds of $7,500,000, then the promissory note will automatically convert into shares of Series C Preferred Stock at a conversion price equal to the Series C Preferred Stock purchase price. In connection with this promissory note, the Company issued to Mr. Ramey a warrant to purchase 1,691,250 shares of its common stock at an exercise price of $0.80 per share. The principal amount and accrued interest is due and payable upon demand after July 10, 2004. As of September 30, 2003, Mr. Ramey elected to fully convert the promissory note and accrued interest of $21,277. On September 30, 2003, the Company issued Mr. Ramey 1,717,847 shares of common stock pursuant to the conversion. The excess of the fair value of the beneficial conversion feature of the note and the fair value of the warrants over the carrying amount of the debt is $1,722,631 and has been recorded as a loss on extinguishment of debt-related party for the six month period ended September 30, 2003.

6.   CONVERTIBLE PROMISSORY NOTES

     Convertible promissory notes at September 30, 2003 consisted of the following:

     Redeemable, Convertible Promissory Notes:
     -----------------------------------------

     Convertible promissory notes, interest at 10% per annum, unsecured due          $   213,837
          July 2003 through June 2004, net of unamortized discount of $56,163

     Convertible Promissory Notes:
     -----------------------------

     Convertible promissory note, interest at 5% per annum, and 12% original             500,000
          issue discount, unsecured due June 30, 2004
     Convertible promissory notes, interest at 10% per annum, unsecured,                 250,000
          due August 4, 2004

     Convertible Promissory Notes Guaranteed by Chief Executive Officer:
     -------------------------------------------------------------------

     Convertible promissory note, interest at 8% per annum, secured by a                 433,290
          personal guarantee by the Chief Executive Officer of the
          Company, due on November 30, 2004
                                                                                     ------------

                                                                                     $ 1,397,127
                                                                                     ============

     Redeemable, Convertible Promissory Notes
     ----------------------------------------

     As of September 30, 2003, the Company has 17 convertible promissory notes outstanding payable to 15 individuals pursuant to Subscription Agreements entered into from July 5, 2002 through June 7, 2003, for gross proceeds in the aggregate of $270,000. The units issued consisted of 17 convertible promissory notes and warrants to purchase 32,000 shares of the Company's common stock.

     The Company has the option to redeem the notes at any time prior to the notes' maturity date at 105% of the face value of the note, plus accrued interest, if any, at any time prior to the maturity date. The notes are convertible at 80% of the average closing price for the 20 trading days immediately preceding the conversion date. The notes earn interest at 10% per annum, the principal and any unpaid interest are due one year following the issuance date of the note, and interest is payable in cash on a quarterly basis.

     The warrants to purchase 32,000 shares of the Company's common stock are exercisable at prices ranging from $0.45 to $.90 per share and expire three years from the date of issuance.

     The Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $23,053 and will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the six months ended September 30, 2003, the Company recognized $8,011 in interest expense related to the accretion of the debt discount recorded on these convertible promissory notes.

     In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the notes to the time at which the notes first become convertible. During the six months ended September 30, 2003, the Company recognized $85,288 in interest expense related to the beneficial conversion features of these convertible promissory notes.

     Convertible Promissory Notes
     ----------------------------

     On June 30, 2003, the Company entered into a Convertible Debentures and Warrants Agreement with an accredited investor. Pursuant to this agreement, on July 29, 2003, the investor purchased a debenture in the principal amount of $500,000 bearing an interest rate of 5% per annum and a 12% original issue discount. The debentures may be converted into shares of the Company's common stock at any time at a conversion price equal to the closing bid price of the common stock as listed on the American Stock Exchange on the trading day immediately before the date of conversion. Pursuant to the agreement, the investor also received a warrant exercisable through June 30, 2006 to purchase 10,000 shares of common stock at an exercise price of $1.44 per share. Using the Black-Scholes valuation model the Company has determined the value of the warrant to be $22,654 and has included this amount as a non-cash financing cost as of July 29, 2003.

     On June 30, 2003, the Company agreed to sell to five accredited investors an aggregate of 1,111,112 shares of its common stock for an aggregate purchase price of $500,000 pursuant to a Securities Purchase Agreement. The investors purchased these shares from the Company on July 9, 2003. On August 4, 2003, the five accredited investors agreed to surrender their common stock in exchange for convertible promissory notes totaling $500,000, due August 4, 2004 with interest at 10% per annum, and warrants to purchase an additional 10,000 shares of common stock with an exercise price of $1.34 per share. The warrants may be exercised at any time after August 4, 2003. The promissory notes are convertible into common stock at $0.45 per share. On September 15, 2003, one of the investors elected to convert his promissory note for $250,000 into common shares and was issued 555,556 shares of common stock prior to September 30, 2003. The non-cash expense of this stock repurchase of $45,693 has been recorded as financing costs for the three and six month periods ended September 30, 2003.

     Convertible Promissory Notes Guaranteed by Chief Executive Officer
     ------------------------------------------------------------------

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

     In addition to the note, the Company issued a warrant to purchase up to $1,000,000 of the Company's common stock not to exceed 2,300,000 shares. The exercise price of the warrant is 50% of the average stock price for 10 consecutive days immediately prior to the exercise, but not less than $0.30 per share. The warrant is exercisable in thirds after specific number of days following the earlier of i) the Company receiving an Effectiveness Notice confirming the completion of a registration statement filed with the Securities and Exchange Commission or ii) one year from the date of issue. The Company allocates the proceeds received from debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $262,755 and will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the six months ended September 30, 2003, the Company recognized $262,755 in interest expense related to the accretion of the debt.

     On October 8, 2003 the full amount of the note and all accrued interest was paid in full.

7.   COMMITMENTS AND CONTINGENCIES

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

8.   STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     The Company has 10,000,000 authorized shares of $0.0001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

     Convertible Series A Preferred Stock
     ------------------------------------

     The Company has 800,000 authorized shares of $0.0001 par value convertible Series A preferred stock. On April 11, 2000, the Company issued 800,000 shares of its voting convertible Series A preferred stock (the "Series A") to an investor for gross proceeds of $2,000,000. The Series A has a liquidation preference of $2.50 per share and carries a 15% cumulative dividend payable on each April 1 and October 1. The Company has the right to redeem the Series A at any time after issuance at a redemption price of $2.70 per share, plus any accrued but unpaid dividends, except if the Company redeems the Series A within 60 days of issuance, the redemption price shall be $2.50. The Series A is convertible into shares of common stock as determined by dividing $2.50 by 60% of the average closing bid price of the Company's common stock for the 10 trading days prior to the conversion. On May 19, 2000, the Company redeemed 160,000 shares of the Series A for $400,000. In June and July 2003, pursuant to the Series A conversion terms, the holder converted 380,000 shares of Series A and was issued 1,623,535 shares the Company's common stock.

     At September 30, 2003, there were accumulated, undeclared dividends in arrears of $219,993, or $0.85 per share.

     Subsequent to September 30, 2003, 260,000 shares of Series A were converted by the holder and the Company was obligated to issue 370,751 shares of the Company's common stock pursuant to the Series A conversion terms.

     Convertible Series B Preferred Stock
     ------------------------------------

     The Company has 700,000 authorized shares of $0.0001 par value convertible Series B preferred stock.

     In August and October 2000, the Company issued 509,333 and 133,666 units respectively, in a private placement for gross proceeds of $382,000 and $100,250, respectively. Each unit consisted of one share of its voting convertible Series B preferred stock (the "Series B") and a warrant to purchase one share of the Company's common stock. The Series B has a liquidation preference of $0.75 per share and carries a 10% cumulative dividend payable on each March 1 and September 1. The Company has the right to redeem the Series B at any time after issuance at a redemption price of $0.83 per share, plus any accrued but unpaid dividends. The Series B is convertible upon issuance into common stock at $3.75 per share. The warrant entitles the holder to purchase one share of the Company's common stock at $6.25 per share, which represents 115% of the market value of the Company's stock at the closing date.

     In May 2001, an investor in the Company's convertible Series B preferred stock rescinded its acquisition and returned 13,333 shares and warrants for the purchase of 2,667 shares of common stock to the Company in exchange for the return of its investment of $10,000.

     At September 30, 2003, there were accumulated, undeclared dividends in arrears of $123,421 or $0.20 per share.

     COMMON STOCK

     Financing Agreement
     -------------------

     On June 30, 2003, the Company entered into an agreement with an institutional investor for an equity line financing of up to $4,000,000. The institutional investor has agreed to purchase the Company's common stock at 87% percent of the volume weighted average price on the date in question during each draw down pricing period, subject to certain adjustments as set forth in the agreement. The Company may sell up to $4,000,000 of its common stock, with a minimum commitment of $1,500,000, to the institutional investor under the equity line on trading days on which our closing price per share is $0.50 or more. Subject to the satisfaction of the minimum closing price and certain other conditions, the Company has the right to determine the timing and amount of each sale so long as the sale will not cause the institutional investor to own more than 4.999% of the Company's outstanding common stock. Pursuant to a registration rights agreement, the Company agreed to file a registration statement for the resale of the shares of its common stock issued to the institutional investor in connection with the equity line.

     Common Stock and Warrants
     -------------------------

     During the six months ended September 30, 2003, the Company completed the following:

     o In April 2003, issued 72,487 shares of common stock that it had committed to issue during the year ended March 31, 2003.

     o During the six months ended September 30, 2003, $657,500 of convertible promissory notes and accrued interest thereon were converted into 850,363 shares of common stock based upon a conversion price equal to 80% of the average closing price for the 20 trading days immediately preceding the conversion date. During the six months ended September 30 2003, stock certificates for 848,423 shares of common stock were issued. At September 30, 2003, the stock certificates for 1,940 shares of common stock on $5,141 of the convertible promissory notes converted had not been issued and therefore this amount is included in common stock committed.

     o On June 25, 2003, we amended four convertible promissory notes totaling $887,500 that were issued in March 2001 such that 80.37% of the outstanding principal and accrued and unpaid interest converted into 2,088,949 shares of the Company's common stock at a conversion price of $0.35 per share. At the holder's option on September 30, 2003, the remaining balance converted at an exercise price of $0.35 per share into 510,157 shares.

     o In June 2003, a $200,000 Convertible Promissory Note was converted into 598,701 shares pursuant to terms of the note.

     o On June 30, 2003, the Company agreed to sell to five accredited investors an aggregate of 1,111,112 shares of its common stock for an aggregate purchase price of $500,000 pursuant to a Securities Purchase Agreement. The investors purchased these shares from the Company on July 9, 2003. In connection with this agreement, the Company issued warrants to purchase an aggregate of 150,000 shares of our common stock with an exercise price of $1.34 per share. The warrants may be exercised at any time. On August 4, 2003, the five accredited investors agreed to surrender their common stock in exchange for convertible promissory notes totaling $500,000, due August 4, 2004 with interest at 10% per annum, and warrants to purchase an additional 10,000 shares of common stock with an exercise price of $1.34 per share. The warrants may be exercised at any time after August 4, 2003. The promissory notes are convertible into common stock at $0.45 per share. On September 15, 2003, one of the investors elected to convert his promissory note for $250,000 into common shares and was issued 555,556 shares of common stock prior to September 30, 2003.

     o In July 2003, the Company renegotiated the terms of $1,353,000 of 12% per annum demand promissory notes due the Company's Chief Executive Officer, Mr. Ramey. The note agreements were entered into during fiscal 2002 and 2003 to fund the Company's operations. In exchange for the 12% demand notes, the Company issued Mr. Ramey a new promissory note bearing interest at 7% per annum, maturing July 10, 2004, and convertible into shares of common stock at a conversion price of $0.80 per share. Mr. Ramey was also issued a warrant to purchase 1,691,250 shares of common stock at an exercise price of $0.80 per share.

     o In September 2003, the Company successfully negotiated the conversion of $834,168 of remaining debt related to discontinued operations. In exchange for the debt, the holder was issued 417,084 shares of common stock and a warrant to purchase 208,542 shares of common stock at an exercise price of $2 per share.

     o During the six months ended September 30, 2003, pursuant to the Series A Convertible Preferred Stock conversion terms, the holder converted 380,000 shares of Series A Convertible Preferred Stock and the Company issued 1,623,535 shares of the Company's common stock.

     Common Stock and Warrants as a Financing Cost
     ---------------------------------------------

     o In May and June 2003, the Company issued warrants to purchase 568,000 shares of common stock to several note holders as consideration for the note holders extending the maturity date of $887,500 of their promissory notes with the Company. Under the terms of the agreement, the holders exercised the warrants through a net issuance exercise. By doing so, the aggregate number of shares issued due to the exercise of the warrants was 387,273 shares of common stock. These shares were issued on July 2, 2003.

     o In June 2003, as partial settlement of an existing note and warrant agreement, the Company issued a warrant to purchase up to $1,000,000 of the Company's common stock not to exceed 2,300,000 shares. The exercise price of the warrant is 50% of the average stock price for 10 consecutive days immediately prior to the exercise, but not less than $0.06 per share. The warrant is exercisable in thirds after specific amounts of days following the earlier of i) the Company receiving an effectiveness notice confirming the completion of a registration statement filed with the Securities and Exchange Commission or ii) one year from the date of issue.

     o In July 2003, the Company entered into an agreement for financial advisory and strategic/competitive advisory services and issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.15 per share. The warrant is exercisable through June 30, 2006.

9.   SUBSEQUENT EVENTS

     Sale of Common Stock and Debentures
     -----------------------------------

     In October 2003, the Company sold 1,825,000 shares of common stock ("Common Stock") for an aggregate purchase price of $3,650,000, and sold $575,000 aggregate principal amount of 1% Convertible Debentures (the "Debentures"). In connection with the sale of the Common Stock and Debentures, the Company also issued warrants to purchase 1,056,250 shares of Common Stock (the "Warrants," and collectively, with the Common Stock and Debentures, the "Securities") in a private placement to 11 institutional investors. The maturity date of the Debentures is October 2, 2004. The sale of the Securities resulted in gross proceeds to the Company, prior to the exercise of the Warrants, of approximately $4.2 million. The Debentures are convertible into Common Stock at a conversion price of $2.00 per share (the "Conversion Price"), subject to standard anti-dilution adjustments. The

Warrants are fully vested and exercisable at any time until October 2, 2006 at an exercise price of $2.00 per share (the "Exercise Price"), subject to standard anti-dilution adjustments. In the event the average closing price of the Common Stock during the period of November 24, 2003 through December 8, 2003 (the "Price Reset Period") is less than $2.00 per share, the per share purchase price of the Common Stock (the "Purchase Price"), the Conversion Price and the Exercise Price shall be adjusted to equal the average closing price for the Price Reset Period, discounted by 25%; provided, however, the Purchase Price, Conversion Price or the Exercise Price shall not be less than $0.60 per share. The beneficial conversion feature of the Debenture will be amortized as financing costs from the date of issuance to the time at which the note first becomes convertible. The amount allocated to the warrants as a debt discount will be recognized as interest expense over the period until the note matures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis of our financial condition and results of operations should be read with the unaudited consolidated financial statements and related notes included elsewhere in this Report.

     When used in this Report, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to statements regarding benefits related to our strategic alliances, our critical accounting policies, expectations regarding our revenue, adequacy of cash, statements regarding our growth and profitability, investments in marketing, promotion, and operating infrastructure, our need for future financing, and our ability to respond to rapid technological change. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, loss of a strategic partnership and the risks set forth below under "Factors that May Affect Our Results." These forward-looking statements speak only as of the date hereof. US Dataworks expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     All references to "US Dataworks," "we," "us" or "our" means US Dataworks, Inc.

     MICRworks, Returnworks, Remitworks and Remoteworks are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

OVERVIEW

     US Dataworks is a developer of payment processing software, serving several of the top banking institutions, credit card issuers, and the United States Government. We generate revenue from the licensing, system integration and maintenance of our core products: MICRworks, Returnworks, Remitworks and Remoteworks for the financial services industry. The software we developed is designed to enable organizations to transition from traditional paper-based payment and billing processes to electronic solutions. US Dataworks' products include check processing, point-of-purchase transactions and turnkey Automated Clearing House, or ACH, payments. Our products are designed to provide organizations with an in-house solution that will complement and enhance such organizations' existing technologies, systems and operational workflow. US Dataworks' strategy is to identify, design and develop products that fill specific niches in the financial transaction processing industry.

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

RESULTS OF OPERATIONS

     The results of operations reflected in this discussion include the operations of US Dataworks for the six months ended September 30, 2003 and 2002.

     REVENUE

     Revenue increased by $641,161 or 202% to $958,808 for the three months ended September 30, 2003 from $317,647 for the three months ended September 30, 2002. The increase in revenue was primarily attributable to an increase of $360,400 or 176% in license fees and by an increase in service revenue of $297,410 or 956%. The increase in license fees is principally due to the licensing through a reseller in the quarter ended September 30, 2003 of our software product suite to Capital One, a large credit card processing company. This customer accounted for 52% of our total revenue for the quarter. Service revenue in the current quarter is more representative of our recent historical activity level than the unusually low level of activity in the corresponding quarter in the prior year.

     Revenue increased by $354,793 or 33% to $1,445,571 for the six months ended September 30, 2003 from $1,090,778 for the six months ended September 30, 2002. The increase in revenue was primarily attributable to an increase of $372,796 or 152% in service revenues.

     COST OF SALES

     Cost of sales decreased by $13,053 or 6% to $205,542 for the three months ended September 30, 2003 from $218,595 for the three months ended September 30, 2002. Cost of sales decreased by $38,267 or 10% to $349,655 for the six months ended September 30, 2003 from $387,922 for the three months ended September 30, 2002. The decreases in both the three and six month periods were primarily attributable to our professional staff devoting a greater amount of time on research and development activities and a corresponding smaller amount of time on maintenance and support activities for existing customers.

     OPERATING EXPENSES

     Total operating expenses increased by $293,039 or 43% to $980,684 for the three months ended September 30, 2003 from $687,645 for the three months ended September 30, 2002. Total operating expenses increased by $364,624 or 23% to $1,975,905 for the six months ended September 30, 2003 from $1,611,281 for the six months ended September 30, 2002. The increases were primarily attributable to increases in legal and accounting fees incurred in the current period due to the higher level of financing and capital restructuring transactions as compared to the same period in the prior year.

     OTHER EXPENSES

     Other expenses, including interest expense and financing costs, increased $2,936,796 or 1,126% to $3,197,598 for the three months ended September 30, 2003 from $260,802 for the three months ended September 30, 2002. The increase was primarily due to $3,044,722 of non-cash financing charges related to the following nonrecurring transactions:

     o $339,806 non-cash interest expense related to amortization of beneficial conversion features and warrants granted with promissory notes totaling $815,000 to five investors in July and August 2003.

     o $635,259 non-cash loss on extinguishment of debt due to conversion in September 2003 of $834,168 of debt related to discontinued operations in exchange for 417,084 shares of common stock and a warrant to purchase 208,542 shares of common stock at $2 per share.

    o $1,722,631 non-cash loss on extinguishment of debt-related parties due to exchange of debt instruments in July 2003 of $1,353,000 of demand promissory notes due to our Chief Executive Officer, Charles Ramey entered into during fiscal 2002 and 2003 to fund our operations. The former 12% per annum demand notes were exchanged for 7% per annum convertible notes, due in July 2004, convertible into shares of common stock at an exercise price of $0.80 per share. Mr. Ramey was also issued a warrant to purchase 1,691,250 shares of common stock at an exercise price of $0.80 per share.

     o $250,276 non-cash interest expense related to the full amortization of previously issued debt discount on warrants issued with a promissory note in June 2003 as partial settlement of a previously existing note and warrant agreement.

     o $96,750 non-cash financing costs related to the issuance in July 2003 of a warrant to purchase 100,000 shares of common stock at an exercise price of $1.15 per share pursuant to a financial advisory and strategic/competitive advisory services agreement.

     Other expenses, including interest expense and financing costs, increased $4,095,264 or 778% to $4,621,486 for the six months ended September 30, 2003 from $526,222 for the six months ended September 30, 2002. The increase was primarily due to five transactions noted above occurring in the three months ended September 30, 2003 as well as $1,084,505 of non-cash financing charges recorded in June 2003 pursuant to (i) the reduction in the conversion price of four existing convertible promissory notes and (ii) the reduction in the exercise price of previously issued warrants to purchase 568,000 shares of common stock. The reductions in the conversion price and warrant exercise price were granted to four investors in connection with their agreement to convert 80.37% of the principal and accrued interest underlying their existing $887,500 promissory notes.

     NET LOSS

     Net loss increased by $2,575,621 or 303% to a net loss of $3,425,016 for the three months ended September 30, 2003 from $849,395 for the three months ended September 30, 2002.

     Net loss increased by $4,066,828 or 283% to a net loss of $5,501,475 for the six months ended September 30, 2003 from $1,434,647 for the six months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $50,472 to $59,036 at September 30, 2003 from $8,564 at March 31, 2003. Cash used for operating activities was $1,253,781 in the six months ended September 30, 2003 compared to $813,252 to the same period in the prior year. Net loss from continuing operations reduced cash by $5,501,474 and $1,434,647 in the six months ended September 30, 2003 and 2002, respectively.

     Cash used for investing activities of $9,671 and $82,176 in the six months ended September 30, 2003 and September 30, 2002, respectively, was due to equipment purchases, and in the six months ended September 30, 2002 we repaid our affiliates $66,506.

     Financing activities provided cash of $1,313,924 in the six months ended September 30, 2003 and included the issuance of $1,615,000 in convertible promissory notes. Subsequent to September 30, 2003, we received an aggregate of $4,225,000 pursuant to the sale of 1,825,000 shares of common stock for a purchase price of $3,650,000 and a $575,000 Debenture due October 2, 2004 with interest at 1%, convertible into 287,500 shares of common stock. The common stock and the Debenture were sold with attached warrants to purchase 1,056,250 shares of common stock at an exercise price of $2 per share.

     Financing activities provided cash of $977,070 for the six months ended September 30, 2002 and included the issuance of $188,682 in promissory notes, $627,500 in convertible promissory notes and $390,000 in demand promissory notes due to a related party.

     Until we achieve profitability and the ability to generate positive cash flow from our operations, we recognize that we need the infusion of cash. Based upon the financing obtained in October 2003 and our current level of operations, we believe that we have sufficient cash resources to finance our operations through the remainder of fiscal 2004. Nevertheless, we are continuing to actively pursue various financing options. However, there can be no assurance that we will achieve profitable operating results or that we will be able to raise additional funds on favorable terms or at all.

FACTORS THAT MAY AFFECT OUR RESULTS

WE HAVE A GENERAL HISTORY OF LOSSES AND MAY NOT OPERATE PROFITABLY IN THE
FUTURE.

     We have incurred significant losses for the last two fiscal years. Operations in the future, our net losses and negative cash flow may continue for the foreseeable future. As of September 30, 2003, our accumulated deficit was $38,246,005. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements for the years ended March 31, 2003 and 2002 filed with our annual report on Form 10-KSB/A for fiscal year ended March 31, 2003, to the effect that our loss from operations for the year ended March 31, 2003, and the accumulated deficit at March 31, 2003 raise substantial doubt about our ability to continue as a going concern. We believe that our planned growth and profitability will depend in large part on our ability to continue to promote our brand name and gain clients and expand our relationship with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnerships, development of our client base, and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

IF WE ARE UNSUCCESSFUL IN RAISING ADDITIONAL CAPITAL IN THE FUTURE, WE MAY BE UNABLE TO CONTINUE TO OPERATE.

     We believe we currently have adequate cash to fund anticipated cash needs for at least the next six months. Our independent auditors have advised us regarding uncertainty as to our ability to continue as a going concern. We will need to raise additional capital in the future and are actively pursuing various financing options. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

     o   curtail our operations significantly;

     o   sell significant assets;

     o seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or

     o explore other strategic alternatives including a merger or sale of US Dataworks.

OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS CAUSED BY MANY FACTORS WHICH COULD CAUSE US TO FAIL TO ACHIEVE OUR REVENUE OR PROFITABILITY EXPECTATIONS, WHICH IN TURN COULD CAUSE OUR STOCK PRICE TO DECLINE.

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

     In addition, each quarter we derive a significant portion of our revenue from agreements signed at the end of the quarter. Our operating results could suffer if the timing of these agreements is delayed. Depending on the type of agreements we enter into, we may not be able to recognize revenue under these agreement in the quarter in which they are signed. Some or all of these factors could negatively affect demand for our products and services, and our future operating results.

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

WE MAY NOT BE ABLE TO MAINTAIN OUR RELATIONSHIPS WITH STRATEGIC PARTNERS, WHICH MAY CAUSE OUR CASH FLOW TO DECLINE.

     We may not be able to maintain our relationships with strategic partners. These strategic relationships are a core component of our sales and distribution strategy. The loss of a strategic partner could harm our financial results.

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

IF GENERAL ECONOMIC CONDITIONS DO NOT IMPROVE, WE MAY EXPERIENCE DECREASED REVENUE OR LOWER GROWTH RATES.

     The revenue growth and profitability of our business depends on the overall demand for computer software and services in the product segments in which we compete. Because our sales are primarily to major banking and government customers, our business also depends on general economic and business conditions. A softening of demand caused by a weakening of the economy may result in decreased revenue or lower growth rates. As a result, we may not be able to effectively promote future license revenue growth in our application business.

WE MAY NOT BE ABLE TO ATTRACT, RETAIN OR INTEGRATE KEY PERSONNEL, WHICH MAY PREVENT US FROM SUCCESSFULLY OPERATING OUR BUSINESS.

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

WE OPERATE IN A MARKET THAT IS INTENSELY AND INCREASINGLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR REVENUE COULD DECLINE AND WE MAY BE OR BE UNABLE TO GAIN MARKET SHARE.

     The market for financial services software is relatively new and highly competitive. Our future success will depend on our ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace.

     Some of our competitors have:

     o   longer operating histories;

     o   larger installed customer bases;

     o   greater name recognition and longer relationships with clients; and

     o significantly greater financial, technical, marketing and public relations resources than US Dataworks.

     Our competitors may also be better positioned to address technological and market developments or may react more favorably to technological changes. We compete on the basis of a number of factors, including;

     o   breadth and quality of services;

     o   creative design and systems engineering expertise;

     o   pricing;

     o   technological innovation; and

     o   understanding clients' strategies and needs.

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

WE MAY BE RESPONSIBLE FOR MAINTAINING THE CONFIDENTIALITY OF OUR CLIENT'S SENSITIVE INFORMATION, AND ANY UNAUTHORIZED USE OR DISCLOSURE COULD RESULT IN SUBSTANTIAL DAMAGES AND HARM OUR REPUTATION.

     The services we provide for our clients may grant us access to confidential or proprietary client information. Any unauthorized disclosure or use could result in a claim against us for substantial damages and could harm our reputation. Our contractual provisions attempting to limit these damages may not be enforceable in all instances or may otherwise fail to adequately protect us from liability for damages.

OUR PRINCIPAL SHAREHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY BE DIFFERENT THAT ACTIONS SOUGHT BY OUR OTHER SHAREHOLDERS.

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

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

     As of September 30, 2003, there were approximately 20,312,562 shares of common stock outstanding, of which at least 9,814,528 are restricted securities under the Securities Act, a minority of which are held by affiliates of US Dataworks. These restricted securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If these holders sell in the public market, these sales could cause the market price of our common stock to decline. This also could make it more difficult for us to raise funds through future offerings of our common stock.

IF WE DO NOT ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, OUR BUSINESS MAY SUFFER, WE MAY LOSE REVENUE OR WE MAY BE REQUIRED TO SPEND SIGNIFICANT TIME AND RESOURCES TO DEFEND OUR INTELLECTUAL PROPERTY RIGHTS.

     We rely on a combination of patent, trademark, trade secrets, confidentiality procedures and contractual procedures to protect our intellectual property rights. If we are unable to adequately protect our intellectual property, our business may suffer from the piracy of our technology and the associated loss in revenue. Any patents that we may hold may not sufficiently protect our intellectual property and may be challenged by third parties. Our efforts to protect our intellectual property rights, may not prevent the misappropriation of our intellectual property. Other parties may also independently develop similar or competing products that do not infringe upon our intellectual property rights. These infringement claims or any future claims could cause us to spend significant time and resources to defend our intellectual property rights, redesign our products or develop or license a substitute technology. We may be unsuccessful in acquiring or developing substitute technology and any required license may be unavailable on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

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

     Based on their evaluation as of a date within 90 days prior to the filing date of this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report was being prepared.

     (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 19, 2002, an individual and former director of US Dataworks, H. J. Frazier, filed a lawsuit against US Dataworks in Los Angeles Superior Court alleging breach of debenture agreement. In the complaint, the plaintiff prays for damages in the amount of $275,000, plus prejudgment interest and cost of suit. US Dataworks and Mr. Frazier have reached a settlement pursuant to which US Dataworks will make six monthly payments in the amount of $23,800 per month until March 1, 2003. On March 1, 2003, US Dataworks had the option to pay the remaining balance of $142,800 or to make monthly payments in the amount of $26,167 through August 1, 2003. US Dataworks agreed to pay Mr. Frazier's attorney's fees and costs, up to a maximum of $5,000, and reimburse Mr. Frazier for the cost of the suit. On August 1, 2003, the settlement amount was paid in full and the lawsuit has been dismissed.

ITEM 2.  CHANGES IN SECURITIES

Rights Plan
-----------

     On July 23, 2003, our Board of Directors adopted a stockholder rights plan, pursuant to which one preferred stock purchase right (a "Right") was distributed for each share of Common Stock held as of September 2, 2003. Each Right, when exercisable, will entitle the holder to purchase one one-thousandth of a share of our Series X Participating Preferred Stock at a price of $4.00 per one-thousandth of a share (the "Purchase Price"), subject to antidilution adjustments.

     In general, if a person or group (an "Acquiring Person") acquires, or obtains the right to acquire, beneficial ownership of 15% or more of the outstanding shares of our common stock, then each Right (other than those held by an Acquiring Person) will entitle the holder to receive, upon exercise, shares of common stock (or, under certain circumstances, a combination of securities or other assets) having a value of twice the Purchase Price. In addition, if following the announcement of the existence of an Acquiring Person the Company is involved in a business combination or sale of 50% or more of its assets or earning power, each Right (other than those held by an Acquiring Person) will entitle the holder to receive, upon exercise, shares of our common stock or shares of the acquiring entity, whichever is the surviving entity, having a market value of twice the Purchase Price. When the foregoing rights arise, any Rights owned by an Acquiring Person will immediately become void. The Board of Directors will also have the right, after there is an Acquiring Person, to cause each Right (except those that have become void) to be exchanged for shares of our common stock or substitute consideration.

     We may redeem the Rights at a price of $0.001 per Right before the existence of an Acquiring Person is announced. The Rights expire on July 24, 2013.

     This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, was filed as an exhibit to our Registration Statement on Form 8-A filed on July 23, 2003.

Sales of Unregistered Securities
--------------------------------

     On August 4, 2003, five accredited investors agreed to surrender their common stock in exchange for convertible promissory notes totaling $500,000, due August 4, 2004 with interest at 10% per annum, and warrants to purchase an additional 15,000 shares of common stock with an exercise price of $1.34 per share. The warrants may be exercised at any time after August 4, 2003. The promissory notes are convertible into common stock at $0.45 per share.

     On July 11, 2003, we issued to a financial advisory firm, as partial consideration for financial advisory services to be provided to us a warrant to purchase 100,000 shares of our common stock at an exercise price of $1.15 per share.

     On August 18, 2003, we entered into an agreement to sell $315,000 aggregate principal amount of 10% Convertible Debentures to four accredited investors. The Convertible Debentures are convertible into common stock at a conversion price of equal to 80% of the average closing price for the period of the twenty trading days immediately preceding the conversion date however not less than $0.50 per share.

     On October 2, 2003, we entered into an agreement to sell 1,825,000 shares of our common stock for an aggregate purchase price of $3,650,000, to sell $575,0000 aggregate principal amount of 1% Convertible Debentures and to issue warrants to purchase 1,056,250 shares of common stock in a private placement to 11 institutional investors. The Convertible Debentures are convertible into common stock at a conversion price of $2.00 per share, subject to standard anti-dilution adjustments. The warrants are fully vested and exercisable at any time until October 2, 2006 at an exercise price of $2.00 per share, subject to standard anti-dilution adjustments. In the event the average closing price of the common stock during the Price Reset Period is less than $2.00 per share, the per share purchase price of the common stock, the Conversion Price of the Convertible Debentures and the Exercise Price of the Warrants shall be adjusted to equal the average closing price for the Price Reset Period, discounted by 25%, but not below $0.60 per share.

     The issuances disclosed in this Item 2 were made to accredited investors and were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On September 8, 2003, we held our 2003 Annual Meeting of Stockholders, at which meeting our Stockholders approved the following (all tabulations reflect share numbers on a pre-split basis):

      (a) Election of the following directors

                                         FOR                         WITHHELD
                                         ---                         --------
     Class I Directors:

     Joe Abrell                          62,175,750                  222,322

     John L. Nicholson, M.D.             62,175,750                  222,322

     The terms of directors Hayden D. Watson, Thomas L. West, Jr., Charles E. Ramey and Terry Stepanik continued beyond the 2003 Annual Meeting of Stockholders.

     (b) Approving the Subordinated, Convertible Note and Warrant Agreement with Charles E. Ramey:

     FOR                   AGAINST                   ABSTAIN
     ---                   -------                   -------

     22,814,1671           1,229,399                 316,811

     (c) An amendment to the Company's Amended and Restated 2000 Stock Option Plan to increase the number of shares available for issuance thereunder from 8,000,000 shares to 15,000,000 shares:

     FOR                   AGAINST                   ABSTAIN
     ---                   -------                   -------

     21,922,005            1,904,945                 533,367

     (d) An amendment to the Company's Amended and Restated 2000 Stock Option Plan to increase the maximum number of shares subject to options granted to any employee during the term of the plan from 2,000,000 shares to 8,000,000 shares:

     FOR                   AGAINST                   ABSTAIN
     ---                   -------                   -------

     60,068,823            1,628,531                 807,050

     (e) An amendment to the Company's Amended and Restated 2000 Stock Option Plan to increase the number of options granted to non-employee members of the Board of Directors.

     FOR                   AGAINST                   ABSTAIN
     ---                   -------                   -------

     59,826,637            2,030,052                 647,715

     (f) An amendment to the Company's Amended and Restated 2000 Stock Option Plan to permit the granting of restricted share awards.

     FOR                   AGAINST                   ABSTAIN
     ---                   -------                   -------

     60,367,152            1,814,534                 322,718

     (g) Approving the grant of discretionary authority to the Board of Directors to effect a reverse stock split of the Company's outstanding shares of Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock at a ratio within the range from one-for-five to one-for-ten.

                          FOR             AGAINST         ABSTAIN
------------------------- --------------- --------------- ----------------------
Common Stock              59,879,791      2,445,353       179,260
------------------------- --------------- --------------- ----------------------
Series A Preferred Stock  4,385,964       0               0
------------------------- --------------- --------------- ----------------------
Series B Preferred Stock  490,333         0               52,000
------------------------- --------------- --------------- ----------------------

     (h) Ratify the appointment of Ham, Langston & Brezina, LLP as the Company's independent auditors.

     FOR                   AGAINST                   ABSTAIN
     ---                   -------                   -------

     61,580,580            312,025                   611,799

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     The exhibits listed below are required by Item 601 of Regulation S-B.

        EXHIBIT
         NUMBER                   DESCRIPTION OF DOCUMENT
         ------                   -----------------------
          4.1 Registration Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc.

          10.1+ Employment Agreement dated April 2, 2003 between the Registrant and Terry Stepanik.

          10.2+ Employment Agreement dated April 2, 2003 between the Registrant and Mario Villareal.

          10.3+ Employment Agreement dated May 13, 2003 between the Registrant and Charles E. Ramey.

          10.4+ Employment Agreement dated September 6, 2003 between the Registrant and John J. Figone.

          10.5   Amended and Restated 2000 Stock Option Plan.

          10.6   Form of Nonstatutory Stock Option Agreement.

          10.7 Common Stock Purchase and Warrant Agreement dated September 30, 2003 between the

        EXHIBIT
         NUMBER                   DESCRIPTION OF DOCUMENT
         ------                   -----------------------

                 Registrant and ACI Communications Holdings, Inc.

          10.8 Form of Common Stock Purchase Warrant between the Registrant and ACI Communications Holdings, Inc.

          10.9 Advisory Agreement dated June 6, 2003 between the Registrant and Merriman Curhan Ford & Co.

          31.1   Certification by Chief Executive Officer pursuant to 13a-14(a).

          31.2   Certification by Chief Financial Officer pursuant to 13a-14(a).

          32.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C.ss. 1350.

-----------------------
              + Indicates management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     The Company has filed a current report on Form 8-K on July 10, 2003 reporting under Item 5 an equity line financing transaction and the sale of common stock and warrants to certain accredited investors.

     The Company has filed a current report on Form 8-K on July 25, 2003 reporting under Item 5 the adoption of a Rights Plan.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused to report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  November 14, 2003

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

                                  EXHIBIT INDEX

    EXHIBIT
     NUMBER                   DESCRIPTION OF DOCUMENT
     ------                   -----------------------

      4.1 Registration Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc.

      10.1+ Employment Agreement dated April 2, 2003 between the Registrant and Terry Stepanik.

      10.2+ Employment Agreement dated April 2, 2003 between the Registrant and Mario Villareal.

      10.3+ Employment Agreement dated May 13, 2003 between the Registrant and Charles E. Ramey.

      10.4+ Employment Agreement dated September 6, 2003 between the Registrant and John J. Figone.

      10.5    Amended and Restated 2000 Stock Option Plan.

      10.6    Form of Nonstatutory Stock Option Agreement.

      10.7 Common Stock Purchase and Warrant Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc.

      10.8 Form of Common Stock Purchase Warrant between the Registrant and ACI Communications Holdings, Inc.

      10.9 Advisory Agreement dated June 6, 2003 between the Registrant and Merriman Curhan Ford & Co.

      31.1    Certification by Chief Executive Officer pursuant to 13a-14(a).

      31.2    Certification by Chief Financial Officer pursuant to 13a-14(a).

      32.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C.ss. 1350.


-----------------------------
         + Indicates management contract or compensatory plan or arrangement.