Form 10QSB
period 2003-12-31
US DATAWORKS INC
filed 2004-02-17
CIK 1049505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                          ____________________________

                                   FORM 10-QSB
                          ____________________________

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2003

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
YES [X] NO [ ]

Number of shares of Common Stock outstanding as of January 31, 2004:  22,968,391

Transitional Small Business Disclosure Format (Check one): YES [ ]  NO [X]

                               US DATAWORKS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                   FORM 10-QSB

                    QUARTERLY PERIOD ENDED DECEMBER 31, 2003
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION................................................1

      Item 1.     Financial Statements........................................1

      Item 2.     Management's Discussion and Analysis.......................22

      Item 3.     Controls and Procedures....................................30

PART II - OTHER INFORMATION..................................................31

      Item 1.     Legal Proceedings..........................................31

      Item 6.     Exhibits and Reports on Form 8-K...........................31

SIGNATURE....................................................................32


                              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    US DATAWORKS, INC.

                                       BALANCE SHEET
                                     December 31, 2003

                                        (UNAUDITED)

                                          ASSETS

CURRENT ASSETS
     Cash and cash equivalents .........................................    $ 1,920,870
     Accounts receivable, net of allowance for doubtful accounts of $0..        340,884
     Prepaid expenses and other current assets .........................        148,302
                                                                            ------------
           Total current assets ........................................      2,410,056

PROPERTY AND EQUIPMENT, net ............................................        678,400
GOODWILL, net ..........................................................     14,133,629
OTHER ASSETS ...........................................................         27,446
                                                                            ------------

                  TOTAL ASSETS .........................................    $17,249,531
                                                                            ============

        The accompanying notes are an integral part of these financial statements.


                                         US DATAWORKS, INC.

                                            BALANCE SHEET
                                          December 31, 2003

                                             (UNAUDITED)

                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable - related party ...................................................      $     39,000
     Current portion of convertible promissory notes, net of unamortized
         discount of $552,619 .......................................................           872,381
     Deferred revenue ...............................................................            82,204
     Accounts payable ...............................................................           388,731
     Accrued expenses ...............................................................           203,238
     Interest payable ...............................................................            31,564
                                                                                           -------------
           Total liabilities ........................................................         1,617,118

COMMITMENTS
SHAREHOLDERS' EQUITY
     Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 629,666 shares issued and outstanding
         $0.75 liquidation preference, dividends of $135,289 in arrears .............                63
     Common stock, $0.0001 par value
         90,000,000 shares authorized and 22,968,391 shares issued and outstanding...             2,297
     Additional paid-in capital .....................................................        55,119,272
     Accumulated deficit ............................................................       (39,489,219)
                                                                                           -------------

           Total shareholders' equity ...............................................        15,632,413
                                                                                           -------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................      $ 17,249,531
                                                                                           =============

             The accompanying notes are an integral part of these financial statements.

                                                F-2


                                                        US DATAWORKS, INC.

                                                     STATEMENTS OF OPERATIONS

                                                            (UNAUDITED)


                                                                 FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                         DECEMBER 31,                         DECEMBER 31,
                                                                  2003               2002               2003               2002
                                                              -------------      -------------      -------------      -------------
REVENUES
     Software licensing revenues .......................      $     56,803       $    460,000       $    769,670       $  1,167,550
     Software maintenance revenues .....................            66,999             67,189            181,143            204,653
     Professional service revenues .....................           292,656            217,070            911,216            462,834
                                                              -------------      -------------      -------------      -------------
         Total revenues ................................           416,458            744,259          1,862,029          1,835,037

Cost of sales ..........................................           206,043            320,320            555,698            707,184
                                                              -------------      -------------      -------------      -------------

         Gross profit ..................................           210,415            423,939          1,306,331          1,127,853

OPERATING EXPENSES
     General and administrative ........................         1,122,555            480,388          2,961,828          1,939,087
     Depreciation and amortization .....................            70,069             74,058            206,700            227,698
                                                              -------------      -------------      -------------      -------------
         Total operating expense .......................         1,192,624            554,446          3,168,528          2,166,785
                                                              -------------      -------------      -------------      -------------

LOSS FROM OPERATIONS ...................................          (982,209)          (130,507)        (1,862,197)        (1,038,932)
                                                              -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE)
     Financing costs ...................................          (135,814)          (106,707)        (1,345,102)          (125,167)
     Interest expense ..................................          (128,826)          (130,198)        (1,069,774)          (608,759)
     Interest expense - related parties ................                --            (48,201)          (113,360)           (78,646)
     Loss on extinguishment of debt ....................                --                 --           (635,259)                --
     Loss on extinguishment of debt - related parties...                --                 --         (1,722,631)                --
     Other income (expense) ............................             3,635              4,175              3,635              5,419
                                                              -------------      -------------      -------------      -------------

         Total other income (expense) ..................          (261,005)          (280,931)        (4,882,491)          (807,153)
                                                              -------------      -------------      -------------      -------------

LOSS BEFORE PROVISION FOR INCOME TAXES .................        (1,243,214)          (411,438)        (6,744,688)        (1,846,085)
PROVISION FOR INCOME TAXES .............................                --                 --                 --                 --
                                                              -------------      -------------      -------------      -------------

NET LOSS ...............................................      $ (1,243,214)      $   (411,438)      $ (6,744,688)      $ (1,846,085)
                                                              =============      =============      =============      =============
BASIC AND DILUTED LOSS PER SHARE
     Total basic and diluted loss per share ............      $      (0.05)      $      (0.04)      $      (0.39)      $      (0.16)
                                                              =============      =============      =============      =============

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES
OUTSTANDING ............................................        22,772,365         11,632,993         17,388,793         11,331,521
                                                              =============      =============      =============      =============

                            The accompanying notes are an integral part of these financial statements.


                                                        US DATAWORKS, INC.

                                                STATEMENTS OF SHAREHOLDERS' EQUITY
                                            FOR THE NINE MONTHS ENDED DECEMBER 31, 2003

                                     Preferred Stock
                           ----------------------------------
                              Convertible       Convertible
                                Series A          Series B       Common Stock                              Additional
                           ----------------  ---------------- -------------------     Common Stock           Paid-In     Accumulated
                            Shares   Amount   Shares   Amount   Shares    Amount  Committed    Capital       Deficit       Total
                           --------  ------  -------- ------- ----------  -------  --------  -----------  ------------- ------------
Balance, March 31, 2003     640,000  $   64   629,666 $    63 11,907,134  $ 1,191  $ 48,000  $41,972,618  $(32,744,531) $ 9,277,405
Warrants issued for
  Financing costs of
  promissory notes               --      --        --      --         --       --        --    1,400,293            --    1,400,293
  Services rendered              --      --        --      --         --       --        --       96,750            --       96,750

Interest from fixed
conversion features              --      --        --      --         --       --        --    1,293,217            --    1,293,217

Expiration of related
party notes (Note 5)             --      --        --      --         --       --        --      220,000            --      220,000

Common stock issued for
  Cash                           --      --        --      --  2,936,111      294        --    3,904,752            --    3,905,046
  Exercise of warrants
  and options                    --      --        --      --    434,346       44        --       22,672            --       22,716
  Committed stock                --      --        --      --     72,486        7   (48,000)      47,993            --           --
  Services rendered              --      --        --      --     23,446        2        --       73,829            --       73,831
  Notes payable
  conversion                     --      --        --      --  6,711,693      671        --    4,229,282            --    4,229,953
  Conversion of Series
  A preferred stock        (640,000)    (64)       --      --  1,994,286      199        --         (135)           --           --
Treasury stock purchased
(Note 8)                         --      --        --      -- (1,111,111)    (111)       --     (499,889)           --     (500,000)
Warrants and stock issued
for debt extinguishment
(Notes 5 and 8)                  --      --        --      --         --       --        --    2,357,890            --    2,357,890
Net loss                         --      --        --      --         --       --        --           --    (6,744,688)  (6,744,688)
                           --------  ------  -------- ------- ----------  -------  --------  -----------  ------------- ------------
Balance, December 31, 2003        0  $    0   629,666 $    63 22,968,391  $ 2,297  $      0  $55,119,272  $(39,489,219) $15,632,413
                           ========  ======  ======== ======= ==========  =======  ========  ===========  ============= ============

                             The accompanying notes are an integral part of these financial statements

                                                               F-4


                                              US DATAWORKS, INC.

                                            STATEMENTS OF CASH FLOW
                                    For the Nine Months Ended December 31,

                                                  (UNAUDITED)

                                                                                         2003         2002
                                                                                     ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations ............................................. $(6,744,688) $(1,846,085)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of property and equipment .......................     206,700      227,698
     Loss on extinguishment of debt ................................................     635,259           --
     Loss on extinguishment of debt - related party ................................   1,722,631           --
     Loss on disposal of property and equipment ....................................          --       50,556
     Amortization of note discount and beneficial conversion features on convertible
       promissory notes ............................................................     819,551      445,071
     Issuance of stock for interest ................................................      77,261           --
     Issuance of stock for services rendered .......................................      73,830      153,774
     Issuance of stock for legal settlement ........................................          --        2,900
     Issuance of stock for lock-up agreement .......................................          --          400
     Issuance of stock for extension of notes payable due date .....................          --       97,416
     Issuance of warrants for extension of notes payable due date ..................   1,084,505           --
     Issuance of warrants for settlement of dispute ................................     262,755           --
     Issuance of warrants for services .............................................      96,750        4,737
     Issuance of warrants for stock cancellation agreement .........................      45,693           --
     Issuance of warrants for convertible promissory note conversions... ...........      12,528           --
     Contributed stock for services rendered .......................................          --       13,152
     (Increase) decrease in
       Accounts receivable .........................................................     125,897     (353,189)
       Work in progress ............................................................          --       11,312
       Prepaid expenses and other current assets ...................................      35,618      (59,769)
       Other assets ................................................................      (5,021)       5,738
     Increase (decrease) in
       Deferred revenue ............................................................    (159,247)     (77,035)
       Accounts payable ............................................................    (410,505)      66,857
       Accrued expenses ............................................................    (427,405)     127,158
       Accrued expenses - related parties ..........................................     (43,000)          --
       Interest payable ............................................................      18,051         (776)
       Interest payable - related parties ..........................................     (94,075)      78,308
                                                                                     ------------ ------------

Net cash used in continuing operations .............................................  (2,666,912)  (1,051,777)
Net cash used in discontinued operations ...........................................          --     (121,417)
                                                                                     ------------ ------------
Net cash used in operating activities ..............................................  (2,666,912)  (1,173,194)
                                                                                     ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment ..............................................     (62,304)     (32,929)
   Repayments to related parties ...................................................          --      (54,506)
                                                                                     ------------ ------------
Net cash used in investing activities ..............................................     (62,304)     (87,435)
                                                                                     ------------ ------------

                  The accompanying notes are an integral part of these financial statements.


                                              US DATAWORKS, INC.

                                            STATEMENTS OF CASH FLOW
                                    For the Nine Months Ended December 31,

                                                  (unaudited)

                                                                             2003              2002
                                                                        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to capital lease obligations ........................            5,671                --
   Payments on capital lease obligations .........................          (12,399)          (13,701)
   Proceeds from notes payable ...................................           10,000           210,700
   Repayment of notes payable ....................................         (602,989)         (227,145)
   Proceeds from notes payable - related party ...................               --           830,000
   Repayment of notes payable - related party ....................               --           (96,000)
   Proceeds from convertible promissory notes ....................        2,190,000           702,500
   Repayment of convertible promissory notes .....................         (225,000)         (106,400)
   Repayment of note payable related to discontinued operations...         (151,442)               --
   Proceeds from stock sale ......................................        3,650,000                --
   Stock issuance costs ..........................................         (244,954)               --
   Proceeds from exercise of employee stock options ..............            2,875                --
   Proceeds from subscription receivables ........................               --            21,010
   Proceeds from exercise of warrants ............................           19,760             2,098
                                                                        ------------      ------------
Net cash provided by financing activities ........................        4,641,522         1,323,062
                                                                        ------------      ------------
Net increase (decrease) in cash and cash equivalents .............        1,912,306            62,433
Cash and cash equivalents, beginning of period ...................            8,564           134,016
                                                                        ------------      ------------
Cash and cash equivalents, end of period .........................      $ 1,920,870       $   196,449
                                                                        ============      ============
Supplemental disclosures of cash flow information
   Interest paid .................................................      $    83,151       $   100,312
                                                                        ============      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     During the nine months ended December 31, 2003, the Company completed the following:

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

o In May, July and October 2003, pursuant to the terms of the Series A Convertible Preferred Stock conversion, the holder converted 640,000 shares of Series A Convertible Preferred Stock into 1,994,286 shares of the Company's common stock.

o Recorded convertible note payable discounts of $373,008 related to the issuance of warrants attached to promissory notes to purchase 280,343 shares of common stock. During the nine months ended December 31, 2003, the Company recognized $210,943 in interest expense related to the accretion of convertible promissory note discounts related to warrants attached to the promissory notes issued in the nine month period ended December 31, 2003 and those issued in prior periods.

o Recorded convertible note payable discounts of $940,964 related to the beneficial conversion feature of the convertible promissory notes. During the nine months ended December 31, 2003, the Company recognized interest expense of $581,608 related to the issuance of convertible promissory notes with fixed conversion features.

   The accompanying notes are an integral part of these financial statements.

o Recorded debt discount of $262,755 related to warrants to purchase up to $1,000,000 of common stock at a price equal to 50% of the average stock price for 10 consecutive days immediately prior to the exercise, but not less than $0.30 per share. These warrants were issued to settle the Company's obligations under notes and warrants entered into in 2001 and 2002 with an investor. During the nine months ended December 31, 2003, the Company recognized $262,755 in interest expense related to the accretion of this debt discount. The related debt was fully repaid in October 2003.

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

o In July 2003, the Company renegotiated the terms of $1,353,000 of 12% per annum demand promissory notes due the Company's Chief Executive Officer, Mr. Ramey. The note agreements were entered into during fiscal 2002 and 2003 to fund the Company's operations. In exchange for the 12% demand notes, the Company issued Mr. Ramey a new promissory note bearing interest at 7% per annum, maturing July 10, 2004, and convertible into shares of common stock at a conversion price of $0.80 per share. Mr. Ramey was also issued a warrant to purchase 1,691,250 shares of common stock at an exercise price of $0.80 per share. The excess of the fair value of the beneficial conversion feature of the note and the fair value of the warrants over the carrying amount of the debt is $1,722,631 and has been recorded as a loss on extinguishment of debt-related party for the nine month period ended December 31, 2003.

o In July 2003, the Company entered into an agreement for financial advisory and strategic/competitive advisory services and issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.15 per share. The fair value of the warrants of $96,750 has been recorded as an operating expense for the nine month period ended December 31, 2003.

o In September 2003, the Company successfully negotiated the conversion of $834,168 of remaining debt related to discontinued operations. In exchange for the debt, the holder was issued 417,084 shares of common stock and a warrant to purchase 208,542 shares of common stock at an exercise price of $2 per share. The excess of the fair value of the shares and warrants issued over the carrying amount of the debt is $635,259 and has been recorded as a loss on extinguishment of debt for the nine month period ended December 31, 2003.

o On June 30, 2003, the Company agreed to sell to five accredited investors an aggregate of 1,111,112 shares of its common stock for an aggregate purchase price of $500,000 pursuant to a Securities Purchase Agreement. The investors purchased these shares from the Company on July 9, 2003. On August 4, 2003, the five accredited investors agreed to surrender their common stock in exchange for convertible promissory notes totaling $500,000, due August 4, 2004 with interest at 10% per annum, and warrants to purchase an additional 15,000 shares of common stock with an exercise price of $1.34 per share. The warrants may be exercised at any time after August 4, 2003. The promissory notes are convertible into common stock at $0.45 per share. The non-cash expense of this stock repurchase of $45,693 has been recorded as financing costs during the nine month period ended December 31, 2003.

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

     Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended March 31, 2003. The results of operations for the nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004.

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

                                                                       FOR THE NINE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                     -------------------------------
                                                                         2003              2002
                                                                         ----              ----
     Options outstanding under the Company's stock option
       plans                                                           2,391,500         304,000
     Options granted outside the Company's stock
       option plans                                                      713,100         124,350
     Warrants issued in conjunction with convertible Series B
       preferred stock                                                         0         125,933
     Warrants issued in conjunction with private placements            1,286,251         106,300
     Warrants issued as a financing cost for notes payable
       and convertible notes payable                                   2,341,137         681,937
     Warrants issued in conjunction with lock-up
       agreements                                                         12,000         145,952
     Warrants issued for services rendered                               447,800         378,400
     Warrants issued as part of the acquisition of
       the Subsidiary                                                     67,200          67,200
     Convertible Series A preferred stock (a)                                  0       2,185,792
     Convertible Series B preferred stock (b)                            125,933         125,933

(a) The Series A is convertible into shares of common stock as determined by dividing $2.50 by 60% of the average closing bid price of the Company's common stock for the 10 trading days prior to the conversion. The number of common stock equivalents attributable to a potential conversion of the Series A preferred stock has been calculated based upon the closing bid price of the Company's common stock for the 10 trading days prior to December 31, 2002. From May through October 2003, all outstanding shares of Series A were converted pursuant to their existing terms into 1,994,286 shares of common stock.

(b) The Series B is convertible into shares of common stock at a conversion price of $3.75 per share.

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

     Three customers of the Company accounted for 44%, 20% and 13% of the Company's net sales for the three months ended December 31, 2003. Three customers of the Company accounted for 33%, 25% and 11%, respectively, of the Company's net sales for the nine months ended December 31, 2003. Three customers of the Company accounted for 34%, 33% and 17% of the Company's net sales for the three months ended December 31, 2002. One customer of the Company accounted for 14% of the Company's net sales for the nine months ended December 31, 2002. Additionally, the Company's strategic resellers accounted for 55% and 36% of the Company's net sales for the nine months ended December 31, 2003 and 2002, respectively.

     At December 31, 2003, amounts due from strategic resellers or significant customers accounted for 25% and 13%, respectively, of accounts receivable.

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

4.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2003 consisted of the following:

     Furniture and fixtures                              $    49,916
     Office and telephone equipment                           81,097
     Computer equipment                                      174,145
     Computer software                                     1,183,000
     Leasehold improvements                                   18,843
                                                         ------------
                                                           1,507,001
     Less accumulated depreciation and amortization         (828,601)
                                                         ------------
     TOTAL                                               $   678,400
                                                         ============

     Depreciation and amortization expense for the nine months ended December 31, 2003 and 2002 was $206,700 and $227,698, respectively.

5.   NOTES PAYABLE - RELATED PARTIES

     On January 22, 2001, the Company entered into a note payable with an advisory board member and shareholder for $50,000. The note is non-interest-bearing, is unsecured, and is due on demand. As of December 31, 2003, the outstanding balance on the note payable was $39,000.

     On April 1, 2003, two notes payable to former officers of the Company amounting to $220,000 were terminated pursuant to their terms that stated if the Company had not raised cumulative gross proceeds from debt and /or equity financing of $5,000,000 by the second anniversary of the notes, then the notes would be forgiven. As the Company did not raise these proceeds, the notes have been terminated and have been accounted for as a contribution of shareholders capital with no gain or loss recorded on termination.

     During fiscal 2003 and 2002, the Company issued promissory notes in an aggregate principal amount of $1,353,000 to Mr. Ramey, our Chief Executive Officer bearing an interest rate of 12% per annum. On July 10, 2003, the Company consolidated these promissory notes into one promissory note for $1,353,000, bearing an interest rate of 7% per annum, pursuant to the Subordinated, Convertible Note and Warrant Agreement. This promissory note may be converted into shares of the Company's common stock at a conversion price equal to the lesser of (i) $0.16 per share or (ii) the closing bid price of our common stock as listed on the American Stock Exchange on the trading day immediately prior to the date of a change of control of US Dataworks or the date of Mr. Ramey's notice of voluntary conversion of the promissory note. In connection with this promissory note, the Company issued to Mr. Ramey a warrant to purchase 1,691,250 shares of its common stock at an exercise price of $0.80 per share. The principal amount and accrued interest is due and payable upon demand after July 10, 2004. As of September 30, 2003, Mr. Ramey elected to fully convert the promissory note and accrued interest of $21,277. On September 30, 2003, the Company issued Mr. Ramey 1,717,847 shares of common stock pursuant to the conversion. The excess of the fair value of the beneficial conversion feature of the note and the fair value of the warrants over the carrying amount of the debt is $1,722,631 and has been recorded as a loss on extinguishment of debt-related party for the nine month period ended December 31, 2003.

6.   CONVERTIBLE PROMISSORY NOTES

     Convertible promissory notes at December 31, 2003 consisted of the following:


     Redeemable, Convertible Promissory Notes:
     -----------------------------------------

     Convertible promissory notes, interest at 10% per annum, unsecured due June
          2004 through August 2004, net of unamortized discount of $42,122           $     57,878

     Convertible Promissory Notes:
     -----------------------------

     Convertible promissory note, interest at 5% per annum, unsecured due
          June 30, 2004, net of unamortized discount of $77,479                           422,521
     Convertible promissory notes, interest at 10% per annum, unsecured,
          due August 4, 2004                                                              250,000
     Convertible debentures, interest at 1% per annum, unsecured, due
          October 2, 2004, net of unamortized discount of $433,018                        141,982

     Convertible Promissory Notes Guaranteed by Chief Executive Officer:
     -------------------------------------------------------------------

     Convertible promissory note, interest at 8% per annum, secured by a personal guarantee by the Chief Executive Officer of the
          Company, due on November 30, 2004                                                     0
                                                                                     -------------
                                                                                     $    872,381
                                                                                     =============

     Redeemable, Convertible Promissory Notes
     ----------------------------------------

     As of December 31, 2003, the Company has 2 convertible promissory notes outstanding payable to 2 individuals pursuant to Subscription Agreements entered into June 7, 2003, for gross proceeds in the aggregate of $100,000. The units issued consisted of 2 convertible promissory notes and warrants to purchase 15,000 shares of the Company's common stock.

     The Company has the option to redeem the notes at any time prior to the notes' maturity date at 105% of the face value of the note, plus accrued interest, if any, at any time prior to the maturity date. The promissory notes and accrued interest are convertible into common stock at $0.45 per share. The notes earn interest at 10% per annum, the principal and any unpaid interest are due one year following the issuance date of the note, and interest is payable in cash on a quarterly basis.

     The warrants to purchase 15,000 shares of the Company's common stock are exercisable at $0.45 per share and expire three years from the date of issuance.

     The Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $14,712 and will be recognized as additional interest expense over the period from the date of issuance to the stated maturity date. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the nine months ended December 31, 2003, the Company recognized $7,356 in interest expense related to the accretion of the debt discount recorded on these convertible promissory notes.

     In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company's stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated redemption date of the notes. The Company has calculated the beneficial conversion feature of these notes to be $85,288.

     Convertible Promissory Notes
     ----------------------------

     Convertible Note Due June 30, 2004
     ----------------------------------

     On June 30, 2003, the Company entered into a Convertible Debentures and Warrants Agreement with an accredited investor. Pursuant to this agreement, on July 29, 2003, the investor purchased a debenture in the principal amount of $500,000, due June 30, 2004, bearing an interest rate of 5% per annum and a 12% original issue discount of $60,000. The debentures may be converted into shares of the Company's common stock at any time at a conversion price equal to the closing bid price of the common stock as listed on the American Stock Exchange on the trading day immediately before the date of conversion. Pursuant to the agreement, the investor also received a warrant exercisable through June 30, 2006 to purchase 10,000 shares of common stock at an exercise price of $1.44 per share. Using the Black-Scholes valuation model, the Company has determined the value of the warrant to be $22,654. The amount allocated to the warrant as a debt discount will be recognized as additional interest expense over the period from the date of issuance to the stated maturity date.

     In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company's stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated redemption date. The Company has calculated the beneficial conversion feature of this debenture to be $81,545.

     Convertible Note Due August 4, 2004
     -----------------------------------

     On June 30, 2003, the Company agreed to sell to five accredited investors an aggregate of 1,111,112 shares of its common stock for an aggregate purchase price of $500,000 pursuant to a Securities Purchase Agreement. The investors purchased these shares from the Company on July 9, 2003. In connection with this agreement, the Company issued warrants to purchase an aggregate of 150,000 shares of our common stock with an exercise price of $1.34 per share. On August 4, 2003, the five accredited investors agreed to surrender their common stock in exchange for convertible promissory notes totaling $500,000, due August 4, 2004, with interest at 10% per annum, and warrants to purchase an additional 10,000 shares of common stock with an exercise price of $1.34 per share. The warrants may be exercised at any time after August 4, 2003. The promissory notes are convertible into common stock at $0.45 per share. On September 15, 2003, one of the investors elected to convert his promissory note for $250,000 into common shares and was issued 555,556 shares of common stock prior to September 30, 2003. The non-cash expense of this stock repurchase of $45,693 has been recorded as financing costs during the nine month period ended December 31, 2003.

     Convertible Debentures Due October 2, 2004
     ------------------------------------------

     In October 2003, the Company sold 1,825,000 shares of common stock ("Common Stock") for an aggregate purchase price of $3,650,000, and sold $575,000 aggregate principal amount of 1% Convertible Debentures (the "Debentures"). In connection with the sale of the Common Stock and Debentures, the Company also issued warrants to purchase 1,056,250 shares of Common Stock (the "Warrants," and collectively, with the Common Stock and Debentures, the "Securities") in a private placement to 11 institutional investors. The maturity date of the Debentures is October 2, 2004. The sale of the Securities resulted in gross proceeds to the Company, prior to the exercise of the Warrants, of approximately $4.2 million. The Debentures are convertible into Common Stock at a conversion price of $2.00 per share (the "Conversion Price"), subject to standard anti-dilution adjustments. The Warrants are fully vested and exercisable at any time until October 2, 2006 at an exercise price of $2.00 per share (the "Exercise Price"), subject to standard anti-dilution adjustments. In accordance with generally accepted accounting principles, the Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model the Company has determined the value of the warrants issued in connection with the Debentures to be $185,195. This amount that has been allocated to the warrants is accounted for as a debt discount and will be recognized as additional interest expense in the statement of operations during the period from date of issuance to the stated maturity date. During the three and nine month periods ended December 31, 2003, the Company recognized $70,040 in interest expense related to the accretion of the debt discount attributable to the warrants issued in connection with the Debentures.

     In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company's stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated redemption date. The Company has calculated the beneficial conversion feature of the Debentures to be $389,805.

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

     In addition to the note, the Company issued a warrant to purchase up to $1,000,000 of the Company's common stock not to exceed 2,300,000 shares. The exercise price of the warrant is 50% of the average stock price for 10 consecutive days immediately prior to the exercise, but not less than $0.30 per share. The warrant is exercisable in thirds after specific number of days following the earlier of i) the Company receiving an Effectiveness Notice confirming the completion of a registration statement filed with the Securities and Exchange Commission or ii) one year from the date of issue. The Company allocates the proceeds received from debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $262,755 and will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the nine months ended December 31, 2003, the Company recognized $262,755 in interest expense related to the accretion of the debt discount.

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

     On December 12, 2003, an individual investor filed a lawsuit against US Dataworks in Los Angeles Superior Court alleging breach of an oral agreement between the plaintiff and a former director of US Dataworks. In the complaint, the plaintiff alleges that the oral agreement granted him the right to receive additional shares from US Dataworks in the event that he should sell certain shares of our common stock at a price less than $15 per share. The plaintiff alleges that in March 2000, as partial consideration under the alleged oral agreement he converted three promissory notes with an aggregate principal amount of $725,000 into 77,856 shares of our common stock. He is seeking unspecified damages. We intend to dispute this claim and defend this action vigorously.

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

     In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the Series A preferred stock is considered to be a beneficial conversion feature and is treated in a manner similar to a dividend to the Series A preferred shareholders. In connection with the issuance of the Series A preferred shares, as of the date of issuance on April 11, 2000, the Company has recorded an amount of $1,132,654 as the value of the conversion feature granted to the Series A preferred shareholders.

     In four separate conversions in the period May through October 2003, and pursuant to the Series A conversion terms, the holder converted all 640,000 outstanding shares of the Series A preferred and was issued 1,994,286 shares of the Company's common stock. Prior to the first conversion in May, 2003, the Series A preferred shares had $501,028 accumulated, undeclared dividends. In accordance with the Series A conversion terms, all accumulated, undeclared dividends were forfeited by the holder upon conversion.

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

     At December 31, 2003, there were accumulated, undeclared dividends in arrears of $135,289 or $0.21 per share.

     COMMON STOCK

     Financing Agreement
     -------------------

     On June 30, 2003, the Company entered into an agreement with an institutional investor for an equity line financing of up to $4,000,000. The institutional investor has agreed to purchase the Company's common stock at 87% to 92% percent of the volume weighted average price on the date in question during each draw down pricing period, subject to certain adjustments as set forth in the agreement. The Company may sell up to $4,000,000 of its common stock, with a minimum commitment of $1,500,000, to the institutional investor under the equity line on trading days on which our closing price per share is $0.50 or more. Subject to the satisfaction of the minimum closing price and certain other conditions, the Company has the right to determine the timing and amount of each sale so long as the sale will not cause the institutional investor to own more than 4.999% of the Company's outstanding common stock. Pursuant to a registration rights agreement, the Company agreed to file a registration statement for the resale of the shares of its common stock issued to the institutional investor in connection with the equity line.

     Common Stock and Warrants
     -------------------------

     During the nine months ended December 31, 2003, the Company completed the following:

     o In April 2003, the Company issued 72,486 shares of common stock that it had committed to issue during the year ended March 31, 2003.

     o During the nine months ended December 31, 2003, $657,547 of convertible promissory notes and accrued interest thereon were converted into 850,671 shares of common stock based upon a conversion price equal to 80% of the average closing price for the 20 trading days immediately preceding the conversion date.

     o On June 25, 2003, we amended four convertible promissory notes totaling $887,500 that were issued in March 2001 such that 80.37% of the outstanding principal and accrued and unpaid interest converted into 2,088,949 shares of the Company's common stock at a conversion price of $0.35 per share. At the holder's option on September 30, 2003, the remaining principal balance plus accrued interest converted at an exercise price of $0.35 per share into 510,157 shares.

     o In June 2003, the Company issued to an accredited investor an 8% Convertible Promissory Note for $200,000, and also issued warrants to purchase 40,000 shares of the Company's common stock at an exercise price $0.35. In June 2003, the $200,000 Convertible Promissory Note was converted into 571,429 shares pursuant to terms of the note. On June 30, 2003, in accordance with the terms of the warrant, the investor elected to exercise the warrant through a net issuance. As a result, an additional 27,273 shares of common stock were issued to the investor.

     o On June 30, 2003, the Company agreed to sell to five accredited investors an aggregate of 1,111,112 shares of its common stock for an aggregate purchase price of $500,000 pursuant to a Securities Purchase Agreement. The investors purchased these shares from the Company on July 9, 2003. In connection with this agreement, the Company issued warrants to purchase an aggregate of 150,000 shares of our common stock with an exercise price of $1.34 per share. The warrants may be exercised at any time. On August 4, 2003, the five accredited investors agreed to surrender their common stock in exchange for convertible promissory notes totaling $500,000, due August 4, 2004, with interest at 10% per annum, and warrants to purchase an additional 10,000 shares of common stock with an exercise price of $1.34 per share. The warrants may be exercised at any time after August 4, 2003. The promissory notes are convertible into common stock at $0.45 per share. On September 15, 2003, one of the investors elected to convert his promissory note for $250,000 into common shares and was issued 555,556 shares of common stock. The non-cash expense of this stock repurchase of $45,693 has been recorded as financing costs for the nine month period ended December 31, 2003.

     o In July 2003, the Company renegotiated the terms of $1,353,000 of 12% per annum demand promissory notes due the Company's Chief Executive Officer, Mr. Ramey. The note agreements were entered into during fiscal 2002 and 2003 to fund the Company's operations. In exchange for the 12% demand notes, the Company issued Mr. Ramey a new promissory note bearing interest at 7% per annum, maturing July 10, 2004, and convertible into shares of common stock at a conversion price of $0.80 per share. Mr. Ramey was also issued a warrant to purchase 1,691,250 shares of common stock at an exercise price of $0.80 per share. The excess of the fair value of the beneficial conversion feature of the note and the fair value of the warrants over the carrying amount of the debt is $1,722,631 and has been recorded as a loss on extinguishment of debt-related party for the nine month period ended December 31, 2003.

     o In September 2003, the Company successfully negotiated the conversion of $834,168 of remaining debt related to discontinued operations. In exchange for the debt, the holder was issued 417,084 shares of common stock and a warrant to purchase 208,542 shares of common stock at an exercise price of $2 per share. The excess of the fair value of the shares and warrants issued over the carrying amount of the debt is $635,259 and has been recorded as a loss on extinguishment of debt for the nine month period ended December 31, 2003.

     o In October 2003, the Company sold 1,825,000 shares of common stock ("Common Stock") for an aggregate purchase price of $3,650,000, and sold $575,0000 aggregate principal amount of 1% Convertible Debentures (the "Debentures"). In connection with the sale of the Common Stock and Debentures, the Company also issued warrants to purchase 1,056,250 shares of Common Stock (the "Warrants," and collectively, with the Common Stock and Debentures, the "Securities") in a private placement to 11 institutional investors. The maturity date of the Debentures is October 2, 2004. The sale of the Securities resulted in gross proceeds to the Company, prior to the exercise of the Warrants, of approximately $4.2 million. The Debentures are convertible into Common Stock at a conversion price of $2.00 per share (the "Conversion Price"), subject to standard anti-dilution adjustments. The Warrants are fully vested and exercisable at any time until October 2, 2006 at an exercise price of $2.00 per share (the "Exercise Price"), subject to standard anti-dilution adjustments. In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company's stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated redemption date. The Company has calculated the beneficial conversion feature of the Debentures to be $389,805.

     o During the nine months ended December 31, 2003, pursuant to the Series A Convertible Preferred Stock conversion terms, the holder converted 640,000 shares of Series A Convertible Preferred Stock and the Company issued 1,994,286 shares of the Company's common stock.

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

     Common Stock Issued for Services
     --------------------------------

     o During the three months ended December 31, 2003, the Company issued 23,446 shares pursuant to two professional service agreements. The value of the services received has been determined based upon the current market price of the Company's common stock issued in exchange for the services. The aggregate value of these shares, $73,831.18, has been included as operating expenses in the quarter ended December 31, 2003.

     STOCK OPTIONS

     In August 1999, the Company implemented its 1999 Stock Option Plan (the "1999 Plan"). In August 2000, the Company's Board of Directors approved the 2000 Stock Option Plan (the "2000 Plan"), which amends and restates the 1999 Plan. Under the 2000 Plan, the maximum aggregate number of shares which may be granted is 15,000,000. The exercise price may not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of vesting. In the case of incentive stock options granted to any 10% owner of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting.

     During the three months and nine months ended December 31, 2003 and 2002, the Company granted 0 and 2,694,000, and 0 and 72,000 stock options, respectively, to certain employees and directors that may be exercised at prices ranging between $2.95 and $0.54, and $1.00 and $1.00, respectively.

     The following table summarizes certain information relative to stock options:

                                       2000 Stock Option Plan                       Outside of Plan
                                -------------------------------------     -------------------------------------
                                                   Weighted-Average                            Weighted-Average
                                    Shares          Exercise Price            Shares           Exercise Price
                                ---------------    ------------------     ---------------      ----------------
Outstanding, March 31, 2003            282,000     $      3.85                   143,350       $     20.18
Granted                           2,114,000(a)     $      1.62                580,000(b)       $      0.55
Exercised                                2,500     $      1.15                        --       $        --
Forfeited/canceled                       2,000     $      6.25                    10,250       $     11.69
Outstanding, December 31,
    2003                             2,391,500     $      1.88                   713,100       $      3.72


(a) Consists of 420,000 shares granted to each of Messrs. Stepanik and Villarreal, 400,000 shares granted to each of Messrs. Ramey and Figone, 200,000 shares granted to Mr. Reiland and 274,000 shares granted to other employees and non-employee directors. SEE DETAILS OF ISSUANCE BELOW.

(b) Consists of 290,000 shares granted to each of Messrs. Stepanik and Villarreal. SEE DETAILS OF ISSUANCE BELOW.

     The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at December 31, 2003 were 9.00 years and $2.30, respectively. The exercise prices for the options outstanding at December 31, 2003 ranged from $ 0.55 to $50.00, and information relating to these options is as follows:

                                                          Weighted-Average                         Weighted-Average
                           Stock            Stock            Remaining           Weighted         Exercise Price of
Range of Exercise         Options          Options          Contractual           Average              Options
      Prices            Outstanding      Exercisable           Life           Exercise Price         Exercisable
-------------------    --------------   --------------    ----------------    ----------------    -------------------
$ 0.55 - 5.00              2,858,500          902,500       9.40 years           $   1.40            $   1.08
$ 5.01 - 20.00               151,500          151,500       6.38 years           $   7.14            $   7.14
$20.01- 50.00                 94,600           94,600       1.31 years           $  21.98            $  21.98
          Total            3,104,600        1,148,600

     DETAILS OF ISSUANCE

     On April 2, 2003, we entered into employment agreements with Terry Stepanik and Mario Villarreal, pursuant to which Mr. Stepanik is employed as our President and Chief Operating Officer and Mr. Villarreal as our Chief Technology Officer. Pursuant to the terms of the agreements, Mr. Stepanik and Mr. Villarreal each received an option to purchase 355,000 shares of our common stock under the 2000 Plan, at an exercise price of $0.55 per share which was the closing market price of our common stock on the date of grant. Mr. Stepanik's option vests as to 177,500 shares on December 31, 2003 and the remaining shares vest on April 2, 2004. Mr. Villarreal's option vested as to 177,500 shares on April 25, 2003 and the remaining shares vest on April 2, 2004. Both Mr. Stepanik and Mr. Villarreal were each also granted an option to purchase 290,000 shares of our common stock outside the 2000 Plan at an exercise price of $0.55 per share. Each of these options vests as to 145,000 shares on March 31, 2005 and the remaining shares vest on March 31, 2006. Both Mr. Stepanik and Mr. Villarreal will also each be entitled to receive an option to purchase 290,000 shares of our common stock outside the 2000 Plan on April 25, 2004 at an exercise price equal to the fair market value of our common stock on the date of grant. This option will vest as to 145,000 shares on March 31, 2005 and the remaining shares will vest on March 31, 2006.

     On September 15, 2003, following stockholder approval of certain proposals at the 2003 Annual meeting held September 10, 2003, both Mr. Stepanik and Mr. Villarreal each received an option to purchase 65,000 shares of our common stock under the 2000 Plan at an exercise price of $2.95 which was the closing market price of our common stock on the date of grant.

     In the event of a change of control, all of Mr. Stepanik's and Mr. Villarreal's options will become fully vested and exercisable. If the event either. Stepanik or Mr. Villarreal have not received the additional options to purchase 290,000 shares and 65,000 shares described above before a change of control, each will be entitled to a cash bonus at that time equal to the appreciation of the value of 355,000 shares of our common stock subsequent to April 2, 2003. If either Mr. Stepanik or Mr. Villarreal is terminated, other than for cause, or resigns within 10 days following a material decrease in title within six months following a change of control, then he will be entitled to receive a lump sum payment equal to two times his annual base salary and all his options will become fully vested, subject to compliance with certain ongoing obligations and the delivery of a release to us. If either Mr. Stepanik or Mr. Villarreal resigns within 10 days following a material decrease in title by the our Board of Directors, other than for cause, then 50% of his unvested options will become fully vested.

     On May 13, 2003, we entered into an employment agreement with Charles E. Ramey, pursuant to which he is employed as our Chief Executive Officer and Chairman of the Board of Directors. Pursuant to the terms of the agreement, Mr. Ramey received an option to purchase 394,000 shares of our common stock under the 2000 Plan at an exercise price of $1.00 per share which was the closing market price of our common stock on the date of grant. The option vested as to 280,000 shares on May 20, 2003 and the remaining 104, 000 shares vest on January 1, 2004.

     On September 15, 2003, following stockholder approval of certain proposals at the 2003 Annual meeting held September 10, 2003, Mr. Ramey received an option to purchase 6,000 shares of our common stock under the 2000 Plan at an exercise price of $2.95 which was the closing market price of our common stock on the date of grant. This option will become fully vested on January 1, 2004.

     In the event of a change of control, all of Mr. Ramey's options will become fully vested and exercisable. If Mr. Ramey is terminated, other than for cause, or resigns within 10 days following a material decrease in title within six months following a change of control, Mr. Ramey is entitled to receive a lump sum payment equal to two times his annual base salary and all his options shall become fully vested, subject to compliance with certain ongoing obligations and the delivery of a release to us. If Mr. Ramey resigns within 10 days following a material decrease in title by the our Board of Directors, other than for cause, 50% of Mr. Ramey's unvested options will become fully vested.

     Effective September 1, 2003, we entered into an employment agreement with John Figone, pursuant to which Mr. Figone is employed as our Vice President of Business Development and General Counsel. Pursuant to the terms of the agreement, Mr. Figone was granted on September 26, 2003 an option to purchase 400,000 shares of our common stock under the 2000 Plan, at an exercise price of $2.70 per share which was the closing market price of our common stock on the date of grant. Mr. Figone's option vests as to 100,000 shares on September 26, 2004, 150,000 shares on September 26, 2005 and the remaining 150,000 shares vest on September 26, 2006.

     In the event of a change of control, all of Mr. Figone's options will become fully vested and exercisable. If Mr. Figone is terminated, other than for cause, or resigns within 10 days following a material decrease in title within six months following a change of control, all his options shall become fully vested, subject to compliance with certain ongoing obligations and the delivery of a release to us. If Mr. Figone resigns within 10 days following a material decrease in title by the our Board of Directors, other than for cause, 50% of Mr. Figone's unvested options will become fully vested.

     On September 26, 2003, John Reiland, our Chief Financial Officer, was granted an option to purchase 200,000 shares of our common stock under the 2000 Plan, at an exercise price of $2.70 per share which was the closing market price of our common stock on the date of grant. Mr. Reiland's option vests as to 37,500 shares on September 26, 2004, 81,250 shares on September 26, 2005 and the remaining 81,250 shares vest on September 26, 2006.

     In the event of a change of control, all of Mr. Reiland's options will become fully vested and exercisable. If Mr. Reiland is terminated, other than for cause, or resigns within 10 days following a material decrease in title within six months following a change of control, all his options shall become fully vested, subject to compliance with certain ongoing obligations and the delivery of a release to us. If Mr. Reiland resigns within 10 days following a material decrease in title by the our Board of Directors, other than for cause, 50% of Mr. Reiland's unvested options will become fully vested.

     During the nine months ended December 31, 2003, the Company issued options to certain other employees and non-employee directors to purchase a total of 274,000 shares of our common stock under the 2000 Plan, at exercise prices ranging from $1.15 to $2.90 per share which in all cases was the closing market price of our common stock on the date of grant. All of the options are exercisable over a ten year life, generally vest over a period of three years, and terminate generally ninety days after the date the optionee ceases to be an employee or a director.

PRO-FORMA DISCLOSURES

     The Company has elected to follow Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized during the three months and nine months ended December 31, 2003 and December 31, 2002.

     Pro-forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

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

     For purposes of pro-forma disclosure, the estimated fair value of the options is included in expense over the option's vesting period or expected life. The Company's pro-forma information for the three and nine months ended December 31, 2003 and 2002 is as follows:

                                              Nine Months Ended                     Three Months Ended
                                                December 31,                           December 31,
                                      ----------------------------------   -------------------------------------
                                          2003               2002               2003                  2002
                                      --------------    ----------------   ---------------       ---------------
Net loss as reported                   $(6,744,688)        $(1,846,085)      $(1,243,214)          $  (411,438)
Net loss, pro forma                    $(8,010,457)        $(1,904,600)      $(1,711,739)          $  (411,438)
Basic & diluted loss per share, as
reported                                    $(0.39)             $(0.16)           $(0.05)              $ (0.04)
Basic & diluted loss per share,
pro forma                                   $(0.46)             $(0.17)           $(0.08)              $ (0.04)

     The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three and nine months ended December 31, 2003 and 2002: dividend yields of 0% for all periods; expected volatility of 150% for all periods; risk-free interest rates of 2.00%, 2.00%, 3.75%, and 3.75%, respectively; and expected lives of 3.0 years, 3.0 years, 2.55 years and 2.55 years, respectively. The per-share weighted average fair value of stock options granted during the three and nine months ended December 31, 2003 and 2002 was $0.00, $ 1.13, $0.00 and $0.78, respectively.

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

     Three of our customers accounted for 33%, 25% and 11% of our net sales for the nine months ended December 31, 2003. One of our customers accounted for 14% of our net sales for the nine months ended December 31, 2002. Additionally, our strategic resellers accounted for 55% and 36% of our net sales for the nine months ended December 31, 2003 and 2002, respectively.

     At December 31, 2003, amounts due from our strategic resellers or significant customers accounted for 25% and 13%, respectively, of accounts receivable.

RESULTS OF OPERATIONS

     The results of operations reflected in this discussion include the operations of US Dataworks for the nine months ended December 31, 2003 and 2002.

     REVENUE

     Revenue decreased by $327,801 or 44% to $416,458 for the three months ended December 31, 2003 from $744,259 for the three months ended December 31, 2002. The decrease in revenue was primarily attributable to a decrease of $403,000 or 88% in license fees offset by an increase in service revenue of $76,000 or 34%. The decrease in license fees is principally due to our not completing a customer license transaction during the three months ended December 31, 2003 for proceeds greater than $100,000. Historically, we have been successful in completing such transactions during a quarter with one or more customers. In the three months ended December 31, 2002 we completed license transactions with an agency of the federal government and with a major retailer, each for approximately $200,000. Further, in the three months ended September 30, 2003 we completed a license transaction with a major credit card processor in excess of $400,000. We believe the relatively low level of license revenue in the current quarter is an isolated occurrence and not indicative of our expectations for future quarters. Service revenue increased $125,000 compared to the same period in the prior year as a result of one of our significant customer's request for our services related to dedicated project management and testing resources related to their use of our software product suite. We believe this request will continue for the foreseeable future. This $125,000 increase was offset by an approximate $49,000 decrease in service performed for other customers due to the low level of license activity in the current quarter as compared to the same period in the prior year.

     Revenue increased by $26,992 or 2% to $1,862,029 for the nine months ended December 31, 2003 from $1,835,037 for the nine months ended December 31, 2002. The increase in revenue was primarily attributable to an increase of $448,382 or 97% in service revenues offset by an approximate $398,000 decrease in license revenues as stated in the preceding paragraph. Approximately $175,000 of the service revenue increase in the nine month period is due to ongoing and continuing requests for our services from the customer mentioned in the preceding paragraph. The remainder of the service revenue increase is due to requests for professional services from a larger number of existing customers.

     COST OF SALES

     Cost of sales decreased by $114,277 or 36% to $206,043 for the three months ended December 31, 2003 from $320,320 for the three months ended December 31, 2002. Cost of sales decreased by $151,487 or 21% to $555,697 for the nine months ended December 31, 2003 from $707,184 for the nine months ended December 31, 2002. The decreases in both the three and nine month periods were primarily attributable to our professional staff devoting a greater amount of time on professional services revenue activity and research and development activities and a corresponding smaller amount of time on maintenance and support activities for existing customers. With the recent passage of the federal Check 21 legislation, we expect our staff will continue to devote greater amounts of time on new product development activities.

     OPERATING EXPENSES

     Total operating expenses increased by $638,178 or 115% to $1,192,624 for the three months ended December 31, 2003 from $554,446 for the three months ended December 31, 2002. Total operating expenses increased by $1,001,743 or 46% to $3,168,528 for the nine months ended December 31, 2003 from $2,166,785 for the nine months ended December 31, 2002. The increases were primarily attributable to increases in personnel costs and legal and accounting fees due to the higher level of financing and capital restructuring transactions as compared to the same periods in the prior year. We do not expect the unusually high level of capital restructuring transactions and the associated high level of legal, accounting and consulting expenses to continue in future periods beyond March 31, 2004.

     OTHER EXPENSES

     Other expenses, including interest expense and financing costs, decreased $19,926 or 7% to $261,005 for the three months ended December 31, 2003 from $280,931 for the three months ended December 31, 2002. The decrease was primarily due to a decrease in both related party interest and other interest expense as a result of the September 30, 2003 conversion of approximately $2 million of related party promissory notes and note payable related to discontinued operations.

     Other expenses, including interest expense and financing costs, increased $4,075,338 or 505% to $4,882,491 for the nine months ended December 31, 2003 from $807,153 for the nine months ended December 31, 2002. The increase was primarily due to non-cash financing charges related to nonrecurring transactions occurring in the nine months ended December 31, 2003, related to the following transactions:

     o $735,142 non-cash interest expense related to amortization of beneficial conversion features and warrants granted with promissory notes totaling $1,690,000 to nine investors in June, July, August and October 2003.

     o $635,259 non-cash loss on extinguishment of debt due to conversion in September 2003 of $834,168 of debt related to discontinued operations in exchange for 417,084 shares of common stock and a warrant to purchase 208,542 shares of common stock at $2 per share.

     o $1,722,631 non-cash loss on extinguishment of debt related parties due to exchange of debt instruments in July 2003 of $1,353,000 of demand promissory notes due to our Chief Executive Officer, Charles Ramey entered into during fiscal 2002 and 2003 to fund our operations. The former 12% per annum demand notes were exchanged for 7% per annum convertible notes, due in July 2004, convertible into shares of common stock at an exercise price of $0.80 per share. Mr. Ramey was also issued a warrant to purchase 1,691,250 shares of common stock at an exercise price of $0.80 per share.

     o $262,755 non-cash interest expense related to the full amortization of previously issued debt discount on warrants issued with a promissory note in June 2003 as partial settlement of a previously existing note and warrant agreement.

     o $96,750 non-cash financing costs related to the issuance in July 2003 of a warrant to purchase 100,000 shares of common stock at an exercise price of $1.15 per share pursuant to a financial advisory and strategic/competitive advisory services agreement.

     o $1,084,505 of non-cash financing charges in June 2003 pursuant to (i) the reduction in the conversion price of four existing convertible promissory notes and (ii) the reduction in the exercise price of previously issued warrants to purchase 568,000 shares of common stock. The reductions in the conversion price and warrant exercise price were granted to four investors in connection with their agreement to convert 80.37% of the principal and accrued interest underlying their existing $887,500 promissory notes.

     NET LOSS

     Net loss increased by $831,776 or 202% to a net loss of $1,243,214 for the three months ended December 31, 2003 from $411,438 for the three months ended December 31, 2002.

     Net loss increased by $4,898,603 or 265% to a net loss of $6,744,688 for the nine months ended December 31, 2003 from $1,846,085 for the nine months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     CASH AND CASH EQUIVALENTS

     We have incurred significant losses and negative cash flows from operations for the last two fiscal years. We have obtained our required cash resources through the sale of debt and equity securities. We may not operate profitably in the future and may be required to continue the sale of debt and equity securities to finance our operations.

     Cash and cash equivalents increased by $1,912,306 to $1,920,870 at December 31, 2003 from $8,564 at March 31, 2003. Cash used for operating activities was $2,666,912 in the nine months ended December 31, 2003 compared to $1,173,194 to the same period in the prior year. Net loss from continuing operations reduced cash by $6,744,688 and $1,846,085 in the nine months ended December 31, 2003 and 2002, respectively.

     CASH USED FOR INVESTING ACTIVITIES

     Cash used for investing activities of $62,304 and $87,435 in the nine months ended December 31, 2003 and December 31, 2002, respectively, was due to equipment purchases, and in the nine months ended December 31, 2002 we repaid our affiliates $54,506.

     FINANCING ACTIVITIES

     Financing activities provided net cash of $4,641,522 in the nine months ended December 31, 2003 and included the issuance of $2,190,000 in convertible promissory notes. In addition, we received a gross aggregate of $4,225,000 pursuant to the sale of 1,825,000 shares of our common stock for a purchase price of $3,650,000 and a $575,000 debenture, due October 2, 2004, with interest at 1%, which may be converted into 287,500 shares of our common stock. The common stock and the debenture were sold with warrants to purchase 1,056,250 shares of our common stock at an exercise price of $2 per share. The gross proceeds were reduced by approximately $245,000 of issuance costs related to this financing.

     Financing activities provided net cash of $1,323,062 for the nine months ended December 31, 2002 and included the issuance of $210,700 in promissory notes, $702,500 in convertible promissory notes and $830,000 in demand promissory notes due to a related party.

     We recognize the need for the infusion of additional cash to sustain our operations and are actively pursuing financing options. However, there can be no assurance that we will be able to raise additional funds on favorable terms or at all.

     In addition, we may wish to pursue possible acquisitions of, or investments in businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden our product offerings and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment. We are not currently in negotiations for any specific acquisition or investment.

     We believe we currently have adequate cash to fund anticipated cash needs for at least the next six months. An adverse business or legal development may also require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. If necessary, we may be required to consider curtailing our operations significantly or to seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets. In the event we raise additional equity financings, these financings may result in dilution to existing stockholders.

     As of December 31, 2003, our accumulated deficit was $39,489,219. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements for the years ended March 31, 2003 and 2002 filed with our annual report on Form 10-KSB/A for fiscal year ended March 31, 2003, to the effect that our loss from operations for the year ended March 31, 2003, and the accumulated deficit at March 31, 2003 raise substantial doubt about our ability to continue as a going concern.

FACTORS THAT MAY AFFECT OUR RESULTS

WE HAVE A GENERAL HISTORY OF LOSSES AND MAY NOT OPERATE PROFITABLY IN THE
FUTURE.

     We have incurred significant losses for the last two fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of December 31, 2003, our accumulated deficit was $39,489,219. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements for the years ended March 31, 2003 and 2002 filed with our annual report on Form 10-KSB/A for fiscal year ended March 31, 2003, to the effect that our loss from operations for the year ended March 31, 2003, and the accumulated deficit at March 31, 2003 raise substantial doubt about our ability to continue as a going concern. We believe that our planned growth and profitability will depend in large part on our ability to continue to promote our brand name and gain clients and expand our relationship with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnerships, development of our client base, and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

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

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

         As of December 31, 2003, there were approximately 22,968,391 shares of common stock outstanding, of which at least 9,814,528 are restricted securities under the Securities Act, a minority of which are held by affiliates of US Dataworks. These restricted securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If these holders sell in the public market, these sales could cause the market price of our common stock to decline. This also could make it more difficult for us to raise funds through future offerings of our common stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures provide reasonable assurances that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On December 12, 2003, an individual investor filed a lawsuit against US Dataworks in Los Angeles Superior Court alleging breach of an oral agreement between the plaintiff and a former director of US Dataworks. In the complaint, the plaintiff alleges that the oral agreement granted him the right to receive additional shares from US Dataworks in the event that he should sell certain shares of our common stock at a price less than $15 per share. The plaintiff alleges that in March 2000, as partial consideration under the alleged oral agreement he converted three promissory notes with an aggregate principal amount of $725,000 into 77,856 shares of our common stock. He is seeking unspecified damages. We intend to dispute this claim and defend this action vigorously.

ITEM 2.  CHANGES IN SECURITIES

     During the three months ended December 31, 2003, we issued an aggregate of 23,446 shares of our common stock pursuant to two professional services agreements. The value of the services received has been determined based upon the current market price of our common stock issued in exchange for the services. The aggregate value of these shares was $73,831.

     The issuances disclosed in this Item 2 were made to accredited investors and were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     The exhibits listed below are required by Item 601 of Regulation S-B.

        EXHIBIT
         NUMBER                        DESCRIPTION OF DOCUMENT
         ------                        -----------------------
          31.1      Certification by Chief Executive Officer pursuant to
                    13a-14(a).
          31.2      Certification by Chief Financial Officer pursuant to
                    13a-14(a).
          32.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. ss. 1350.

     (b) Reports on Form 8-K.

     The Company has filed a current report on Form 8-K on October 9, 2003 reporting under Item 5 the sale of debentures, common stock and warrants to certain accredited investors.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused to report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  February 17, 2004

                                US DATAWORKS, INC.

                                By  /S/ John S. Reiland
                                   --------------------------------------------
                                                 John S. Reiland
                                             Chief Financial Officer
                                   (Principal Financial and Accounting Officer
                                          and Duly Authorized Officer)

                                  EXHIBIT INDEX

  EXHIBIT
   NUMBER                             DESCRIPTION OF DOCUMENT
   ------                             -----------------------
    31.1            Certification by Chief Executive Officer pursuant to
                    13a-14(a).
    31.2            Certification by Chief Financial Officer pursuant to
                    13a-14(a).
    32.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. ss. 1350.