Form 10QSB/A
period 2003-09-30
US DATAWORKS INC
filed 2004-02-19
CIK 1049505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                             _____________________

                                  FORM 10-QSB/A
                                 Amendment No. 1
                             _____________________

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period _________ to __________


                        Commission file number: 001-15835

                               US DATAWORKS, INC.
                               ------------------
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

                                EXPLANATORY NOTE

         US Dataworks, Inc. (the "Company"), by this Form 10-QSB/A, Amendment No. 1 to Form 10-QSB, hereby amends and restates Part II, Item 6 and the signature page.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     The exhibits listed below are required by Item 601 of Regulation S-B.

         EXHIBIT
         NUMBER                    DESCRIPTION OF DOCUMENT
         ------                    -----------------------

          4.1* Registration Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc.

          10.1+* Employment Agreement dated April 2, 2003 between the Registrant and Terry Stepanik.

          10.2+* Employment Agreement dated April 2, 2003 between the Registrant and Mario Villareal.

          10.3+* Employment Agreement dated May 13, 2003 between the Registrant and Charles E. Ramey.

          10.4+* Employment Agreement dated September 6, 2003 between the Registrant and John J. Figone.

          10.5*      Amended and Restated 2000 Stock Option Plan.

          10.6*      Form of Nonstatutory Stock Option Agreement.

          10.7* Common Stock Purchase and Warrant Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc.

          10.8* Form of Common Stock Purchase Warrant between the Registrant and ACI Communications Holdings, Inc.

          10.9* Advisory Agreement dated June 6, 2003 between the Registrant and Merriman Curhan Ford & Co.

          31.1       Certification by Chief Executive Officer pursuant to
                     13a-14(a).

          31.2       Certification by Chief Financial Officer pursuant to
                     13a-14(a).

          32.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C.ss. 1350.
______________________
              + Indicates management contract or compensatory plan or
                arrangement.
              * Previously filed.

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

     Dated:  February 19, 2004

                                         US DATAWORKS, INC.



                                         By /s/ John S. Reiland
                                            ------------------------------------
                                            John S. Reiland
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)

                                  EXHIBIT INDEX
     EXHIBIT
      NUMBER                          DESCRIPTION OF DOCUMENT
      ------                          -----------------------

      4.1* Registration Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc.

      10.33+* Employment Agreement dated April 2, 2003 between the Registrant and Terry Stepanik.

      10.34+* Employment Agreement dated April 2, 2003 between the Registrant and Mario Villareal.

      10.35+* Employment Agreement dated May 13, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

      10.36+* Employment Agreement dated September 6, 2003 between the Registrant and John J. Figone.

      10.37*        Amended and Restated 2000 Stock Option Plan.

      10.38*        Form of Nonstatutory Stock Option Agreement.

      10.39* Common Stock Purchase and Warrant Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc..

      10.40* Form of Common Stock Purchase Warrant between the Registrant and ACI Communications Holdings, Inc..

      10.41* Advisory Agreement dated June 6, 2003 between the Registrant and Merriman Curhan Ford & Co..

      31.1          Certification by Chief Executive Officer pursuant to
                    13a-14(a).

      31.2          Certification by Chief Financial Officer pursuant to
                    13a-14(a).

      32.1 Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C.ss. 1350.
________________

         + Indicates management contract or compensatory plan or arrangement.
         * Previously filed.