Form 10QSB/A
period 2003-12-31
US DATAWORKS INC
filed 2004-03-11
CIK 1049505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                          ____________________________


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1
                          ____________________________


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

                                EXPLANATORY NOTE

         US Dataworks, Inc., by this Form 10-QSB/A, Amendment No. 1 to Form 10-QSB, hereby amends and restates Part I, Item 1 and Part II, Item 6.

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


                                                        US DATAWORKS, INC.

                                                STATEMENTS OF SHAREHOLDERS' EQUITY
                                            FOR THE NINE MONTHS ENDED DECEMBER 31, 2003


                                     Preferred Stock
                           ----------------------------------
                              Convertible       Convertible
                                Series A          Series B            Common Stock           Additional
                           ----------------  ---------------- -----------------------------    Paid-In     Accumulated
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

     Stock Options
     -------------


     SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.


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

     o In October 2003, the Company sold 1,825,000 shares of common stock ("Common Stock") for an aggregate purchase price of $3,650,000, and sold $575,000 aggregate principal amount of 1% Convertible Debentures (the "Debentures"). In connection with the sale of the Common Stock and Debentures, the Company also issued warrants to purchase 1,056,250 shares of Common Stock (the "Warrants," and collectively, with the Common Stock and Debentures, the "Securities") in a private placement to 11 institutional investors. The maturity date of the Debentures is October 2, 2004. The sale of the Securities resulted in gross proceeds to the Company, prior to the exercise of the Warrants, of approximately $4.2 million. Using the Black-Scholes method, the Company has assigned $2,007,286 of these proceeds to the value of the Warrants issued in connection with the Securities, of which $185,195 has been assigned to the fair value of the Warrants issued in connection with the Debentures. The Debentures are convertible into Common Stock at a conversion price of $2.00 per share (the "Conversion Price"), subject to standard anti-dilution adjustments. The Warrants are fully vested and exercisable at any time until October 2, 2006 at an exercise price of $2.00 per share (the "Exercise Price"), subject to standard anti-dilution adjustments. In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company's stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated redemption date. The Company has calculated the beneficial conversion feature of the Debentures to be $389,805.


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

     For purposes of pro-forma disclosure, the estimated fair value of the options is included in expense over the option's vesting period or expected life. The Company's pro-forma information for the three and nine months ended December 31, 2003 and 2002 is as follows:

                                                     Nine Months Ended                     Three Months Ended
                                                       December 31,                           December 31,
                                             ----------------------------------   -------------------------------------
                                                 2003               2002               2003                  2002
                                             --------------    ----------------   ---------------       ---------------
Net loss as reported                          $(6,744,688)        $(1,846,085)      $(1,243,214)          $  (411,438)


Add stock-based employee compensation
expense included in net earnings (loss)
as reported, net of related tax effects                 0                   0                 0                     0

Deduct stock-based employee compensation
expense determined under the fair value
based method for all awards, net of
related tax effects                            (1,265,769)            (58,515)         (468,525)                    0


Net loss, pro forma                           $(8,010,457)        $(1,904,600)      $(1,711,739)          $  (411,438)

Basic & diluted loss per share, as reported        $(0.39)             $(0.16)           $(0.05)              $ (0.04)

Basic & diluted loss per share, pro forma          $(0.46)             $(0.17)           $(0.08)              $ (0.04)

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

     Dated:  March 11, 2004


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