Form 10KSB
period 2004-03-31
US DATAWORKS INC
filed 2004-06-29
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

Issuer’s telephone number: (713) 934-3855

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, par value $0.0001 per share

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer’s revenue for fiscal year ended March 31, 2004: $3,442,270

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the price of such common equity as of June 18, 2004 as reported on the American Stock Exchange is $ 32,770,337. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     Number of shares of Common Stock outstanding as of June 18, 2004: 26,333,144 (reflects one-for-five reverse stock split effective on September 29, 2003).

     Transitional Small Business Disclosure Format: Yes [  ] No [X]

US DATAWORKS, INC.

2004 FORM 10-KSB

PART I

     When used in this Report, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the features, benefits, performance and utility of our current and future products and services, customer concentration, our efforts to develop and maintain strategic relationships, our ability to compete, growth of competition, competitive factors, our employee relations, statements regarding our critical accounting policies, adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth and profitability, investments in marketing and promotion, our need for future financing, our dependence on personnel and our ability to respond to rapid technological change. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to development of new products and services and their use by our potential customers, our ability to work with our strategic partners, our ability to retain and obtain customers, our ability to protect our proprietary rights, our ability to successfully gain market share, our dependence on a small number of customers, our ability to obtain future financing, and the risks set forth below under Item 6, “Management’s Discussion and Analysis and Results of Operations – Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. US Dataworks expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     All references to “US Dataworks,” “we,” “us,” “our” or “the Company” means US Dataworks, Inc.

     MICRworks™, Returnworks™, and Remitworks™ are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

Item 1. Description of Business

General

     US Dataworks is a developer of payment processing software, serving several of the top 25 banking institutions, top 10 credit card issuers, and the United States Government. We generate revenue from the licensing, system integration and maintenance of our core products: MICRworks™, Returnworks™, Remitworks™ and Remitworks-Daemon for the financial services industry. The software developed by us is designed to enable organizations to transition from traditional paper-based payment and billing processes to electronic payment solutions. Our products include check processing, point-of-purchase transactions and turnkey Automated Clearing House, or ACH, payments. ACH payments are highly reliable and efficient electronic fund transfers among participating depository financial institutions including the Federal Reserve, the central bank of the United States. Our products are designed to provide organizations with an in-house solution that will complement and enhance such organizations’ existing technologies, systems and operational workflow. Our strategy is to identify, design and develop products that fill specific niches in the payment processing industry.

Background

     US Dataworks was incorporated in the state of Colorado as JLQ, Inc. in December 1994, and we changed our name to New World Publishing in October 1997. In May 1999, we acquired Communications Television, Inc., a California corporation, and changed our business to an Internet marketing and technology infrastructure company specializing in supporting cost effective business-to-business and business-to-consumer revenue based marketing initiatives. We changed our name to Sonicport.com, Inc. in October 1999 and in February 2000, changed our state of incorporation from Colorado to Nevada. In February 2001, we changed our name to Sonicport, Inc.

     We acquired US Dataworks, Inc., a Delaware corporation, in April 2001. Following the acquisition, we focused our business on developing electronic check processing software. In March 2002, we changed our name to US Dataworks, Inc.

Products

     MICRworks™. US Dataworks’ MICRworks is a stand-alone Windows-based system that is fully integrated with Thomson Financial Publishing’s EPICWare database to process remote captured and Internet-initiated ACH payments. Additionally, it facilitates the Magnetic Ink Character Recognition, or MICR, conversion and authentication process within

Remitworks and Returnworks with a high degree of accuracy. MICR is a system using special ink and characters which can be magnetized and read automatically. MICR is most commonly used to encode and read information on checks and bank drafts to speed clearing and sorting. MICRworks provides organizations with an in-house solution to accurately convert paper checks to electronic ACH payments and is fully automated to streamline orders submitted over the Internet, reducing administrative returns.

     Returnworks™. Our Returnworks software is integrated into an organization’s existing system and can be adapted to meet the particular needs of an organization to create standard ACH payments and eliminate manual processing of return items. Each organization or location can define processing parameters and options to meet their unique requirements, including rules relating to returned payments and resubmission instructions.

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

     Remitworks™. Our Remitworks software utilizes much of the technology that is incorporated into Returnworks. It is designed to convert paper check items into ACH payments enabling organizations to process higher volumes of transactions.

     Remitworks-Daemon. Our customers require systems that process transactions ranging from thousands to millions per day. Remitworks — Daemon provides this scalability utilizing readily available commercial servers. As transaction volumes grow or time constraints shorten, a “Daemon” server can process 200,000 transactions per hour. Multiple servers can be added as needed to meet our customers’ business requirements.

Customers

     US Dataworks’ customers include five of the top 25 banking institutions in the United States, four of the top 10 credit card issuers in the United States, and two United States Government agencies. For fiscal 2004, the Federal Reserve Bank, Capital One and Citibank accounted for 44%, 16%, and 16% of our net revenues, respectively. For fiscal 2003, the Federal Reserve Bank and the May Company accounted for 14% and 10% of our net revenues, respectively.

Strategic Business Relationships

     We believe that, in addition to growth from organic sales, aligning ourselves with key strategic partners to sell and distribute our software products will accelerate our revenue growth and capture of market share. Further, we expect that these strategic business relationships, among other factors, will help us achieve positive cash flow in the near future. As of June 18, 2004, we have aligned ourselves with eight strategic partners as a core component of our sales and distribution strategy.

     On November 13, 2002, we entered into a strategic relationship with BancTec, Inc., or BancTec, wherein BancTec became a reseller of our products to its customer base. BancTec provides solutions that transform complex data- and paper-intensive business processes using advanced imaging, workflow and e-business technologies. BancTec is also a leading provider of maintenance services for major computer companies, government and corporate customers. In fiscal 2004, BancTec accounted for 41% of our net revenue. Although a customer for less than one-half of fiscal 2003, BancTec accounted for 16% of our net revenue in that fiscal year. We also have a key strategic alliance with Thomson Financial Publishing, a unit of Thomson Corporation, to incorporate its EPICWare database into our products. We plan to pursue additional strategic alliances to help increase market share.

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

     We believe that the principal competitive factors determining success in the financial services software market include:

•	reputation for reliability and service;

•	breadth and quality of services;

•	technological innovation and understanding client strategies and needs;

•	creative design and systems engineering expertise;

•	easy-to-use software;

•	effective customer support;

•	processing speed and accuracy; and

•	pricing.

     We believe we compete favorably with respect to these factors. However, the market for financial services software is relatively new, highly competitive, rapidly evolving and subject to rapid technological change. As the market grows, we expect competition to increase. Increased competition may result in price reductions and reduced margins.

     We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, we may fail to gain market share, lose existing market share and our financial condition, operating results and business could be adversely affected.

Patents and Trademarks

     US Dataworks has obtained trademarks on the names of our premier products and services, including MICRworks™, Rckworks™, Returnworks™, and Remitworks™. Our trademark application for ZeroPass is pending. We also have applied for patents on ChecKey, ImageKey and Clearingworks, which are products currently in development. These applications are also pending. Our efforts to protect our intellectual property rights may not prevent the misappropriation of our intellectual property.

Government Regulation

     As a processor of ACH payments, we must comply with federal laws governing the processing of electronic transactions. We are in compliance with all federal laws and work closely with the National Automated Clearing House Association, or NACHA, to ensure our systems remain both compliant with the laws and regulations, as well as NACHA guidelines.

Employees

     As of June 18, 2004, we have 21 employees, all of which are full-time employees. We are not a party to any collective bargaining agreement with our employees. We believe our employee relations to be good.

Research and Development

     For fiscal 2004 and 2003 we spent approximately $63,543 and $148,000, respectively, on research and development activities.

Item 2. Description of Property

     Our principal executive offices, currently consisting of 11,962 square feet of office space, are located at 5301 Hollister Road, Suite 250, Houston, Texas 77040, which is leased through July 2007.

Item 3. Legal Proceedings

     On December 12, 2003, an individual investor filed a lawsuit against US Dataworks in Los Angeles Superior Court alleging breach of an oral agreement between the plaintiff and one of our former directors. In the complaint, the plaintiff alleges that the oral agreement granted him the right to receive additional shares from us in the event that he should sell certain shares of our common stock at a price less than $15 per share. The plaintiff alleges that in March 2000, as partial consideration under the alleged oral agreement, he converted three promissory notes with an aggregate principal amount of $725,000 into 77,856 shares of our common stock. He is seeking unspecified damages. We intend to dispute this claim and defend this action vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Our common stock is traded on the American Stock Exchange under the symbol “UDW.” Our common stock traded on the American Stock Exchange under the symbol “SPO” from April 18, 2000 to March 29, 2002. The following table indicates the high and low sale prices as reported by the American Stock Exchange. The following per share prices have been adjusted to reflect the one-for-five reverse stock split effective on September 29, 2003.

	High	Low
Fiscal 2004
First Quarter	$1.65	$0.50
Second Quarter	3.00	1.00
Third Quarter	3.79	2.00
Fourth Quarter	3.68	1.73
Fiscal 2003
First Quarter	$1.80	0.70
Second Quarter	1.45	0.45
Third Quarter	1.75	0.65
Fourth Quarter	1.25	0.50

     As of June 18, 2004, there were approximately 373 record holders of our common stock.

Dividend Policy

     We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business.

Recent Sales of Unregistered Securities

     At various times between October 1, 2003 and April 30, 2004, we issued through private placements, convertible promissory notes, warrants to purchase shares of our common stock and shares of common stock. The following table summarizes these transactions (the following shares and per share prices reflect the one-for-five reverse stock split effective on September 29, 2003):

				Terms of
Date	Price ($)	Title of Security	Amount Sold	Conversion/Exercise
October 2, 2003	$2.00 per share	Common Stock	$3,650,000	(1)
		Warrant	912,500	$2.00 per share (1)
October 2, 2003	$575,000	Convert. Promissory Note	$575,000	(1)
		Warrant	143,750	$2.00 per share (1)
April 16, 2004	$1.61 per share	Common Stock	$4,650,000	(2)
		Warrant	3,610,250	$1.61 per share (2)

     (1) In October 2003, we sold 1,825,000 shares of our common stock (“Common Stock”) for an aggregate purchase price of $3,650,000, and sold $575,0000 aggregate principal amount of 1% Convertible Debentures (the “Debentures”). In connection with the sale of the Common Stock and Debentures, we also issued warrants to purchase 1,056,250 shares of Common Stock (the “Warrants,” and collectively, with the Common Stock and Debentures, the “Securities”) in a private placement to 11 institutional investors. The maturity date of the Debentures is October 2, 2004. The sale of the Securities resulted in gross proceeds to us, prior to the exercise of the Warrants, of approximately $4.2 million. The Debentures are convertible into Common Stock at a conversion price of $2.00 per share (the “Conversion Price”), subject to standard anti-dilution adjustments. The Warrants are fully vested and exercisable at any time until October 2, 2006 at an exercise price of $2.00 per share (the “Exercise Price”), subject to standard anti-dilution adjustments.

     (2) In April 2004, we completed a private placement of $4.65 million with certain major institutional investment funds. Under terms of the agreement, we issued 2,888,200 shares of Common Stock. In addition, we issued warrants to purchase up to 3,610,250 shares of Common Stock at an exercise price of $1.61 per share.

     The issuances disclosed in this Item 5 were made to accredited investors and were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

Item 6. Management’s Discussion and Analysis or Plan of Operation

     The following discussion and analysis of our financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Report.

     When used in this Report, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to statements regarding our critical accounting policies, adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth and profitability, investments in marketing and promotion, our need for future financing, our dependence on personnel and our ability to respond to rapid technological change. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks set forth below under “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. US Dataworks expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

     We believe that of the significant accounting policies used in the preparation of our financial statements (see Note 2 to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

     Revenue Recognition

     We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition.” We license our software products under non-exclusive, non-transferable license agreements. These arrangements do not require significant production, modification or customization, therefore revenue is recognized when the license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable and collectibility is probable. If professional services are provided in conjunction with the installation of the software licensed, revenue is recognized when those services have been provided.

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

     Three of our customers accounted for 44%, 16% and 16% of our net revenue for the year ended March 31, 2004. Two of our customers accounted for 14% and 10%, respectively, of our net revenue for the year ended March 31, 2003. Additionally, our strategic resellers accounted for 42% and 45% respectively of our net revenue for the year ended March 31, 2004 and 2003, respectively.

     At March 31, 2004, amounts due from our strategic resellers and a significant customer, an entity of the U.S. Federal government, accounted for 9% and 82%, respectively, of accounts receivable.

Results of Operations

     The results of operations reflected in this discussion include the operations of US Dataworks for the past two years.

     Revenue

     Revenues increased by $1,274,145 or 59% from $2,168,125 in fiscal 2003 to $3,442,270 in fiscal 2004. The increase in revenue was primarily attributable to an increase of $488,945 or 78% in professional services required by our larger customer base and $727,824 or 58% in software licensing revenues principally due to a software licensing and technology sharing agreement entered into with an entity of the U.S. Federal government in March 2004.

     Cost of Revenue

     Cost of revenue principally includes the cost of personnel who perform the services associated with our software maintenance and installation revenue activities, and the cost of third party software that is used by our software to convert electronic data into acceptable formats utilized by the nation’s banking system. Total cost of revenue increased by $246,483 or 46% from $537,663 in fiscal 2003 to $784,146 in fiscal 2004. The increase was principally due to the increase in professional services revenues for the year.

     Operating Expenses

     Total operating expenses increased by $1,306,771 or 39% from $3,336,053 in fiscal 2003 to $4,642,824 in fiscal 2004. The increases were primarily attributable to increases in personnel costs and legal and accounting fees due to the higher level of financing and capital restructuring transactions incurred in fiscal 2004 as compared to fiscal 2003. We do not expect the unusually high level of capital restructuring transactions and the associated high level of legal, accounting and consulting expenses to continue in future periods beyond March 31, 2004.

     Other Expenses

     Total other expenses, including interest expense and financing costs, increased $3,692,545 or 262% from $1,411,126 in fiscal 2003 to $5,103,671 in fiscal 2004 primarily due to an increase in the number and amount of debt and equity financing transactions incurred in fiscal 2004. The increase was due to the following:

•	$952,083 increase in non-cash financing charges principally related to the beneficial conversion features and warrants granted in association with convertible promissory notes that converted to common stock in fiscal 2004.

•	$408,489 increase in interest expense principally due to non-cash amortization of debt discount recorded in connection with beneficial conversion features and warrants granted in association with convertible promissory notes.

•	$635,259 non-cash loss on extinguishment of debt due to conversion in September 2003 of $834,168 of debt related to discontinued operations in exchange for 417,084 shares of common stock and a warrant to purchase 208,542 shares of common stock at $2 per share.

•	$1,722,631 non-cash loss on extinguishment of debt related parties due to exchange of debt instruments in July 2003 of $1,353,000 of demand promissory notes due to our Chief Executive Officer, Charles Ramey entered into during fiscal 2002 and 2003 to fund our operations. The former 12% per annum demand notes were exchanged for 7% per annum convertible notes, due in July 2004, convertible into shares of common stock at an exercise price of $0.80 per share. Mr. Ramey was also issued a warrant to purchase 1,691,250 shares of common stock at an exercise price of $0.80 per share.

•	$23,716 decrease in interest expense – related parties and a $2,200 increase in other income.

     Net Loss

     Net loss increased by $3,971,655 or 127% from a net loss of $3,116,717 in fiscal 2003 to a net loss of $7,088,372 in fiscal 2004.

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

     Cash and cash equivalents increased by $1,194,825 to $1,203,389 at March 31, 2004 from $8,564 at March 31, 2003. Cash used for operating activities was $3,513,759 in fiscal 2004 compared to $1,203,109 in fiscal 2003.

     Cash used for investing activities for fiscal 2004 and 2003 consisted of the purchase of property and equipment and repayments to our affiliates totaling $234,001 and $66,317, respectively

     Financing activities provided cash of $4,942,585 in fiscal 2004 and included $4,150,000 proceeds from stock sales, offset by $684,330 repayment of debt and $6,728 payments on capital lease obligations.

     Financing activities provided cash of $1,143,974 in fiscal 2003 and included the issuance of $1,104,103 in promissory notes, $822,500 in convertible promissory notes and $22,510 from the exercise of warrants to purchase shares of our common stock and the collection of stock subscription receivables.

     In April 2004, we raised an additional $4,650,000 in a private placement wherein we sold 2,888,201 shares of common stock and warrants to purchase an aggregate of 3,610,250 warrants.

     As a result of our recent capital raising transactions and our increased level of revenues achieved in fiscal 2004, we believe we currently have adequate resources to fund our anticipated cash needs through March 31, 2005 and beyond. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity financings, these financings may result in dilution to existing shareholders.

     Our contractual obligations, which are described elsewhere in our financial statements have been summarized in the table below:

		Payments Due In
	Balance as of
Contractual Obligations	March 31, 2004	2005	2006	2007	2008	2009
Operating lease	$666,660	$199,533	$202,233	$211,831	$53,063	—

     Off Balance Sheet Arrangements

     During the year ended March 31, 2004, we guaranteed a bank loan extended to one of our executive officers in the amount of $150,000 related to the officer’s expenses in relocating from California to Houston, Texas. Subsequent to March 31, 2004 the loan was fully repaid by the officer and our guarantee was released.

Recently Issued Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No.

44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002 and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We adopted this statement on April 1, 2003 and it did not have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. We have adopted the disclosure requirements of SFAS No. 148. The transition method did not have a material impact on our financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characters of Both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

     In December 2003, FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN No. 46R), which addresses consolidation by business enterprises of variable interest entities. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors have voting rights that are not proportionate to their economic interests or do not have sufficient equity at risk for the entity to finance activities without additional subordinated financial support from other parties. FIN No. 46R applies to small business issuers no later than the end of the first reporting period after December 15, 2004. At March 31, 2004, the Company did not have any variable interest entities that must be consolidated.

Factors That May Affect Our Results

We have a general history of losses and may not operate profitably in the future.

     We have incurred losses for the last three fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of March 31, 2004, our accumulated deficit was $39,832,903. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

If we are unsuccessful in raising additional capital in the future, we may be unable to continue to operate.

     We believe we currently have adequate cash to fund anticipated cash needs through March 31, 2005 and beyond. In April 2004, we raised an additional $4.65 million of equity capital in a private placement with major institutional investors. However, we may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

•	curtail our operations significantly;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including a merger or sale of US Dataworks.

Our operating results are subject to fluctuations caused by many factors which could cause us to fail to achieve our revenue or profitability expectations, which in turn could cause our stock price to decline.

     Our operating results can vary significantly depending upon a number factors, many of which are outside our control. Factors that may affect our quarterly operating results include:

•	market acceptance of and changes in demand for our products and services;

•	gain or loss of clients or strategic relationships;

•	announcement or introduction of new software, services and products by us or by our competitors;

•	our ability to build brand recognition;

•	timing of sales to customers;

•	price competition;

•	our ability to upgrade and develop systems and infrastructure to accommodate growth;

•	our ability to attract and integrate new personnel in a timely and effective manner;

•	our ability to introduce and market products and services in accordance with market demand;

•	changes in governmental regulation;

•	reduction in or delay of capital spending by our clients due to the effects of terrorism, war and political instability; and

•	general economic conditions, including economic conditions specific to the financial services industry.

     In addition, each quarter we derive a significant portion of our revenue from agreements signed at the end of the quarter. Our operating results could suffer if the timing of these agreements is delayed. Depending on the type of agreements we enter into, we may not be able to recognize revenue under these agreements in the quarter in which they are signed. Some of all of these factors could negatively affect demand for our products and services, and our future operating results.

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

We may not be able to maintain or relationships with strategic partners, which may cause our cash flow to decline.

     We may not be able to maintain our relationships with strategic partners. These strategic relationships are a core component of our sales and distribution startegy. The loss of a strategic partner could harm our financial results.

Because a small number of customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders or the failure to retain customers.

     We have a small number of customers that account for a significant portion of our revenue. Our revenue could decline because of a delay in signing agreements with a single customer or the failure to retain an existing customer. We may not obtain additional customers. The failure to obtain additional customers and the failure to retain existing customers will harm our operating results.

If general economic and business conditions do not improve, we may experience decreased revenue or lower growth rates.

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

We operate in a market that is intensely and increasingly competitive, and if we are unable to compete successfully, our revenue could decline and we may be unable to gain market share.

     The market for financial services software is relatively new and highly competitive. Our future success will depend on our ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace.

     Some of our competitors have:

•	longer operating histories;

•	larger installed customer bases;

•	greater name recognition and longer relationships with clients; and

•	significantly greater financial, technical, marketing and public relations resources than US Dataworks.

     Our competitors may also be better positioned to address technological and market developments or may react more favorably to technological changes. We compete on the basis of a number of factors, including:

•	the breadth and quality of services;

•	creative design and systems engineering expertise;

•	pricing;

•	technological innovation; and

•	understanding clients’ strategies and needs.

     Competitors may develop or offer strategic services that provide significant technological, creative, performance, price or other advantages over the services we offer. If we fail to gain market share or lose existing market share, our financial condition, operating results and business could be adversely affected and the value of the investment in us could be reduced significantly. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

We may be responsible for maintaining the confidentiality of our client’s sensitive information, and any unauthorized use or disclosure could result in substantial damages and harm our reputation.

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

     As of June 18, 2004, there were approximately 26,333,144 shares of common stock outstanding, of which at least 10,379,292 are restricted securities under the Securities Act, a minority of which are held by our affiliates. These restricted securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If these holders sell in the public market, these sales could cause the market price of our common stock to decline. This also could make it more difficult for us to raise funds through future offerings of our common stock.

If we do not adequately protect our intellectual property, our business may suffer, we may lose revenue or we may be required to spend significant time and resources to defend our intellectual property rights.

     We rely on a combination of patent, trademark, trade secrets, confidentiality procedures and contractual procedures to protect our intellectual property rights. If we are unable to adequately protect our intellectual property, our business may suffer from the piracy of our technology and the associated loss in revenue. Any patents that we may hold may not sufficiently protect our intellectual property and may be challenged by third parties. Our efforts to protect our intellectual property rights, may not prevent the misappropriation of our intellectual property. These infringement claims or any future claims could cause us to spend significant time and money to defend our intellectual property rights, redesign our products or develop or license a substitute technology. We may be unsuccessful in acquiring or developing substitute technology and any required license may be unavailable on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation. Furthermore, other parties may also independently develop similar or competing products that do not infringe upon our intellectual property rights.

Item 7. Financial Statements

US DATAWORKS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
US Dataworks, Inc.

We have audited the accompanying balance sheet of US Dataworks, Inc. as of March 31, 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Dataworks, Inc. as of March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for goodwill and other intangibles in fiscal year 2003.

/s/ Ham, Langston & Brezina, LLP

Houston, Texas
June 4, 2004

US DATAWORKS, INC.

BALANCE SHEET
March 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$1,203,389
Accounts receivable	1,229,101
Prepaid expenses and other current assets	116,772

Total current assets	2,549,262
Property and equipment, net	694,873
Goodwill, net	14,133,629
Other assets	27,445

Total assets	$17,405,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable – related parties	$39,000
Current portion of convertible promissory notes, net of unamortized discount of $343,824	1,081,176
Deferred revenue - current	60,452
Accounts payable	347,649
Accrued expenses	434,990
Interest payable	37,250

Total current liabilities	2,000,517
Deferred revenue	100,000

Total liabilities	2,100,517

Commitments and Contingencies
Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value; 700,000 shares authorized; 629,666 shares issued and outstanding; $0.75 liquidation preference, dividends of $147,028 in arrears	63
Common stock, $0.0001 par value; 90,000,000 shares authorized; 22,997,136 shares issued and outstanding	2,300
Additional paid-in capital	55,135,232
Accumulated deficit	(39,832,903)

Total stockholders’ equity	15,304,692

Total liabilities and stockholders’ equity	$17,405,209

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF OPERATIONS

for the years ended March 31, 2004 and 2003

	2004	2003
Revenues:
Software licensing revenues	$1,978,607	$1,250,783
Software maintenance revenues	349,135	291,759
Professional services revenues	1,114,528	625,583

Total revenues	3,442,270	2,168,125

Cost of Sales	784,146	537,663

Gross Profit	2,658,124	1,630,462

Operating expenses:
General and administrative	4,362,786	2,951,883
Depreciation and amortization	280,038	301,002
Loss on disposal of property and equipment	—	83,168

Total operating expenses	4,642,824	3,336,053

Loss from operations	(1,984,700)	(1,705,591)

Other income (expense):
Financing costs	(1,444,322)	(492,239)
Interest expense	(1,195,723)	(787,234)
Interest expense – related parties	(113,360)	(137,076)
Loss on extinguishment of debt	(635,259)	—
Loss on extinguishment of debt – related parties	(1,722,631)	—
Other income (expense)	7,623	5,423

Total other income (expense)	(5,103,672)	(1,411,126)

Loss before provision for income taxes	(7,088,372)	(3,116,717)
Provision for income taxes	—	—

Net loss	$(7,088,372)	$(3,116,717)

Basic and diluted loss per share	$(0.38)	$(0.27)

Basic and diluted weighted-average shares outstanding	18,776,184	11,478,269

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended March 31, 2004 and 2003

	Preferred Stock
	Convertible Series A		Convertible Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2002	640,000	$64	629,666	$63	10,149,290	$1,015
Common stock committed for conversion of convertible promissory notes	—	—	—	—	—	—
Warrants issued for Services rendered	—	—	—	—	—	—
Interest from fixed conversion features	—	—	—	—	—	—
Common stock issued for Exercise of warrants	—	—	—	—	1,250	—
Committed stock	—	—	—	—	1,281,942	128
Services rendered	—	—	—	—	201,750	20
Note payable conversion	—	—	—	—	166,667	17
Financing costs	—	—	—	—	89,027	9
Other	—	—	—	—	2,348	—
Subscription receivable	—	—	—	—	14,860	1
Net loss	—	—	—	—	—	—

Balance, March 31, 2003	640,000	$64	629,666	$63	11,907,134	$1,190

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Common	Additional
	Stock	Paid-In	Accumulated	Subscription
	Committed	Capital	Deficit	Receivable	Total
Balance, March 31, 2002	$1,424,259	$39,529,973	$(29,627,814)	$(21,010)	$11,306,550
Common stock committed for conversion of convertible promissory notes	178,000	—	—	—	178,000
Warrants issued for Services rendered	—	69,371	—	—	69,371
Interest from fixed conversion features	—	393,851	—	—	393,851
Common stock issued for Exercise of warrants	—	1,500	—	—	1,500
Committed stock	(1,554,259)	1,554,131	—	—	—
Services rendered	—	223,096	—	—	223,116
Note payable conversion	—	99,983	—	—	100,000
Financing costs	—	97,407	—	—	97,416
Other	—	3,300	—	—	3,300
Subscription receivable	—	7	—	21,010	21,018
Net loss	—	—	(3,116,717)	—	(3,116,717)

Balance, March 31, 2003	$48,000	$41,972,619	$(32,744,531)	$—	$9,277,405

US DATAWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended March 31, 2004 and 2003

	Preferred Stock
	Convertible Series A		Convertible Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2003	640,000	$64	629,666	$63	11,907,134	$1,190
Warrants issued for:
Financing costs of promissory notes	—	—	—	—	—	—
Services rendered	—	—	—	—	—	—
Expiration of related party notes	—	—	—	—	—	—
Interest from fixed conversion features	—	—	—	—	—	—
Common stock issued for:
Cash	—	—	—	—	2,936,112	294
Exercise of Warrants/ Options	—	—	—	—	435,723	44
Committed stock	—	—	—	—	72,485	7
Services rendered	—	—	—	—	23,446	2
Notes payable conversion	—	—	—	—	6,739,062	675
Conversion of Series A preferred stock	(640,000)	(64)	—	—	1,994,286	199
Treasury Stock Purchased	—	—	—	—	(1,111,112)	(111)
Warrants and Stocks issued for debt extinguishment	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at March 31, 2004	—	$—	629,666	$63	22,997,136	$2,300

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Common	Additional
	Stock	Paid-In	Accumulated
	Committed	Capital	Deficit	Total
Balance, March 31, 2003	$48,000	$41,972,619	$(32,744,531)	$9,277,405
Warrants issued for:
Financing costs of promissory notes	—	1,400,293	—	1,400,293
Services rendered	—	96,750	—	96,750
Expiration of related party notes	—	220,000	—	220,000
Interest from fixed conversion features	—	1,293,217	—	1,293,217
Common stock issued for:	—
Cash	—	3,904,752	—	3,905,046
Exercise of Warrants/ Options	—	38,553	—	38,597
Committed stock	(48,000)	47,993	—	—
Services rendered	—	73,829	—	73,831
Notes payable conversion	—	4,229,360	—	4,230,035
Conversion of Series A preferred stock	—	(135)	—	—
Treasury Stock Purchased	—	(499,889)	—	(500,000)
Warrants and Stocks issued for debt extinguishment	—	2,357,890	—	2,357,890
Net loss	—	—	(7,088,372)	(7,088,372)

Balance at March 31, 2004	—	$55,135,232	$(39,832,903)	$15,304,692

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF CASH FLOWS

for the years ended March 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss from continuing operations	$(7,088,372)	$(3,116,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	280,038	301,002
Loss on extinguishment of debt	635,259	—
Loss on extinguishment of debt – related party	1,722,631	—
Loss on disposal of property and equipment	—	83,168
Amortization of note discount and beneficial conversion features on convertible promissory notes	1,018,346	583,322
Issuance of stock for interest	30,158	—
Issuance of stock for services rendered	73,831	223,116
Issuance of stock for extension of notes payable due date	—	97,416
Issuance of warrants for extension of notes payable due date	1,084,505	—
Issuance of warrants for settlement of dispute	227,755	—
Issuance of warrants for services	96,750	69,371
Issuance of warrants for stock cancellation agreement	45,693	—
Issuance of warrants for convertible promissory note conversions	7,340	—
Accrual for settlement of promissory note	—	365,000
Other	—	3,300
Changes in operating assets and liabilities:
Accounts receivable	(759,320)	(299,108)
Work in progress	—	11,312
Prepaid expenses and other current assets	64,149	(134,027)
Other assets	(5,021)	10,382
Deferred revenue	(80,998)	(21,473)
Accounts payable	(356,704)	258,292
Accrued expenses	(461,653)	272,475
Interest payable	23,738	(873)
Interest payable – related parties	(94,075)	85,681
Other	22,191	5,252

Net cash used in operating activities	(3,513,759)	(1,203,109)

Cash flows from investing activities:
Purchase of property and equipment	(152,116)	(38,938)
Repayments to related parties	(81,885)	(27,379)

Net cash used in investing activities	(234,001)	(66,317)

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF CASH FLOWS

for the years ended March 31, 2004 and 2003

	2004	2003
Cash flows from financing activities:
Payments on capital lease obligations	(6,728)	(18,068)
Proceeds from notes payable	—	51,103
Repayment of notes payable	(172,990)	(327,698)
Proceeds from notes payable – related party	—	1,053,000
Repayment of notes payable – related party	—	(96,000)
Proceeds from convertible promissory notes	2,190,000	822,500
Repayment of convertible promissory notes	(375,000)	(175,000)
Repayment of note from discontinued operation	(136,340)	(188,373)
Proceeds from stock sale	4,150,000	—
Stock issuance costs	(244,954)	—
Proceeds from the exercise of employee stock options	17,312	—
Proceeds from subscription receivables	—	21,010
Proceeds from exercise of warrants	21,285	1,500
Repurchase of Treasury Stock	(500,000)	—

Net cash provided by financing activities	4,942,585	1,143,974

Net increase (decrease) in cash and cash equivalents	1,194,825	(125,452)
Cash and cash equivalents, beginning of year	8,564	134,016

Cash and cash equivalents, end of year	$1,203,389	$8,564

Supplemental disclosures of cash flow information
Interest paid	$143,023	$206,380

The accompanying notes are an integral part of these financial statements.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

General

US Dataworks, Inc. (the “Company”), a Nevada corporation, develops, markets, and supports payment processing software for the financial services industry. Its customer base includes many of the largest financial institutions as well as credit card companies, government institutions, and high-volume merchants in the United States. It also has a strategic alliance with BancTec, Inc. and through October 2002, with CheckFree Corporation to license the Company’s software for its banking customers and Thomson Financial Publishing, a unit of Thomson Corporation, to incorporate its EPICWare database into the Company’s products. The Company was formerly known as Sonicport, Inc.

2.	Summary of Significant Accounting Policies

Reverse Stock Split

On September 10, 2003, our Board of Directors approved a one-for-five reverse spilt of our shares of common stock. As a result of the stock split, our shareholders received one share of our common stock for each five shares of common stock held of record on September 29, 2003. The reverse stock split was completed on September 29, 2003. All share and per share amounts in these Financial Statements and related notes have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Revenue Recognition

The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition.” The Company licenses its software products under nonexclusive, nontransferable license agreements. These arrangements do not require significant production, modification, or customization, therefore, revenue is recognized when a license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable, and collectibility is probable. If professional services were provided in conjunction with the installation of the software licensed, revenue is recognized when these services have been provided.

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

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

Property and Equipment

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

Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which was effective for fiscal years beginning after December 15, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. The Company evaluates the remaining useful lives of these intangibles on an annual basis to determine whether events or circumstances warrant a revision to the remaining period of amortization. Pursuant to SFAS 142, amortization of goodwill recorded in business combinations prior to June 30, 2001 ceased effective March 31, 2002. Goodwill resulting from business combinations completed after June 30, 2001 will not be amortized.

SFAS 142 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the entity below its carrying amount. This impairment test is performed in two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the entity to its carrying value, including goodwill. If the carrying value exceeded the fair value, a second step is performed, which compares the implied fair value of the entity’s goodwill with the carrying amount of that goodwill, to measure the amount of the goodwill impairment, if any. Based on step one of this test, the Company did not have an impairment of goodwill to record for the years ended March 31, 2003 or March 31, 2004.

The goodwill recorded on the Company’s books is from the acquisition of US Dataworks, Inc. in fiscal year 2001.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and due to related party, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable, notes payable — related parties, and note payable - affiliate also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same or the difference is immaterial.

Stock Options

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

The Company has elected to follow Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock Based Compensation”, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized during the years ended March 31, 2004 and March 31, 2003.

Proforma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

For purposes of proforma disclosure, the estimated fair value of the options is included in expense over the option’s vesting period or expected life. The Company’s proforma information for the years ended March 31, 2004 and 2003 is as follows:

	2004	2003
Net loss as reported	$(7,088,372)	$(3,116,717)
Add stock-based employee compensation expense included in net earnings (loss) as reported, net of related tax effects	0	0
Deduct stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,720,635)	(145,674)
Net loss, pro forma	$(8,809,007)	$(3,262,391)
Basic and diluted loss per share, as reported	$(0.38)	$(0.05)
Basic and diluted loss per share, pro forma	$(0.47)	$(0.05)

     The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended March 31, 2004 and 2003: dividend yields of 0% and 0%, respectively; expected volatility of 150% and 150%, respectively; risk-free interest rates of 3.75% and 3.75%, respectively; and expected lives of 3.0 and 2.55 years, respectively. The per-share weighted average fair values of stock options granted during the years ended March 31, 2004 and 2003 were $1.10 and $0.80, respectively.

Advertising Expense

Advertising costs are charged to expense as incurred. For the years ended March 31, 2004 and 2003, the Company recorded advertising expense of $104,097 and $22,433, respectively.

Income Taxes

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

Loss per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (Options and Warrants typically convert on a one for one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	Year Ended March 31,
	2004	2003
Options outstanding under the Company’s stock option plans	2,414,950	1,410,000
Options granted outside the Company’s stock option plans	694,100	621,750
Warrants issued in conjunction with convertible Series B preferred stock	0	125,934
Warrants issued in conjunction with private placements	1,286,251	106,300
Warrants issued as a financing cost for notes payable and convertible notes payable	2,241,137	745,004
Warrants issued in conjunction with lock-up agreements	12,000	145,952
Warrants issued for services rendered	447,800	378,400
Warrants issued as part of the April 2001 acquisition	67,200	67,200
Convertible Series A preferred stock (a)	0	4,571,428
Convertible Series B preferred stock (b)	125,933	125,933

(a) The Series A preferred stock is convertible into shares of common stock as determined by dividing $2.50 by 60% of the average closing bid price of the Company’s common stock for the 10 trading days prior to the conversion. The number of common stock equivalents attributable to a potential conversion of the Series A preferred stock has been calculated based upon the closing bid price of the Company’s common stock for the 10 trading days prior to March 31, 2003. From May through October 2003, all outstanding shares of Series A were converted pursuant to their existing terms into 1,994,286 shares of common stock.

(b) The Series B preferred stock is convertible into shares of common stock at a conversion price of $3.75 per share.

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

Three customers of the Company accounted for 44%, 16% and 16% of the Company’s net revenues for the year ended March 31, 2004. Two customers of the Company accounted for 14% and 10% of the Company’s net revenues for the year ended March 31, 2003. Additionally, the Company’s strategic resellers accounted for 42% and 45% of the Company’s net sales for the year ended March 31, 2004 and 2003, respectively.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

At March 31, 2004, amounts due from a significant customer, an entity of the U.S. Federal government, accounted for 82% of accounts receivable. No other customer or strategic reseller accounted for more than 10% of accounts receivable at March 31, 2004.

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002 and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The Company adopted this statement on April 1, 2003 and it did not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148. The transition method did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characters of Both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN No. 46R), which addresses consolidation by business enterprises of variable interest entities. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors have voting rights that are not proportionate to their economic interests or do not have sufficient equity at risk for the entity to finance activities without additional subordinated financial support from other parties. FIN No. 46R applies to small business issuers no later than the end of the first reporting period after December 15, 2004. At March 31, 2004, the Company did not have any variable interest entities that must be consolidated.

3.	Liquidity

For the year ended March 31, 2004, the Company incurred a net loss of $7,088,372 and a loss from operations of $1,984,700. As of March 31, 2004, the Company had a net working capital of $548,745 including a cash balance of $1,203,389. During the year ended March 31, 2004, the Company was able to raise approximately $5 million from financing activities, primarily the sale of common stock. Further, subsequent to year end, the Company was able to raise an additional $4.65 million from the completion of a

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

private placement of common stock (see Note 11). Management believes the Company has adequate resources to fund operations through March 31, 2005 and beyond.

4.	Property and Equipment

Property and equipment at March 31, 2004 consisted of the following:

Furniture and fixtures	$51,607
Telephone equipment	81,097
Computer equipment	198,842
Computer Software	1,202,269
Leasehold improvements	62,997

1,596,812
Less accumulated depreciation and amortization	(901,939)

Total	$694,873

Depreciation and amortization expense for the years ended March 31, 2004 and 2003 was $280,038 and $301,002, respectively.

During the year ended March 31, 2003, the Company disposed of property and equipment with a cost of $183,411 and accumulated depreciation of $100,243. The Company recorded a loss of $83,168, which is included in the results of operations.

5.	Notes Payable — Related Parties

On January 22, 2001, the Company entered into a note payable with an advisory board member and shareholder for $50,000. The note is non-interest-bearing, is unsecured, and is due on demand. As of March 31, 2004, the outstanding balance on the note payable was $39,000.

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

During fiscal 2003 and 2002, the Company issued promissory notes in an aggregate principal amount of $1,353,000 to Mr. Ramey, our Chief Executive Officer bearing an interest rate of 12% per annum. On July 10, 2003, the Company consolidated these promissory notes into one promissory note for $1,353,000, bearing an interest rate of 7% per annum, pursuant to the Subordinated, Convertible Note and Warrant Agreement. The terms of this promissory note were such that it could be converted into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.80 per share or (ii) the closing bid price of our common stock as listed on the American Stock Exchange on the trading day immediately prior to the date of a change of control of US Dataworks or the date of Mr. Ramey’s notice of voluntary conversion of the promissory note. In connection with this promissory note, the Company issued to Mr. Ramey a warrant to purchase 1,691,250 shares of its common stock at an exercise price of $0.80 per share. The principal amount and accrued interest was due and payable upon demand after July 10, 2004. As of September 30, 2003, Mr. Ramey elected to fully convert the promissory note and accrued interest of $21,277. On September 30, 2003, the Company issued Mr. Ramey 1,717,847 shares of common stock

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

pursuant to the conversion. The excess of the fair value of the beneficial conversion feature of the note and the fair value of the warrants over the carrying amount of the debt is $1,722,631 and has been recorded as a loss on extinguishment of debt-related party in the statement of operations for the year ended March 31, 2004.

6.	Convertible Promissory Notes

Convertible promissory notes at March 31, 2004 consisted of the following:

Redeemable, Convertible Promissory Notes:
Convertible promissory notes, interest at 10% per annum, unsecured due June 2004, net of unamortized discount of $21,061	$78,939
Convertible Promissory Notes:
Convertible promissory note, interest at 5% per annum, unsecured due June 30, 2004, net of unamortized discount of $35,263	464,737
Convertible promissory notes, interest at 10% per annum, unsecured, due August 4, 2004	250,000
Convertible debenture, interest at 1% per annum, unsecured, due October 2, 2004, net of unamortized discount of $287,500	287,500

$1,081,176

Redeemable, Convertible Promissory Notes

As of March 31, 2004, the Company has 2 convertible promissory notes outstanding payable to 2 individuals pursuant to Subscription Agreements entered into June 7, 2003, for gross proceeds in the aggregate of $100,000. The units issued consisted of 2 convertible promissory notes and warrants to purchase 15,000 shares of the Company’s common stock.

The Company has the option to redeem the notes at any time prior to the notes’ maturity date at 105% of the face value of the note, plus accrued interest, if any, at any time prior to the maturity date. The promissory notes and accrued interest are convertible into common stock at $0.45 per share. The notes earn interest at 10% per annum, the principal and any unpaid interest are due one year following the issuance date of the note, and interest is payable in cash on a quarterly basis.

The warrants to purchase 15,000 shares of the Company’s common stock are exercisable at $0.45 per share and expire three years from the date of issuance.

The Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $14,712 and will be recognized as additional interest expense over the period from the date of issuance to the stated maturity date. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the year ended March 31, 2004, the Company recognized $11,614 in interest expense related to the accretion of the debt discount recorded on these convertible promissory notes.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company’s stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated redemption date of the notes. The Company has calculated the beneficial conversion feature of these notes to be $85,288. During the year ended March 31, 2004, the Company recognized $67,325 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible promissory notes.

Subsequent to March 31, 2004, the 2 individual holders of these convertible promissory notes elected to convert these notes and all accrued interest pursuant to the original terms of conversion and were issued 244,446 shares of common stock.

Convertible Promissory Notes

Convertible Note Due June 30, 2004

On June 30, 2003, the Company entered into a Convertible Debentures and Warrants Agreement with an accredited investor. Pursuant to this agreement, on July 29, 2003, the investor purchased a debenture in the principal amount of $500,000, due June 30, 2004, bearing an interest rate of 5% per annum and a 12% original issue discount of $60,000. The debentures may be converted into shares of the Company’s common stock at any time at a conversion price equal to the closing bid price of the common stock as listed on the American Stock Exchange on the trading day immediately before the date of conversion. Pursuant to the agreement, the investor also received a warrant exercisable through June 30, 2006 to purchase 10,000 shares of common stock at an exercise price of $1.44 per share. Using the Black-Scholes valuation model, the Company has determined the value of the warrant to be $22,654. The amount allocated to the warrant as a debt discount will be recognized as additional interest expense over the period from the date of issuance to the stated maturity date. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the year ended March 31, 2004, the Company recognized $14,987 in interest expense related to the accretion of the debt discount recorded on this convertible promissory note.

In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company’s stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated redemption date. The Company has calculated the beneficial conversion feature of this debenture to be $81,545. During the year ended March 31, 2004, the Company recognized $53,949 in interest expense related to the amortization of the beneficial conversion feature recorded on this convertible promissory note.

Convertible Note Due August 4, 2004

On June 30, 2003, the Company agreed to sell to five accredited investors an aggregate of 1,111,112 shares of its common stock for an aggregate purchase price of $500,000 pursuant to a Securities Purchase Agreement. The investors purchased these shares from the Company on July 9, 2003. In connection with this agreement, the Company issued warrants to purchase an aggregate of 150,000 shares of our common stock with an exercise price of $1.34 per share. On August 4, 2003, the five accredited investors agreed to surrender their common stock in exchange for convertible promissory notes totaling $500,000, due August 4, 2004, with interest at 10% per annum, and warrants to purchase an additional 10,000 shares of common stock with an exercise price of $1.34 per share. The warrants may be exercised at any time after August 4, 2003. The promissory notes are convertible into common stock at $0.45 per share. The non-cash expense of this stock repurchase of $45,693 has been recorded as financing costs during the year ended March 31, 2004.

On September 15, 2003, one of the investors elected to convert his promissory note for $250,000 into common shares and was issued 555,556 shares of common stock prior to September 30, 2003.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

Convertible Debentures Due October 2, 2004

In October 2003, the Company sold 1,825,000 shares of common stock (“Common Stock”) for an aggregate purchase price of $3,650,000, and sold $575,000 aggregate principal amount of 1% Convertible Debentures (the “Debentures”). In connection with the sale of the Common Stock and Debentures, the Company also issued warrants to purchase 1,056,250 shares of Common Stock (the “Warrants,” and collectively, with the Common Stock and Debentures, the “Securities”) in a private placement to 11 institutional investors. The maturity date of the Debentures is October 2, 2004. The sale of the Securities resulted in gross proceeds to the Company, prior to the exercise of the Warrants, of $4,225,000. The Debentures are convertible into Common Stock at a conversion price of $2.00 per share (the “Conversion Price”), subject to standard anti-dilution adjustments. The Warrants are fully vested and exercisable at any time until October 2, 2006 at an exercise price of $2.00 per share (the “Exercise Price”), subject to standard anti-dilution adjustments. In accordance with generally accepted accounting principles, the Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model the Company has determined the value of the warrants issued in connection with the Debentures to be $185,195. This amount that has been allocated to the warrants is accounted for as a debt discount and will be recognized as additional interest expense in the statement of operations during the period from date of issuance to the stated maturity date. During the year ended March 31, 2004, the Company recognized $92,598 in interest expense related to the accretion of the debt discount attributable to the warrants issued in connection with the Debentures.

In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company’s stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated redemption date. The Company has calculated the beneficial conversion feature of the Debentures to be $389,805. During the year ended March 31, 2004, the Company recognized $194,902 in interest expense related to the amortization of the beneficial conversion feature recorded in connection with the Debentures.

Convertible Promissory Notes Guaranteed by Chief Executive Officer

In June 2003, the Company executed a new note with an existing Convertible Promissory Note holder in the amount of $480,000. This note replaces the existing note of $150,000 and includes penalties and interest from a settlement with the Company of $330,000. A payment of $35,000 was due upon signing and principal and interest payments of $20,000 are due on a quarterly basis through November of 2004. On that date all remaining principal and interest outstanding was due. This note had an interest rate of 8% and was guaranteed by the Chief Executive Officer of the Company.

In addition to the note, the Company issued a warrant to purchase up to $1,000,000 of the Company’s common stock not to exceed 2,300,000 shares. The exercise price of the warrant is 50% of the average stock price for 10 consecutive days immediately prior to the exercise, but not less than $0.30 per share. The warrant is exercisable in thirds after specific number of days following the earlier of i) the Company receiving an Effectiveness Notice confirming the completion of a registration statement filed with the Securities and Exchange Commission or ii) one year from the date of issue. The Company allocates the proceeds received from debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $262,755 and will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the year ended March 31, 2004, the Company recognized $262,755 in interest expense related to the accretion of the debt discount.

On October 8, 2003 the full amount of the note and all accrued interest was paid in full.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

7.	Commitments and Contingencies

Leases

The Company leases an office in Houston, Texas under an operating lease agreement that expires in July 2007. Rent expense was $146,845 and $111,130 for the years ended March 31, 2004 and 2003, respectively.

Future minimum lease payments under operating and capital leases at March 31, 2003 were as follows:

Year Ended	Operating
March 31,	Lease
2005	$199,533
2006	202,233
2007	211,831
2008	53,063

$666,660

Employment Agreements

On April 2, April 2, May 13 and September 26, 2003, the Company entered into employment agreements with its President and Chief Operating Officer, Senior Vice President and Chief Technology Officer, Chief Executive Officer and Chairman of the Board, and Vice President Business Development and General Counsel, respectively. Each employment agreement is for a term of three years. Annual base salaries for these four members of senior management are $175,000, $150,000, $200,000 and $150,000, respectively.

Litigation

On July 19, 2002, an individual and former director of US Dataworks, H. J. Frazier, filed a lawsuit against US Dataworks in Los Angeles Superior Court alleging breach of debenture agreement. In the complaint, the plaintiff sought damages in the amount of $275,000, plus prejudgment interest and cost of suit. US Dataworks and Mr. Frazier reached a settlement pursuant to which US Dataworks made make monthly payments in the amount of $23,800 per month through March 1, 2003. On March 1, 2003, US Dataworks made monthly payments in the amount of $26,167 through August 1, 2003. US Dataworks also agreed to pay Mr. Frazier’s attorney’s fees and costs, up to a maximum of $5,000, and reimburse Mr. Frazier for the cost of the suit. Upon payment in full, Mr. Frazier will dismiss the lawsuit with prejudice. On August 1, 2003, the settlement amount was paid in full and the lawsuit has been dismissed.

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

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

8.	Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 authorized shares of $0.0001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

Convertible Series A Preferred Stock

The Company has 800,000 authorized shares of $0.0001 par value convertible Series A preferred stock. On April 11, 2000, the Company issued 800,000 shares of its voting convertible Series A preferred stock (the “Series A”) to an investor for gross proceeds of $2,000,000. On May 19, 2000, the Company redeemed 160,000 shares of the Series A for $400,000. The Series A has a liquidation preference of $2.50 per share and carries a 15% cumulative dividend payable on each April 1 and October 1. The Company has the right to redeem the Series A at any time after issuance at a redemption price of $2.70 per share, plus any accrued but unpaid dividends, except if the Company redeems the Series A within 60 days of issuance, the redemption price shall be $2.50. The Series A is convertible into shares of common stock as determined by dividing $2.50 by 60% of the average closing bid price of the Company’s common stock for the 10 trading days prior to the conversion.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company’s stock price on the date of issuance of the Series A preferred stock is considered to be a beneficial conversion feature and is treated in a manner similar to a dividend to the Series A preferred shareholders. In connection with the issuance of the Series A preferred shares, as of the date of issuance on April 11, 2000, the Company has recorded an amount of $1,132,654 as the value of the conversion feature granted to the Series A preferred shareholders.

In four separate conversions in the period May through October 2003, and pursuant to the Series A conversion terms, the holder converted all 640,000 outstanding shares of the Series A preferred and was issued 1,994,286 shares of the Company’s common stock. Prior to the first conversion in May, 2003, the Series A preferred shares had $501,028 accumulated, undeclared dividends. In accordance with the Series A conversion terms, all accumulated, undeclared dividends were forfeited by the holder upon conversion.

Convertible Series B Preferred Stock

The Company has 700,000 authorized shares of $0.0001 par value convertible Series B preferred stock.

In August and October 2000, the Company issued 509,333 and 133,666 units respectively, in a private placement for gross proceeds of $382,000 and $100,250, respectively. Each unit consisted of one share of its voting convertible Series B preferred stock (the “Series B”) and a warrant to purchase one share of the Company’s common stock. The Series B has a liquidation preference of $0.75 per share and carries a 10% cumulative dividend payable on each March 1 and September 1. The Company has the right to redeem the Series B at any time after issuance at a redemption price of $0.83 per share, plus any accrued but unpaid dividends. The Series B is convertible upon issuance into common stock at $3.75 per share. The warrant entitles the holder to purchase one share of the Company’s common stock at $6.25 per share, which represents 115% of the market value of the Company’s stock at the closing date.

In May 2001, an investor in the Company’s convertible Series B preferred stock rescinded its acquisition and returned 13,333 shares and warrants for the purchase of 2,667 shares of common stock to the Company in exchange for the return of its investment of $10,000.

At March 31, 2004, there were accumulated, undeclared dividends in arrears of $147,028 or $0.23 per share.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

Common Stock

Financing Agreement

On June 30, 2003, the Company entered into an agreement with an institutional investor for an equity line financing of up to $4,000,000. The institutional investor has agreed to purchase the Company’s common stock at 87% to 92% percent of the volume weighted average price on the date in question during each draw down pricing period, subject to certain adjustments as set forth in the agreement. The Company may sell up to $4,000,000 of its common stock, with a minimum commitment of $1,500,000, to the institutional investor under the equity line on trading days on which our closing price per share is $0.50 or more. Subject to the satisfaction of the minimum closing price and certain other conditions, the Company has the right to determine the timing and amount of each sale so long as the sale will not cause the institutional investor to own more than 4.999% of the Company’s outstanding common stock. Pursuant to a registration rights agreement, the Company has filed a registration statement for the resale of the shares of its common stock issued to the institutional investor in connection with the equity line.

Subsequent to March 31, 2004, the Company and the institutional investor have agreed to terminate the equity line financing in consideration of the Company issuing to the investor 136,861 common shares which were issued in May 2004.

Common Stock and Warrants

During the year ended March 31, 2004, the Company completed the following:

•	In April 2003, the Company issued 72,486 shares of common stock that it had committed to issue during the year ended March 31, 2003.

•	During the year ended March 31, 2004, $657,547 of convertible promissory notes and accrued interest thereon were converted into 850,671 shares of common stock based upon a conversion price equal to 80% of the average closing price for the 20 trading days immediately preceding the conversion date.

•	On June 25, 2003, we amended four convertible promissory notes totaling $887,500 that were issued in March 2001 such that 80.37% of the outstanding principal and accrued and unpaid interest converted into 2,088,949 shares of the Company’s common stock at a conversion price of $0.35 per share. At the holder’s option on September 30, 2003, the remaining principal balance plus accrued interest converted at an exercise price of $0.35 per share into 510,157 shares.

•	In June 2003, the Company issued to an accredited investor an 8% Convertible Promissory Note for $200,000, and also issued warrants to purchase 40,000 shares of the Company’s common stock at an exercise price $0.35. In June 2003, the $200,000 Convertible Promissory Note was converted into 571,429 shares pursuant to terms of the note. On June 30, 2003, in accordance with the terms of the warrant, the investor elected to exercise the warrant through a net issuance. As a result, an additional 27,273 shares of common stock were issued to the investor.

•	On June 30, 2003, the Company agreed to sell to five accredited investors an aggregate of 1,111,112 shares of its common stock for an aggregate purchase price of $500,000 pursuant to a Securities Purchase Agreement. The investors purchased these shares from the Company on July 9, 2003. In connection with this agreement, the Company issued warrants to purchase an aggregate of 150,000 shares of our common stock with an exercise price of $1.34 per share. The warrants may be exercised at any time. On August 4, 2003, the five accredited investors agreed to surrender their common stock in exchange for convertible promissory notes totaling $500,000, due August 4, 2004, with interest at 10% per annum, and warrants to purchase an additional 10,000 shares of common stock with an exercise price of $1.34 per share. The warrants may be exercised at any time after August 4, 2003. The promissory notes are convertible into common stock at $0.45 per share. On

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

September 15, 2003, one of the investors elected to convert his promissory note for $250,000 into common shares and was issued 555,556 shares of common stock prior to September 30, 2003. The non-cash expense of this stock repurchase of $45,693 has been recorded as financing costs for the year ended March 31, 2004.

•	In July 2003, the Company renegotiated the terms of $1,353,000 of 12% per annum demand promissory notes due the Company’s Chief Executive Officer, Mr. Ramey. The note agreements were entered into during fiscal 2002 and 2003 to fund the Company’s operations. In exchange for the 12% demand notes, the Company issued Mr. Ramey a new promissory note bearing interest at 7% per annum, maturing July 10, 2004, and convertible into shares of common stock at a conversion price of $0.80 per share. Mr. Ramey was also issued a warrant to purchase 1,691,250 shares of common stock at an exercise price of $0.80 per share. The excess of the fair value of the beneficial conversion feature of the note and the fair value of the warrants over the carrying amount of the debt is $1,722,631 and has been recorded as a loss on extinguishment of debt-related party for the year ended March 31, 2004.

•	In September 2003, the Company successfully negotiated the conversion of $834,168 of remaining debt related to discontinued operations. In exchange for the debt, the holder was issued 417,084 shares of common stock and a warrant to purchase 208,542 shares of common stock at an exercise price of $2 per share. The excess of the fair value of the shares and warrants issued over the carrying amount of the debt is $635,259 and has been recorded as a loss on extinguishment of debt for the year ended March 31, 2004.

•	In October 2003, the Company sold 1,825,000 shares of common stock (“Common Stock”) for an aggregate purchase price of $3,650,000, and sold $575,0000 aggregate principal amount of 1% Convertible Debentures (the “Debentures”). In connection with the sale of the Common Stock and Debentures, the Company also issued warrants to purchase 1,056,250 shares of Common Stock (the “Warrants,” and collectively, with the Common Stock and Debentures, the “Securities”) in a private placement to 11 institutional investors. The maturity date of the Debentures is October 2, 2004. The sale of the Securities resulted in gross proceeds to the Company, prior to the exercise of the Warrants, of approximately $4.2 million. Using the Black-Scholes method, the Company has assigned $2,007,286 of these proceeds to the value of the Warrants issued in connection with the Securities, of which $185,195 has been assigned to the fair value of the Warrants issued in connection with the Debentures. The Debentures are convertible into Common Stock at a conversion price of $2.00 per share (the “Conversion Price”), subject to standard anti-dilution adjustments. The Warrants are fully vested and exercisable at any time until October 2, 2006 at an exercise price of $2.00 per share (the “Exercise Price”), subject to standard anti-dilution adjustments. In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company’s stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated redemption date. The Company has calculated the beneficial conversion feature of the Debentures to be $389,805.

•	During the year ended March 31, 2004, pursuant to the Series A Convertible Preferred Stock conversion terms, the holder converted 640,000 shares of Series A Convertible Preferred Stock and the Company issued 1,994,285 shares of the Company’s common stock.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

Common Stock and Warrants as a Financing Cost

•	During the year ended March 31, 2003, the Company issued 89,027 shares of common stock to a convertible promissory note holder as compensation for the note holder to extend the maturity date of certain promissory notes with the Company.

•	In May and June 2003, the Company issued warrants to purchase 568,000 shares of common stock to several note holders as consideration for the note holders extending the maturity date of $887,500 of their promissory notes with the Company. Under the terms of the agreement, the holders exercised the warrants through a net issuance exercise. By doing so, the aggregate number of shares issued due to the exercise of the warrants was 387,273 shares of common stock. These shares were issued on July 2, 2003.

•	In June 2003, as partial settlement of an existing note and warrant agreement, the Company issued a warrant to purchase up to $1,000,000 of the Company’s common stock not to exceed 2,300,000 shares. The exercise price of the warrant is 50% of the average stock price for 10 consecutive days immediately prior to the exercise, but not less than $0.06 per share. The warrant is exercisable in thirds after specific amounts of days following the earlier of (i) the Company receiving an effectiveness notice confirming the completion of a registration statement filed with the Securities and Exchange Commission or (ii) one year from the date of issue. In April 2004, the Company received an effectiveness notice of a registration statement from the Securities and Exchange Commission and the maximum number of shares that the investor may purchase pursuant to this warrant agreement was determined to be 477,783 shares.

Common Stock and Warrants Issued for Services

During the year ended March 31, 2004, the Company completed the following:

•	The Company issued 23,446 shares pursuant to two professional service agreements. The value of the services received has been determined based upon the current market price of the Company’s common stock issued in exchange for the services. The aggregate value of these shares, $73,831.18, has been included as operating expenses in the statement of operations for the year ended March 31, 2004.

•	In July 2003, the Company entered into an agreement for financial advisory and strategic/competitive advisory services and issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.15 per share. The warrant is exercisable through June 30, 2006. Using the Black-Scholes valuation model, the Company has determined the value of the warrant to be $96,750. This amount has been included as operating expenses in the statement of operations for the year ended March 31, 2004.

During the year ended March 31, 2003, the Company completed the following:

•	The Company issued 1,008,750 shares of common stock for services rendered valued at $223,015, which was the fair market value of the services rendered. The aggregate value of these shares has been included as operating expenses in the statement of operations for the year ended March 31, 2003.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

Stock Options

In August 1999, the Company implemented its 1999 Stock Option Plan (the “1999 Plan”). In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”), which amends and restates the 1999 Plan. Under the 2000 Plan, the maximum aggregate number of shares which may be granted is 4,000,000. The exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying period and expire 10 years form the date of vesting. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting.

During the years ended March 31, 2004 and 2003, the Company granted 2,772,500 and 122,000 stock options, respectively, to certain employees that may be exercised at prices ranging between $2.95 and $0.55. In September 2003, the Company granted 50,000 non-qualified stock options to a non-employee financial consulting firm. These 50,000 options were granted for financial advisory and consulting services, vest through September 2006 and have an exercise price equal to the fair market value on the date of grant of the option. Using the Black-Scholes valuation model, the Company has determined the value of these 50,000 options to be approximately $110,000 and this amount will be recognized in the statement of operations as consulting services expense over the vesting period of the options.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, March 31, 2002	580,000	$8.15	229,050	$16.80
Granted	122,000	$1.00	—	$—
Forfeited/canceled	(420,000)	$8.20	(85,700)	$15.00
Outstanding, March 31, 2003	282,000	$3.85	143,350	$16.78
Granted	2,242,500	$1.70	580,000	$0.55
Exercised	(28,750)	$1.15	(19,000)	$2.50
Forfeited/canceled	(2,000)	$6.25	(10,250)	$11.69
Outstanding, March 31, 2004	2,493,750	$1.95	694,100	$3.68
Exercisable, March 31, 2004	1,154,087	$1.78	114,100	$20.04

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at March 31, 2004 were 8.8 years and $2.34, respectively. The exercise prices for the options outstanding at March 31, 2004 ranged from $0.55 to $50, and information relating to these options is as follows:

					Weighted-
			Weighted-		Average
			Average	Weighted	Exercise
Range of	Stock	Stock	Remaining	-Average	Price of
Exercise	Options	Options	Contractual	Exercise	Options
Prices	Outstanding	Exercisable	Life	Price	Exercisable
$0.55 - 2.00	1,877,250	871,250	9.06 years	$0.70	$0.83
$2.01 - 3.00	1,055,500	141,837	9.46 years	$2.79	$2.87
$3.01- 50.00	255,100	255,100	4.17 years	$12.56	$12.56
	3,187,850	1,268,187

9.	Income Taxes

The tax effects of temporary differences that give rise to deferred taxes at March 31, 2004 were as follows:

Deferred tax assets:
United States federal net operating loss carryforwards	$6,892,351
Effect of state net operating loss carryforwards	674,822
Deferred Revenue	59,367
Accrued liabilities	67,023

Total deferred tax assets	7,693,563
Valuation allowance	(7,602,835)
Deferred tax assets	90,728
Deferred tax liability — Basis of property and equipment	(90,728)

Net deferred tax assets	$—

The valuation allowance increased by $2,097,093 during the year ended March 31, 2004 and increased by $987,401 during the year ended March 31, 2003. At March 31, 2004, the Company had approximately $20,452,000 of federal net operating loss carryforwards attributable to losses incurred since the Company’s inception that may be offset against future taxable income through 2024. Because United States tax laws and the tax laws of most states limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Based on such limitations, the Company has significant NOL carryforwards for which realization of tax benefits is uncertain. Further, the benefit from utilization of NOL carryforwards could be subject to limitations if material ownership changes occur in the Company. For the years ended March 31, 2004 and 2003, the Company recognized revisions to deferred tax

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

assets with offsetting revisions to the valuation allowance that resulted in an insignificant net change in the aggregate of total deferred tax assets less the valuation allowance.

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as follows:

	2004	2003
Income tax benefit at federal statutory rate	34.0%	34.0%
Non-deductible interest expense from beneficial conversion feature and issuance of common stock and stock warrants	(5.3)	(7.2)
Non-deductible compensation expense arising from issuance of common stock and stock warrants	(0.9)	—
Return to provision adjustment	—	3.0
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	(29.6)	(31.9)
State income taxes	3.0	2.1
Other	(1.2)	—

Total	—%	—%

10.	Related Party Transactions

On July 12, 2000, the Company issued a promissory note for $1,127,500 to purchase certain capitalized software valued at $1,040,000 and telephone equipment valued at $87,500. The note was issued to an affiliated company whose significant shareholders are also significant shareholders of the Company. On April 2, 2001, the Company refinanced the note payable with the affiliate. The new note is for $1,315,000, which includes the previous note for $1,127,500, accrued interest for $136,000, and $51,500 of the amount due to a related party as of March 31, 2001. In December 2001, the software and equipment were written off. In March 2003, the telephone equipment was written off as it was no longer being used. At March 31, 2003, the outstanding balance on the note payable was $961,627, which was included in net liabilities of discontinued operations. In September 2003, the Company successfully negotiated the conversion of $834,168 of remaining debt related to discontinued operations. In exchange for the debt, the holder was issued 417,084 shares of common stock and a warrant to purchase 208,542 shares of common stock at an exercise price of $2 per share. The excess of the fair value of the shares and warrants issued over the carrying amount of the debt was $635,259 and has been recorded as a loss on extinguishment of debt in the statement of operations for the year ended March 31, 2004.

During the year ended March 31, 2003 the Company incurred expenses of approximately $70,000 for accounting and bookkeeping services from an individual that is related to an officer of the Company.

During the year ended March 31, 2004 the Company guaranteed a bank loan in the amount of $150,000 to an officer of the Company related to the officer’s hiring and relocation of his residence from California to Houston, Texas. Subsequent to March 31, 2004 the loan was fully repaid by the officer and the Company’s guarantee was released. There is no liability recorded in the Company’s balance sheet as of March 31, 2004 as the fair value of the guarantee was minimal.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

11.	Subsequent Events

Conversions of Convertible Promissory Notes

In June of 2004, $100,000 of convertible promissory notes and $10,000 of accrued interest thereon were converted into 244,446 shares of common stock pursuant to the terms of the notes.

Sale of Common Stock and Warrants

In April 2004, the Company completed a private placement of $4.65 million with certain major institutional investment funds. Under terms of the agreement, the Company issued 2.89 million shares of common stock. In addition, the Company issued warrants to purchase up to 3.61 million shares of common stock at an exercise price of $1.61 per share.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     As disclosed in our current report on Form 8-K filed June 17, 2003, we changed independent accountants effective June 11, 2003.

Item 8A. Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective alerting them on a timely basis to material information relating to US Dataworks that is required to be included in our periodic filings under the Exchange Act.

     There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors and Executive Officers of the Registrant.

Organization of the Board of Directors.

     Our directors are divided into three classes designated Class I, Class II and Class III. Each class consists, as nearly as possible, of one-third of the total number of directors constituting the entire Board of Directors. Under our Bylaws, Class III directors will serve until the annual meeting of stockholders in 2005. At the 2003 annual meeting of stockholders, Class I directors were elected for a term expiring at the 2006 Annual Meeting of Stockholders. The Class II directors serve for a term expiring at the 2004 annual meeting of stockholders. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting shall be elected for a term expiring at the third succeeding annual meeting. Each director holds office until the annual meeting for the year in which his term expires and until his successor has been elected and qualified.

     As of June 18, 2004, our directors were as follows:

Name	Class	Age	Position(s)
Charles E. Ramey	Class III	63	Chief Executive Officer and Director
Terry Stepanik	Class III	53	President, Chief Operating Officer and Director
Joe Abrell	Class I	69	Director
John L. Nicholson, MD	Class I	69	Director
Hayden D. Watson	Class II	55	Director
Thomas L. West Jr.	Class II	66	Director

     Charles E. Ramey has served as a director since July 2001 and became our Chief Executive Officer in December 2001. Prior to joining US Dataworks, Mr. Ramey was a private investor from December 1998 through July 2001 and was President and co-founder of PaymentNet Inc., now Signio Inc., an outsourced e-commerce payment processing company, from April 1996 to December 1998.

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

     Joe Abrell has served as a director since October 1999. From July 1997 until his retirement in December 1999, he served as a consultant at PrimeCo Personal Communications, a wireless technology company. From July 1986 to December 1999, he operated his own public relations and marketing firm, Joe Abrell, Inc.

     John L Nicholson, MD has served as a director since September 2002. He has been in private practice since 1969. Dr. Nicholson brings an entrepreneurial perspective and seasoned business experience to the Board of Directors. He has been an investor in several companies, including US Dataworks, Inc. Dr. Nicholson has served on many local, state, and national medical organizations and has been an Associate Clinical Professor at Stanford University since 1969

     Hayden D. Watson has served as a director since September 2002. In May 1999, he founded The Mariner Group, Inc., a banking investment and management consulting company, where he serves as President. From December 1996 to May 1999, Mr. Watson served as Managing Director of Bank Operations for Fleet Financial Group, now FleetBoston Financial Corporation, a financial holding company.

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

Audit Committee

     We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act by the Board of Directors for the purpose of overseeing our accounting and financial reporting processes and our audits and financial statements. The Audit Committee, which held nine meetings in fiscal year 2004, currently consists of Mr. Abrell, Dr. Nicholson and Mr. Watson, each of whom are qualified to serve on the Audit Committee under rules of the American Stock Exchange. Currently the Audit Committee does not have an audit committee financial expert. The Board of Directors and each of the members of the Audit Committee believe that the Audit Committee as presently comprised thoroughly and adequately performs its primary functions without a member designated as an audit committee financial expert. However, as our operations expand in the future, the Board and the Audit Committee will seek to add a member that is qualified to serve as an audit committee financial expert. The Audit Committee’s primary functions are to oversee the integrity of our financial statements, our compliance with legal and regulatory reporting requirements, appoint a firm of certified public accountants whose duty it is to audit our financial records for the fiscal year for which it is appointed, evaluate the qualifications and independence of the independent auditors, oversee the performance of our internal audit function and independent auditors, and determine the compensation and oversee the work of the independent auditors. It is not the duty of the Audit Committee to plan or conduct audits or to determine that our financial statements are complete and accurate and are prepared in accordance with generally accepted accounting principles. Management is responsible for preparing our financial statements, and the independent auditors are responsible for auditing those financial statements.

Executive Officers

     As of June 18, 2004, the following persons were our executive officers:

Name	Age	Position
Charles E. Ramey	63	Chief Executive Officer and Director
Terry Stepanik	53	President, Chief Operating Officer and Director
John Reiland	54	Chief Financial Officer
John J. Figone	44	Vice President of Business Operations and General Counsel
Mario Villarreal	34	Senior Vice President and Chief Technology Officer

     Information concerning Messrs. Ramey and Stepanik is provided under the section entitled “Organization of the Board of Directors.”

     John Reiland has served as our Chief Financial Officer since March 2003. Prior to joining US Dataworks, Mr. Reiland was an independent financial consultant providing senior financial and operational management services from September 2002 to March 2003. From March 2002 to September 2002, he was Interim Chief Executive Officer of New England Pantry, a master franchiser and operator of 53 convenience stores located in the greater Boston area. From November 2000 through February 2002, Mr. Reiland was President and Chief Executive Officer of ServiceIQ, Inc., a developer of service industry field work force software applications utilizing wireless handheld devices. Prior to joining ServiceIQ, Inc., he was Chief Financial Officer and Director of NEON Systems, Inc. , a computer software developer of mainframe integration adapters from June 1996 to October 2000. Mr. Reiland is a Certified Public Accountant.

     John J. Figone has served as of Vice President of Business Operations and General Counsel since September 2003. Prior to joining us, Mr. Figone served as legal counsel at Pillsbury Winthrop LLP for three years, as well as Ferrari, Olsen, Ottoboni & Bebb LLP. Mr. Figone worked for the City and County of San Francisco where he was in charge of Special Projects from 1998 to 1994. In 1994, Mr. Figone became Senior Negotiator for the City and County of San Francisco.

     Mario Villarreal has served as our Vice President and Chief Technology Officer since April 2001. In April 2004, he was named Senior Vice President. In November 1997, Mr. Villarreal co-founded US Dataworks, Inc., a Delaware corporation, and served as its Vice President from November 1997 to April 2001. From June 1991 to May 1997, Mr. Villarreal served as Manager of Systems Architecture Group at TeleCheck Services, Inc.

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

     Based solely on our review of copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, we believe that all of our officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2004.

Code of Ethics

     In April 2003, our Board of Directors adopted a Code of Business Conduct and Ethics governing its Chief Executive Officer, Chief Financial Officer, its other executive officers, the Board of Directors and employees. Our Code of Business Conduct and Ethics is available on our corporate website at http://www.usdataworks.com on the “Investor Relations” page under “Code of Business Conduct and Ethics”. We intend to disclose on our website any waivers or amendments to our Code of Business Conduct and Ethics within five business days of such action.

Item 10. Executive Compensation

Executive Compensation and Related Information

     The following table sets forth compensation for services rendered in all capacities to US Dataworks for the three fiscal years ended March 31, 2004 for our Chief Executive Officer and the four other most highly compensated executive officers as of March 31, 2004 whose total annual salary and bonus for fiscal 2004 exceeded $100,000 (collectively, the “Named Officers”).

Summary Compensation Table

					Long-Term
					Compensation
					Awards
					Securities
		Annual Compensation			Underlying	All Other
Name and Principal Position	Year	Salary($)		Bonus($)	Options(#)(1)	Compensation ($)
Charles E. Ramey	2004	200,000	(2)	—	400,000	—
Chief Executive Officer	2003	180,000	(2)	—	—	—
	2002	52,500		—	6,000	—
Terry Stepanik	2004	175,000	(3)	—	710,000	—
President and Chief Operating	2003	186,128	(3)	—	—	—
Officer	2002	158,792	(4)	—	45,000	—
John Reiland	2004	150,000		—	150,000	—
Chief Financial Officer(5)	2003	6,250		—	—	—
	2002	—		—	—	—
John J. Figone	2004	150,000		—	400,000	—
Vice President and	2003	—		—	—	—
General Counsel(6)	2002	—		—	—	—
Mario Villarreal	2004	150,000		—	710,000	—
Senior Vice President and	2003	120,000		5,000	—	—
Chief Technology Officer (7)	2002	115,385		—	45,000	3,460

(1)	All share amounts have been adjusted to reflect the one-for-five reverse stock split effective on September 29, 2003.

(2)	Mr. Ramey’s 2003 compensation includes $136,774 that was accrued but paid in 2004.

(3)	Mr. Stepanik’s 2003 compensation includes $66,128 sales commissions that were accrued but unpaid in 2003. Mr. Stepanik was paid $60,000 of these accrued unpaid sales commissions in 2004.

(4)	Includes $38,792 paid in sales commissions.

(5)	Mr. Reiland was appointed Chief Financial Officer in March 2003.

(6)	Mr. Figone was appointed Vice President Business Operations and General Counsel in September 2003.

(7)	On April 1, 2004, Mr. Villarreal’s annual base compensation was increased to $165,000.

Stock Options

     The following table provides summary information concerning stock options held as of March 31, 2004 by each of the executive officers.

Aggregate Fiscal Year-End Option Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options Held at		In-the-Money Options at
	Shares Acquired	Value	March 31, 2004 (#)		March 31, 2004 ($) (1)
Name	On Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles E. Ramey	—	—	406,000	—	372,580	—
Terry Stepanik	—	—	373,750	355,000	210,238	649,825
John S. Reiland	—	—	—	150,000	—	—
John J. Figone	—	—	—	400,000	—	—
Mario Villarreal	—	—	400,000	355,000	246,725	649,825

(1)	Calculated on the basis of the fair market value of the underlying securities at March 31, 2004 ($1.94 per share) as reported on the American Stock Exchange minus the exercise price.

Compensation of Directors

     We reimburse each non-employee director for reasonable expenses (such as travel and out of pocket expenses) incurred while attending meetings of the Board of Directors. Each non-employee director receives an option to purchase 36,000 shares of our common stock upon election, or re-election, as the case may be, to the Board of Directors by the stockholders. If elected to serve a term of less than three years, the non-employee director receives a pro rata portion of 36,000 shares. These options vest and become exercisable in three equal annual installments.

Employment Contracts, Termination of Employment and Change in Control Agreements

     On May 13, 2003, we entered into an employment agreement with Charles E. Ramey, pursuant to which he is employed as our Chief Executive Officer and Chairman of the Board of Directors at an annual base salary of $200,000 for a term of three years. The Agreement will automatically renew for successive one year terms unless either party gives timely notice of non-renewal. Pursuant to the terms of the agreement, Mr. Ramey received an option to purchase 394,000 shares of our common stock under the 2000 Plan at an exercise price of $1.00 per share. The option vests as to 280,000 shares on May 20, 2003 and the remaining shares vest on January 1, 2004. Mr. Ramey was also entitled to receive an option to purchase 6,000 shares of our common stock under the 2000 Plan at an exercise price equal to $2.95 per share. This option became fully vested on January 1, 2004. Mr. Ramey is also eligible to receive a bonus at the discretion of the Board of Directors.

     In the event of a change of control, all of Mr. Ramey’s options will become fully vested and exercisable. If Mr. Ramey is terminated, other than for cause, or resigns within 10 days following a material decrease in title within six months following a change of control, Mr. Ramey is entitled to receive a lump sum payment equal to two times his annual base salary and all his options shall become fully vested, subject to compliance with certain ongoing obligations and the delivery of a release to us. If Mr. Ramey resigns within 10 days following a material decrease in title by the Company’s Board of Directors, other than for cause, 50% of Mr. Ramey’s unvested options will become fully vested.

     On April 2, 2003, we entered into an employment agreement with Terry Stepanik, pursuant to which he is employed as our President and Chief Operating Officer at an annual base salary of $175,000 for a term of three years. The agreement will automatically renew for successive one year terms unless either party gives timely notice of non renewal. Pursuant to the terms of the agreement, Mr. Stepanik received an option to purchase 355,000 shares of our common stock under the Amended and Restated 2000 Stock Option Plan, or 2000 Plan, at an exercise price of $0.55 per share. The option vests as to 177,500 shares on December 31, 2003 and the remaining shares vest on April 2, 2004. Mr. Stepanik was also granted an option to purchase 290,000 shares of our common stock outside the 2000 Plan at an exercise price of $0.55 per share and an option to purchase 65,000 shares of our common stock under the 2000 Plan at an exercise price of $2.95 per share. These options vest as to 145,000 shares and 32,500 shares, respectively, on March 31, 2005 and the remaining shares under both options vest on March 31, 2006. Pursuant to his employment agreement, Mr. Stepanik also received an option to purchase 290,000 shares of our common stock outside the 2000 Plan on April 26, 2004 at an exercise price of $1.49 per share which amount was the fair market value of our common stock on the date of grant. This option will vest as to 145,000 shares on March 31, 2005 and the remaining shares will vest on March 31, 2006. Mr. Stepanik is also eligible to receive an annual bonus equal to 5% of our earnings before interest, taxes, depreciation and amortization, not to exceed 1.5 times his annual base salary, plus such additional amount as determined by the Board of Directors in its sole discretion.

     In the event of a change of control, all of Mr. Stepanik’s options will become fully vested and exercisable. If Mr. Stepanik is terminated, other than for cause, or resigns within 10 days following a material decrease in title within six months following a change of control, he is entitled to receive a lump sum payment equal to two times his annual base salary and all his options will become fully vested, subject to compliance with certain ongoing obligations and the delivery of a release to us. If Mr. Stepanik resigns within 10 days following a material decrease in title by our Board of Directors, other than for cause, 50% of Mr. Stepanik’s unvested options will become fully vested.

     On April 2, 2003, we also entered into an employment agreement with Mario Villarreal, pursuant to which he is employed as our Senior Vice President-Chief Technology Officer at an annual base salary of $150,000 for a term of three years. The agreement will automatically renew for successive one year terms unless either party gives timely notice of non renewal. Pursuant to the terms of the agreement, Mr. Villarreal received an option to purchase 355,000 shares of our common stock under the 2000 Plan at an exercise price of $0.55 per share. The option vests as to 177,500 shares on April 25, 2003 and the remaining shares vest on April 2, 2004. Mr. Villarreal was also granted an option to purchase 290,000 shares of our common stock outside the 2000 Plan at an exercise price of $0.55 per share and an option to purchase 65,000 shares of our common stock under the 2000 Plan at an exercise price of $2.95 per share. These options vest as to 145,000 shares and 32,500 shares, respectively, on March 31, 2005 and the remaining shares under both options vest on March 31, 2006. Pursuant to his employment agreement, Mr. Villarreal also received an option to purchase 290,000 shares of our common stock outside the 2000 Plan on April 26, 2004 at an exercise price of $1.49 per share which amount was the fair market value of our common stock on the date of grant. This option will vest as to 145,000 shares on March 31, 2005 and the remaining shares vest on March 31, 2006. Mr. Villarreal is also eligible to receive an annual bonus equal to 3% of our earnings before interest, taxes, depreciation and amortization, not to exceed 1.5 times his annual base salary, plus such additional amount as determined by the Board of Directors in its sole discretion.

     In the event of a change of control, all of Mr. Villarreal’s options will become fully vested and exercisable. If Mr. Villarreal is terminated, other than for cause, or resigns within 10 days following a material decrease in title within six months following a change of control, he is entitled to receive a lump sum payment equal to two times his annual base salary and all his options shall become fully vested, subject to compliance with certain ongoing obligations and the delivery of a release to us. If Mr. Villarreal resigns within 10 days following a material decrease in title by our Board of Directors, other than for cause, 50% of Mr. Villarreal’s unvested options will become fully vested.

     On September 26, 2003, we entered into an employment agreement with John J. Figone, pursuant to which he is employed as our Vice President Business Development and General Counsel at an annual base salary of $150,000 for a term of three years. The agreement will automatically renew for successive one year terms unless either party gives 90 days prior written notice of non renewal. Pursuant to the terms of the agreement, Mr. Figone received an option to purchase 400,000 shares of our common stock under the 2000 Plan at an exercise price of $2.70 per share which amount was the fair market value of our common stock on the date of grant. The option vests as to 100,000 shares on September 26, 2004, 150,000 shares on September 26, 2005, and 150,000 shares on September 26, 2006. Subject to approval of the Compensation Committee, Mr. Figone will also be granted an option to purchase an additional 400,000 shares of our common stock under the 2000 Plan on September 26, 2006, at an exercise price of equal to the fair market value of our common stock on the date of grant. These options vest as to 200,000 shares on September 26, 2007 and the remaining shares will vest on September 26, 2008. Mr. Figone is also eligible to receive an annual bonus equal to 33% of his annual base salary based upon the achievement of our corporate goals as established and determined by the Board annually and for other achievements by us or Mr. Figone during the year as approved by the Compensation Committee.

     If Mr. Figone has not received the additional options to purchase 400,000 shares described above before a change of control, he will be entitled to a cash bonus at that time equal to the appreciation of the value of 400,000 shares of our common stock subsequent to September 26, 2003. If Mr. Figone is terminated, other than for cause, or resigns within 10 days following a material decrease in title within six months following a change of control, he is entitled to receive a lump sum payment equal to two times his annual base salary and all his options will become fully vested, subject to compliance with certain ongoing obligations and the delivery of a release to us. If Mr. Figone resigns within 10 days following a material decrease in title by our Board of Directors, other than for cause, 50% of Mr. Figone’s unvested options will become fully vested.

     On March 17, 2003, we entered into an employment agreement with John S. Reiland, pursuant to which he is employed as our Chief Financial Officer at an annual base salary of $150,000. Either party may terminate the agreement with at least thirty days prior written notice. In the event Mr. Reiland is terminated, other than for cause, he is entitled to receive a lump sum payment equal to two months base salary and all his options and cash bonuses, if any, will become fully vested and payable.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of June 18, 2004, as to shares of our common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of any class of our capital stock, (ii) each of our Named Officers, (iii) each of our directors and each nominee for director and (iv) all of our current directors and executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o US Dataworks, Inc., 5301 Hollister Road, Suite 250, Houston, Texas 77040. All share amounts have been adjusted to reflect the one-for-five reverse stock split effective on September 29, 2003.

	Amount and Nature of Beneficial Ownership
			Right To
		Shares of	Acquire
	Shares of	Series B	Beneficial		Percentage of Class
	Common	Preferred	Ownership of		Beneficially Owned		Percentage of Voting
	Stock	Stock	Common Stock	Total			Securities
Name and Address of	Beneficially	Beneficially	within 60 days	Common		Series B	Beneficially
Beneficial Owner	Owned	Owned	of June 18, 2004	Stock	Stock (2)	Preferred Stock	Owned(1)(2)
5% Stockholders
Mark Deveau	33,070	56,000	4,500	37,570	*	8.9%	*
Harvey M. Gammon(3)	43,270	280,000	42,000	85,270	*	44.5	*
Thomas & Lois Gibbons	59,716	67,000	10,050	69,766	*	10.6	*
Yeshwant Mehta(4)	54,388	79,999	12,000	66,388	*	12.7	*
Named Officers and Directors
Charles E. Ramey	2,050,210	*	2,097,250	4,147,460	14.6	*	14.5
Terry Stepanik	267,586	*	350,850	618,436	2.3	*	2.3
John S. Reiland	5,000	*	*	5,000	*	*	*
John J. Figone	750	*	*	750	*	*	*
Mario Villarreal	101,670	*	400,763	502,433	1.9	*	1.9
Joe Abrell	1,000	*	65,000	66,000	*	*	*
John L. Nicholson(5)	313,146	133,334	61,409	374,555	1.4	21.2	1.5
Hayden D. Watson	—	*	32,000	32,000	*	*	*
Thomas L. West, Jr.	18,000	*	32,000	50,000	*	*	*
All current directors and executive officers as a group (9 persons)	2,757,362	133,334	3,039,272	5,796,634	19.7	21.2	22.0

*	Amount represents less than 1% of our common stock.

(1)	To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them, subject to community property law, where applicable, and the information contained in the footnotes to this table.

(2)	Applicable percentage ownership of common stock is based on 26,333,144 shares of common stock issued and outstanding as of June 18, 2004. Series B Preferred Stock is based on 629,666 shares of Series B Preferred Stock outstanding on June 18, 2004. Applicable percentage ownership of voting securities is based on 26,459,077 shares of common stock issued and outstanding as of June 18, 2004, including shares of Series B Preferred Stock convertible into common stock. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock, held by that person, that are currently exercisable or exercisable within 60 days of June 18, 2004 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of another person.

(3)	Includes 25,873 shares held by the Sterling Trust Company Trustee FBO Harvey M. Gammon.

(4)	Includes 25,202 shares held by the Sterling Trust Company Trustee FBO Yeshwant Mehta.

(5)	Includes 165,454 shares held by J.L. Nicholson MD Inc. 401-K FBO John L. Nicholson, 50,000 shares held by JLN Trust DTD April 26, 2001 and 55,031 shares held by John L. Nicholson MD Inc. FBO John L. Nicholson.

Equity Compensation Plan Information

     The following table sets forth certain information as to our equity compensation plans for fiscal 2004. All share amounts have been adjusted to reflect the one-for-five reverse stock split effective on September 29, 2003.

			Number of securities
			remaining available for
	Number of securities to be	Weighted average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by the stockholders	2,493,750	$1.95	5,506,250
Equity compensation plans not approved by the stockholders	694,100	$3.68	—

Total	3,187,850	$2.34	5,506,250

     The Amended and Restated 2000 Stock Option Plan is our only equity compensation plan that has been approved by the stockholders. We have also granted non-statutory stock options to purchase shares of our common stock pursuant to stock option agreements. These grants were made outside of our 2000 Stock Option Plan. The exercise prices of these options were equal to the fair market value of our common stock on the date of grant. These options vest over periods up to two years from the date of grant and have a duration of five years (114,100) and ten years (580,000). The exercise price may be paid in cash or by a net issuance.

Item 12. Certain Relationships and Related Transactions

     In connection with Mr. Figone’s relocation to the Company’s headquarters in Houston, Texas in August 2003, the Company guaranteed a personal loan with Southwest Bank of Texas on his behalf. As of March 31, 2004, $150,000 was outstanding. The loan guaranteed by the Company bears interest at 3.85%. On May 20, 2004, Mr. Figone repaid the principal and accrued interest in full. Accordingly, the Company is no longer a guarantor of the loan.

     All share amounts and per share prices discussed below have been adjusted to reflect the one-for-five reverse stock split effective on September 29, 2003.

     We, through our predecessor-in-interests, acquired US Dataworks, Inc., a Delaware corporation, on March 31, 2001, with an effective date of April 2, 2001 through a Share Exchange Agreement. Terry Stepanik and Mario Villarreal, co-founders of the Delaware company, received 199,467 shares of our common stock and 64,533 shares of our common stock, respectively, and a warrant to purchase 13,600 shares and 4,400 shares of our common stock, respectively, at an exercise price of $3.65 per share. One of the liabilities of this Delaware company that was assumed by us was a promissory note in the principal amount of $1,315,000 in favor of Allstate Communications, Inc.

     In connection with the acquisition of the Delaware company, David Baeza, our former Chief Executive Officer and former Chief Marketing Officer returned to us 152,800 shares of our common stock. In exchange for these shares, we issued to Mr. Baeza a promissory note in principal amount of $110,000. This promissory note bears an interest rate of 10% per annum. If prior to April 1, 2003, we raised a cumulative of $5,000,000 in gross proceeds from debt or equity financings, pursuant to the terms of the promissory note, the principal amount and accrued interest were to become due and payable. We did not raise $5,000,000 by April 1, 2003 and the principal amount and accrued interest of the promissory note was forgiven.

     On February 14, 2002, we entered into a settlement agreement with Allstate Communications, Inc. As part of this settlement, we transferred all rights in our application service provider technology software to Allstate Communications, Inc. and the warrants to purchase an aggregate of 664,000 shares of our common stock held by Messrs. Leventhal and Montelione were cancelled. In addition, Allstate Communications, Inc. and Messrs. Leventhal and Montelione forgave notes payable in the amount of $260,206 and we forgave notes payable in the amount of $300,519. We also agreed to pay the remainder of the amounts owed to Allstate Communications, Inc. and Messrs. Levental and Montelione, an aggregate of $1,150,000, out of proceeds from future equity financings. Of the $1,150,000 owed, $1,024,400 is pursuant to the promissory note assumed in connection with the acquisition of the Delaware company. On December 31, 2002, this promissory note was cancelled and we issued a new promissory note in the amount of $1,041,482 pursuant to Amendment Number 1 to Settlement Agreement. The promissory note was fully repaid at September 30, 2003 as a result of the conversion of the outstanding principal and accrued interest into 417,084 shares of common stock.

     During fiscal 2003 and 2002, we issued promissory notes in an aggregate principal amount of $1,353,000 to Mr. Ramey, our Chief Executive Officer bearing an interest rate of 12% per annum. On July 10, 2003, we consolidated these promissory notes into one promissory note for $1,353,000, bearing an interest rate of 7% per annum, pursuant to the Subordinated, Convertible Note and Warrant Agreement. The note proceeds were used to fund our business operations. This promissory note may be converted into shares of our common stock at a conversion price equal to the lesser of (i) $0.80 per share or (ii) the closing bid price of our common stock as listed on the American Stock Exchange on the trading day immediately prior to the date of a change of control of US Dataworks or the date of Mr. Ramey’s notice of voluntary conversion of the promissory note. In connection with this promissory note, we issued to Mr. Ramey a warrant to purchase 1,691,250 shares of our common stock at an exercise price of $0.80 per share. The principal amount and accrued interest is due and payable upon demand after July 10, 2004. As of September 30, 2003, Mr. Ramey elected to fully convert the promissory note and accrued interest of $21,277. On September 30, 2003, we issued Mr. Ramey 1,717,847 shares of our common stock pursuant to the conversion.

Item 13. Exhibits and Reports on Form 8-K

     (a) Exhibits:

     The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit
Number	Description of Document
3(i).1	Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

3(i).2	Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2000).

3(i).3	Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(1).3 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

3(i).4	Certificate of Amendment to Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(h) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2001).

3(i).5	Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-3 filed May 14, 2002).

3(ii)	Amended and Restated Bylaws. (incorporated by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002).

4.1	Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

4.2	Registration Rights Agreement dated as of June 30, 2003 between the Registrant and Icon Investors Ltd. (incorporate by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 10, 2003).

4.3	Finder’s Fee and Piggyback Registration Rights Agreement dated June 30, 2003 between the Registrant and Bridgewater Capital (incorporate by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.)

4.4	Registration Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporate by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB

Exhibit
Number	Description of Document
for the quarter ended September 30, 2003).

4.5	1% Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 9, 2003).

4.6	Form of Common Stock Purchase Agreement (incorporate by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 9, 2003).

4.7	Registration Rights Agreement, dated as of October 2, 2003, by and among the Registrant and the signatories thereto (incorporate by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 9, 2003).

10.1†	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-102840)).

10.2†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).

10.3	Lease Agreement dated as of November 18, 1997, by and between Allstate Dataworks, LLC and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.4	Second Addendum to Lease Contract dated as of October 28, 2000, by and between US Dataworks, Inc., a Delaware corporation, and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.5	Fourth Amendment to Lease Agreement dated as of May 14, 2002 by and between the Registrant and MLCV Hollister LP. (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.6	Form of Warrant Agreement between the Registrant and each of Messrs. Cooper, Shapiro, Stepanik and Villarreal. (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.7	Form of Warrant Agreement. (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.8	Form of Convertible Promissory Note. (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.9	Warrant Agreement for Common Stock of Sonicport, Inc. dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.10	Convertible Secured Promissory Note dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.11	Form of Promissory Note between the Registrant and each of David Baeza and Stanton Dodson. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.12†	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-102842)).

10.13†	Form of Director Stock Option Agreement (incorporate by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).

Exhibit
Number	Description of Document
10.14	Note and Warrant Purchase Agreement by and among the Registrant, Charles E. Ramey and LaJolla Cove LA Investors, Inc., dated June 6, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.15	Form of Warrant Agreement between the Registrant and La Jolla Cove LA Investors, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.16	Convertible Debenture and Warrant Agreement dated June 30, 2003 by and between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.17	Warrant Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.18	Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.19	Subordinated Convertible Note and Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.20	Venison Warrant Agreement dated June 25, 2003 between the Registrant and Barry Venison (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.21	Voting Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.22	Form of 8% Subordinated Promissory Note dated June 6, 2003 between the Registrant and La Jolla Cove Investors, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.23	5% Convertible Debenture between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.24	Convertible Subordinated Promissory Note dated July 10, 2003 between the Registrant and Charles Ramey. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.25	8% Convertible Promissory Note between the Registrant and Barry Venison. (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.26	Form of Note and Warrant Conversion Agreement dated June 25, 2003 between the Registrant and Barry Venison, Brad Friedel, John Barnes and Darren Ridge (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.27	Form of replacement Warrant Agreement between the Registrant and each of Barry Venison, Brad Friedel, John Barnes and Darren Ridge. (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.28	Promissory Note dated December 31, 2002 between the Registrant and ACI Communications holdings, Inc. f/k/a/ AllState Communications, Inc. . (incorporated by reference to Exhibit 10.15 to the Registrant’s

Exhibit
Number	Description of Document
Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.29	Amendment No. 1 to Settlement Agreement dated December 31, 2002 between the Registrant, Frank Montelione, Russel Leventhal, ACI Communications Holdings, Inc. f/k/a/ AllState Communications, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.30	Security Agreement dated December 31, 2002 between the Registrant and ACI Communications Holdings, Inc. f/k/a/ AllState Communications Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.31†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Mario Villarreal. (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.32†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.33†	Employment Agreement dated April 2, 2003 between the Registrant and Terry Stepanik (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.34†	Employment Agreement dated April 2, 2003 between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.35†	Employment Agreement dated May 13, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.36†	Employment Agreement dated April 2, 2003 between the Registrant and John J. Figone (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.37†	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.38	Common Stock Purchase and Warrant Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.39	Form of Common Stock Purchase and Warrant Agreement between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.40	Advisory Agreement dated June 6, 2003 between the Registrant and Merriman Curhan Ford & Co. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.41	Advisory Agreement dated July 2, 2003 between the Registrant and Merriman Curhan Ford & Co. (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form SB-2/A filed November 26, 2003 (File No. 333-108536)).

Exhibit
Number	Description of Document
10.42	Common Stock Purchase and Warrant Agreement dated as of October 2, 2003 between the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 9, 2003).

10.43	Convertible Debenture and Warrant Agreement dated as of October 2, 2003 between the Registrant and John Winfield IRA (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 9, 2003).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

†	Indicates management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     The Company has furnished a current report on Form 8-K on February 17, 2004 announcing under Item 12 its financial results for the quarter ended December 31, 2003.

     The Company has filed a current report on Form 8-K on May 20, 2004 announcing under Item 5 completion of a private placement of $4.65 million with certain major institutional funds.

     The Company has furnished a current report on Form 8-K on May 20, 2004 announcing under Item 12 its financial results for the quarter ended March 31, 2004.

     The Company has furnished a current report on Form 8-K on June 7, 2004 reporting under Item 12 a conference call to discuss the sales and earnings release for the fourth quarter of fiscal 2004.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Ham, Langston & Brezina, LLP for the audit of our financial statements for each of the fiscal years ended March 31, 2004 and March 31, 2003, and the reviews of the financial statements included in our Forms 10-QSB for such fiscal years were $50,500 and $34,000, respectively.

Audit-Related Fees

The aggregate fees billed in the fiscal year ended March 31, 2004 for assurance and related services rendered by Ham, Langston & Brezina, LLP that are related to the performance of the audit or review of our financial statements but not reportable as Audit Fees were $38,100. Audit-Related Fees in fiscal 2004 were primarily for review of the financial statements and other information contained in our SB-2 and S-3 filings with the SEC. There were no such fees billed for the fiscal year ended March 31, 2003.

Tax Fees

The aggregate fees billed for professional services rendered by Ham, Langston & Brezina, LLP for tax compliance, tax advice, and tax planning in the fiscal year ended March 31, 2004 were $7,600. Tax Fees in fiscal 2004 were incurred for: (i) preparation of the calendar 2002 Federal corporate tax return; (ii) preparation of state franchise tax returns; and (iii) consultation. There were no such fees billed for the fiscal year ended March 31, 2003.

All Other Fees

          There were no other fees billed for services rendered by Ham, Langston & Brezina, LLP not reportable as Audit Fees, Audit Related Fees or Tax Fees for each of the fiscal years ended March 31, 2004 and March 31, 2003.

Audit Committee Pre-Approval Policies

     The Audit Committee has established a policy intended to clearly define the scope of services performed by our independent auditors for non-audit services. This policy relates to audit services, audit-related services, tax and all other services which may be provided by our independent auditor and is intended to assure that such services do not impair the auditor’s independence. The policy requires the pre-approval by the Audit Committee of all services to be provided by our independent auditor. Under the policy, the Audit Committee will annually review and pre-approve the services that may be provided by the independent auditor without obtaining specific pre-approval from the Audit Committee or its designee. In addition, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated is required to report to the Audit Committee at its next meeting any services which such member or members has approved. The policy also provides that the Audit Committee will pre-approve the fee levels for all services to be provided by the independent auditor. Any proposed services exceeding these levels will require pre-approval by the Audit Committee.

     All of the services provided by our principal accounting firm described above under the captions Audit Fees, Audit-Related Fees and Tax Fees were approved in accordance with this policy and the Audit Committee has determined that the auditor independence has not been compromised as a result of providing these services and receiving the fees for such services as noted above.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has duly caused this Amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

US DATAWORKS, INC.

By:	/ s/ Charles E. Ramey

Charles E. Ramey
Chief Executive Officer

Date: June 29, 2004

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

Name	Title	Date
/ s/ Charles E. Ramey	Chief Executive Officer (Principal Executive Officer)	June 29, 2004
Charles E. Ramey	and Director

/s/ John S. Reiland	Chief Financial Officer (Principal Accounting and	June 29, 2004
John S. Reiland	Financial Officer)

/s/ Joe Abrell	Director	June 29, 2004
Joe Abrell

/s/ John L. Nicholson, M.D.	Director	June 29, 2004
John L. Nicholson, M.D.

/s/ Terry Stepanik	Director	June 29, 2004
Terry Stepanik

/s/ Hayden D. Watson	Director	June 29, 2004
Hayden D. Watson.

/s/ Thomas L. West, Jr.	Director	June 29, 2004
Thomas L. West, Jr.

EXHIBIT INDEX

Exhibit
Number	Description of Document
3(i).1	Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

3(i).2	Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2000).

3(i).3	Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(1).3 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

3(i).4	Certificate of Amendment to Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(h) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2001).

3(i).5	Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-3 filed May 14, 2002).

3(ii)	Amended and Restated Bylaws. (incorporated by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002).

4.1	Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

4.2	Registration Rights Agreement dated as of June 30, 2003 between the Registrant and Icon Investors Ltd. (incorporate by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 10, 2003).

4.3	Finder’s Fee and Piggyback Registration Rights Agreement dated June 30, 2003 between the Registrant and Bridgewater Capital (incorporate by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.)

4.4	Registration Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporate by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

4.5	1% Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 9, 2003).

4.6	Form of Common Stock Purchase Agreement (incorporate by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 9, 2003).

4.7	Registration Rights Agreement, dated as of October 2, 2003, by and among the Registrant and the signatories thereto (incorporate by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 9, 2003).

10.1†	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-102840)).

10.2†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).

Exhibit
Number	Description of Document
10.3	Lease Agreement dated as of November 18, 1997, by and between Allstate Dataworks, LLC and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.4	Second Addendum to Lease Contract dated as of October 28, 2000, by and between US Dataworks, Inc., a Delaware corporation, and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.5	Fourth Amendment to Lease Agreement dated as of May 14, 2002 by and between the Registrant and MLCV Hollister LP. (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.6	Form of Warrant Agreement between the Registrant and each of Messrs. Cooper, Shapiro, Stepanik and Villarreal. (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.7	Form of Warrant Agreement. (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.8	Form of Convertible Promissory Note. (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.9	Warrant Agreement for Common Stock of Sonicport, Inc. dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.10	Convertible Secured Promissory Note dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.11	Form of Promissory Note between the Registrant and each of David Baeza and Stanton Dodson. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.12†	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-102842)).

10.13†	Form of Director Stock Option Agreement (incorporate by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).

10.14	Note and Warrant Purchase Agreement by and among the Registrant, Charles E. Ramey and LaJolla Cove LA Investors, Inc., dated June 6, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.15	Form of Warrant Agreement between the Registrant and La Jolla Cove LA Investors, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.16	Convertible Debenture and Warrant Agreement dated June 30, 2003 by and between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.17	Warrant Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

Exhibit
Number	Description of Document
10.18	Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.19	Subordinated Convertible Note and Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.20	Venison Warrant Agreement dated June 25, 2003 between the Registrant and Barry Venison (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.21	Voting Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.22	Form of 8% Subordinated Promissory Note dated June 6, 2003 between the Registrant and La Jolla Cove Investors, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.23	5% Convertible Debenture between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.24	Convertible Subordinated Promissory Note dated July 10, 2003 between the Registrant and Charles Ramey. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.25	8% Convertible Promissory Note between the Registrant and Barry Venison. (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.26	Form of Note and Warrant Conversion Agreement dated June 25, 2003 between the Registrant and Barry Venison, Brad Friedel, John Barnes and Darren Ridge (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.27	Form of replacement Warrant Agreement between the Registrant and each of Barry Venison, Brad Friedel, John Barnes and Darren Ridge. (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.28	Promissory Note dated December 31, 2002 between the Registrant and ACI Communications holdings, Inc. f/k/a/ AllState Communications, Inc. . (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.29	Amendment No. 1 to Settlement Agreement dated December 31, 2002 between the Registrant, Frank Montelione, Russel Leventhal, ACI Communications Holdings, Inc. f/k/a/ AllState Communications, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.30	Security Agreement dated December 31, 2002 between the Registrant and ACI Communications Holdings, Inc. f/k/a/ AllState Communications Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.31†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Mario Villarreal. (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

Exhibit
Number	Description of Document
10.32†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.33†	Employment Agreement dated April 2, 2003 between the Registrant and Terry Stepanik (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.34†	Employment Agreement dated April 2, 2003 between the Registrant and Mari Villarreal (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.35†	Employment Agreement dated May 13, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.36†	Employment Agreement dated April 2, 2003 between the Registrant and John J. Figone (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.37†	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.38	Common Stock Purchase and Warrant Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.39	Form of Common Stock Purchase and Warrant Agreement between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.40	Advisory Agreement dated June 6, 2003 between the Registrant and Merriman Curhan Ford & Co. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.41	Advisory Agreement dated July 2, 2003 between the Registrant and Merriman Curhan Ford & Co. (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form SB-2/A filed November 26, 2003 (File No. 333-108536)).

10.42	Common Stock Purchase and Warrant Agreement dated as of October 2, 2003 between the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 9, 2003).

10.43	Convertible Debenture and Warrant Agreement dated as of October 2, 2003 between the Registrant and John Winfield IRA (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 9, 2003).

23.11	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

Exhibit
Number	Description of Document
32.2	Section 906 Certification of Chief Financial Officer.

†	Indicates management contract or compensatory plan or arrangement.