Form 10QSB
period 2004-06-30
US DATAWORKS INC
filed 2004-08-16
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________ to

Commission file number: 001-15835

US Dataworks, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1290152 (I.R.S. employer identification number)

5301 Hollister Road, Suite 250
Houston, Texas	77040
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (713) 934-3855

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

Number of shares of Common Stock outstanding as of July 31, 2004: 26,652,780

Transitional Small Business Disclosure Format (Check one): YES [  ]   NO [X]

US DATAWORKS, INC.

FORM 10-QSB

QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

US DATAWORKS, INC.

BALANCE SHEET
June 30, 2004

(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,588,117
Accounts receivable, net of allowance for doubtful accounts of $0	1,381,150
Prepaid expenses and other current assets	228,880

Total current assets	5,198,147
PROPERTY AND EQUIPMENT, net	653,020
GOODWILL, net	14,133,629
OTHER ASSETS	17,445

TOTAL ASSETS	$20,002,241

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

BALANCE SHEET
June 30, 2004

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Note payable – related party	$39,000
Current portion of convertible promissory notes, net of unamortized discount of $143,750	681,250
Deferred revenue	62,045
Accounts payable	350,441
Accrued expenses	304,674
Interest payable	3,613

Total current liabilities	1,441,023
Deferred revenue	66,667
Deferred compensation	202,100

Total liabilities Interest payable	1,709,790

COMMITMENTS
SHAREHOLDERS’ EQUITY
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 629,666 shares issued and outstanding $0.75 liquidation preference, dividends of $158,767 in arrears	63
Common stock, $0.0001 par value 90,000,000 shares authorized and 26,377,227 shares issued and outstanding	2,638
Additional paid-in capital	59,693,248
Deferred compensation	(181,048)
Accumulated deficit	(41,222,450)

Total shareholders’ equity	18,292,451

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,002,241

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

For the Three Months Ended June 30,

	2004	2003
REVENUES
Software licensing revenues	347,716	$147,567
Software maintenance revenues	161,391	49,146
Professional service revenues	394,025	290,050

Total revenues	903,132	486,763
Cost of sales	316,136	144,112

Gross profit	586,996	342,651
OPERATING EXPENSES
General and administrative	1,469,905	926,713
Depreciation and amortization	74,126	68,507

Total operating expense	1,544,031	995,220

LOSS FROM OPERATIONS	(957,035)	(652,569)

OTHER INCOME (EXPENSE)
Financing costs	(322,451)	(1,049,505)
Interest expense	(116,521)	(310,347)
Interest expense – related parties	—	(64,037)
Other income	6,460	—

Total other expense	(432,512)	(1,423,889)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,389,547)	(2,076,458)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,389,547)	$(2,076,458)

BASIC AND DILUTED LOSS PER SHARE
Total basic and diluted loss per share	$(0.05)	$(0.17)

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	25,509,912	12,168,348

The accompanying notes are an integral part of these financial statements

US DATAWORKS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY
for the Three Months ended June 30, 2004

	Preferred Stock
	Convertible Series B		Common Stock		Additional Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, March 31, 2004	629,666	$63	22,997,136	$2,300	$55,135,232	$0	$(39,832,903)	$15,304,692
Warrants and options issued to third parties for services rendered	—	—	—	—	34,279	—	—	34,279
Grant of deferred compensation (Note 6)	—	—	—	—	—	(202,100)	—	(202,100)
Amortization of deferred compensation	—	—	—	—	—	21,052	—	21,052
Common stock issued for
Cash	—	—	2,888,201	289	4,091,211	—	—	4,091,500
Exercise of warrants and options	—	—	110,583	11	97,564	—	—	97,575
Notes payable conversion	—	—	244,446	24	109,976	—	—	110,000
Stock issued for equity line of credit extinguishment (Note 6)	—	—	136,861	14	224,986	—	—	225,000
Net loss	—	—	—	—	—	—	(1,389,547)	(1,389,547)

Balance, June 30, 2004	629,666	$63	26,377,227	$2,638	$59,693,248	$(181,048)	$(41,222,450)	$18,292,451

The accompanying notes are an integral part of these financial statements

US DATAWORKS, INC.

STATEMENTS OF CASH FLOW
For the Three Months Ended June 30,

(Unaudited)

	2004	2003
Cash flows from operating activities
Net loss from continuing operations	$(1,389,547)	$(2,076,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	74,127	68,507
Amortization of note discount and beneficial conversion features on convertible promissory notes	200,074	263,113
Amortization of deferred compensation expense	21,052	—
Issuance of stock for interest	10,000	27,645
Issuance of stock for extinguishment of equity credit line facility	225,000	—
Issuance of warrants for extension of notes payable due date	—	1,084,505
Issuance of warrants for settlement of dispute	—	12,479
Issuance of options to third party for services	34,279	—
(Increase) decrease in
Accounts receivable	(152,049)	261,453
Prepaid expenses and other current assets	(112,108)	(116,565)
Other assets	10,000	—
Increase (decrease) in
Deferred revenue	(31,740)	(204,513)
Accounts payable	2,793	719,592
Accrued expenses	(130,316)	(135,152)
Interest payable	(33,638)	(3,118)
Interest payable – related parties	—	40,479

Net cash used in operating activities	(1,272,073)	(58,033)

Cash flows from investing activities
Purchase of property and equipment	(32,274)	—

Net cash used in investing activities	(32,274)	—

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF CASH FLOW
For the Three Months Ended June 30,

(unaudited)

	2004	2003
Cash flows from financing activities
Payments on capital lease obligations	—	(3,688)
Proceeds from notes payable	—	10,000
Repayment of notes payable	—	(97,389)
Proceeds from convertible promissory notes	—	300,000
Repayment of convertible promissory notes	(500,000)	(10,000)
Repayment of note payable related to discontinued operations	—	(81,442)
Proceeds from stock sale	4,650,000	—
Stock issuance costs	(558,500)	—
Proceeds from exercise of employee stock options	67,575	—
Proceeds from exercise of warrants	30,000	—

Net cash provided by financing activities	3,689,075	117,481

Net increase in cash and cash equivalents	2,384,728	59,448
Cash and cash equivalents, beginning of period	1,203,389	8,564

Cash and cash equivalents, end of period	$3,588,117	$68,012

Supplemental disclosures of cash flow information Interest paid	$28,898	$20,024

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Organization and Business

     US Dataworks, Inc, a Nevada corporation (the “Company”), develops, markets, and supports payment processing software for the financial services industry. Its customer base includes many of the largest financial institutions as well as credit card companies, government institutions, and high-volume merchants in the United States. It also has a strategic alliance with BancTec, Inc. and Computer Sciences Corporation to license the Company’s software and Thomson Financial Publishing, a unit of Thomson Corporation, to incorporate its EPICWare database into the Company’s products. The Company was formerly known as Sonicport, Inc.

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

Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which was effective for fiscal years beginning after December 15, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. The Company evaluates the remaining useful lives of these intangibles on an annual basis to determine whether events or circumstances warrant a revision to the remaining period of amortization. Pursuant to SFAS No. 142, amortization of goodwill recorded in business combinations prior to June 30, 2001 ceased to be effective March 31, 2002. Goodwill resulting from business combinations completed after June 30, 2001 will not be amortized.

SFAS No. 142 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the entity below its carrying amount. This impairment test is performed in two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the entity to its carrying value, including goodwill. If the carrying value exceeded the fair value, a second step is performed, which compares the implied fair value of the entity’s goodwill with the carrying amount of that goodwill, to measure the amount of the goodwill impairment, if any. Based on step one of this test, the Company did not have an impairment of goodwill to record for the years ended March 31, 2003 or March 31, 2004.

The goodwill recorded on the Company’s books is from the acquisition of US Dataworks, Inc. in fiscal year 2001.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable — related parties also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same or the difference is immaterial.

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

The Company has elected to follow Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized during the three months ended June 30, 2004 and June 30, 2003 or for the years ended March 31, 2004 and March 31, 2003.

Proforma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

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

For purposes of proforma disclosure, the estimated fair value of the options is included in expense over the option’s vesting period or expected life. The Company’s proforma information for the three months ended June 30, 2004 and 2003 is as follows:

	2004	2003
Net loss as reported	$(1,389,547)	$(2,076,458)
Add stock-based employee compensation expense included in net loss as reported, net of related tax effects	0	0
Deduct stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(287,627)	(284,250)
Net loss, pro forma	$(1,677,174)	$(2,360,708)
Basic and diluted loss per share, as reported	$(0.05)	$(0.17)
Basic and diluted loss per share, pro forma	$(0.07)	$(0.19)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended June 30, 2004 and 2003: dividend yields of 0% and 0%, respectively; expected volatility of 75% and 150%, respectively; risk-free interest rates of 2.75% and 1.91%, respectively; and expected lives of 3 and 3 years, respectively. The per-share weighted average fair values of stock options granted during the three months ended June 30, 2004 and 2003 were $0.73 and $0.34, respectively.

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

Loss per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a similar manner to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	Three Months Ended June 30,
	2004	2003
Options outstanding under the Company’s stock option plans	2,667,250	1,662,000
Options granted outside the Company’s stock option plans	1,260,100	124,350
Warrants issued in conjunction with convertible Series B preferred stock	0	125,934
Warrants issued in conjunction with private placements	4,896,502	106,300
Warrants issued as a financing cost for notes payable and convertible notes payable	2,241,137	369,504
Warrants issued in conjunction with lock-up agreements	0	145,952
Warrants issued for services rendered	337,800	358,400
Warrants issued as part of the April 2001 acquisition	67,200	67,200
Convertible Series A preferred stock (a)	0	1,994,286
Convertible Series B preferred stock (b)	167,911	167,911

(a) From May through October 2003, in four separate partial conversions, all outstanding shares of Series A preferred stock were converted pursuant to their existing terms into 1,994,286 shares of common stock. The Series A preferred stock was convertible into shares of common stock as determined by dividing $2.50 by 60% of the average closing bid price of the Company’s common stock for the 10 trading days prior to each conversion. The number of common stock equivalents attributable to a potential conversion of the Series A preferred stock has been calculated based upon the number of common shares actually issued upon their conversion subsequent to June 30, 2003.

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

Four of our customers accounted for 35%, 23%, 19% and 12% of our net revenue for the three months ended June 30, 2004. Three of our customers accounted for 26%, 22% and 12%, respectively, of our net revenue for the three months ended June 30, 2003. Additionally, our strategic resellers accounted for 47% and 26% respectively, of our net revenue for the three months ended June 30, 2004 and 2003, respectively.

As of June 30, 2004, amounts due from our strategic resellers and a significant customer, an entity of the U.S. Federal government, accounted for 24% and 49%, respectively, of accounts receivable.

3. Property and Equipment

Property and equipment as of June 30, 2004 consisted of the following:

Furniture and fixtures	$51,606
Office and telephone equipment	81,097
Computer equipment	206,116
Computer software	1,227,269
Leasehold improvements	62,997

1,629,085
Less accumulated depreciation and amortization	(976,065)

TOTAL	$653,020

Depreciation and amortization expense for the three months ended June 30, 2004 and 2003 was $74,127 and $68,507, respectively.

4. Convertible Promissory Notes

Convertible promissory notes at June 30, 2004 consisted of the following:

     Convertible Promissory Notes:

Convertible promissory notes, interest at 10% per annum, unsecured, due August 4, 2004	250,000
Convertible debentures, interest at 1% per annum, unsecured, due October 2, 2004, net of unamortized discount of $143,750	431,250

$681,250

Convertible Note Due August 4, 2004

On June 30, 2003, the Company agreed to sell to five accredited investors an aggregate of 1,111,112 shares of its common stock for an aggregate purchase price of $500,000 pursuant to a Securities Purchase Agreement. The investors purchased these shares from the Company on July 9, 2003. In connection with this agreement, the Company issued warrants to purchase an aggregate of 150,000 shares of its common stock with an exercise price of $1.34 per share. On August 4, 2003, the five accredited investors agreed to surrender their common stock in exchange for convertible promissory notes totaling $500,000, due August 4, 2004, with interest at 10% per annum, and warrants to purchase an additional 10,000 shares of common stock with an exercise price of $1.34 per share. The warrants may be exercised at any time after August 4, 2003. The promissory notes are convertible into common stock at $0.45 per share. On September 15, 2003, one of the investors elected to convert his promissory note for $250,000 into common stock and was issued 555,556 shares of common stock prior to September 30, 2003. Subsequent to June 30, 2004, the other four accredited investors elected to convert their notes and were issued 555,556 shares of common stock. The non-cash expense of this stock repurchase of $45,693 has been recorded as financing costs during the fiscal year ended March 31, 2004.

Convertible Debentures Due October 2, 2004

In October 2003, the Company sold 1,825,000 shares of common stock for an aggregate purchase price of $3,650,000, and sold $575,000 aggregate principal amount of 1% Convertible Debentures (the “Debentures”). In connection with the sale of the common stock and Debentures, the Company also issued warrants to purchase 1,056,250 shares of common stock (the “Warrants,” and collectively, with the common stock and Debentures, the “Securities”) in a private placement to 11 institutional investors. The maturity date of the Debentures is October 2, 2004. The sale of the Securities resulted in gross proceeds to the Company, prior to the exercise of the Warrants, of approximately $4.2 million. The Debentures are convertible into common stock at a conversion price of $2.00 per share (the “Conversion Price”), subject to standard anti-dilution adjustments. The Warrants are fully vested and exercisable at any time until October 2, 2006 at an exercise price of $2.00 per share (the “Exercise Price”), subject to standard anti-dilution adjustments. In accordance with generally accepted accounting principles, the Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model the Company has determined the value of the warrants issued in connection with the Debentures to be $185,195. This amount, which has been allocated to the warrants, is accounted for as a debt discount and will be recognized as additional interest expense in the statement of operations during the period from the date of issuance to the stated maturity date. During the three month period ended June 30, 2004, the Company recognized $46,299 in interest expense related to the accretion of the debt discount attributable to the warrants issued in connection with the Debentures.

In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company’s stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as additional expense over the period from the date of issuance to the stated redemption date. The Company has calculated the beneficial conversion feature of the Debentures to be $389,805. During the three month period ended June 30, 2004, the Company recognized $97,451 in financing costs related to the accretion of the debt discount attributable to the beneficial conversion feature issued in connection with the Debentures.

5. Commitments and Contingencies

Employment Agreements

On April 2, April 2, May 13 and September 26, 2003, the Company entered into employment agreements with its President and Chief Operating Officer, Senior Vice President and Chief Technology Officer, Chief Executive Officer and Chairman of the Board, and Vice President of Business Development and General Counsel, respectively. Each employment agreement is for a term of three years. Annual base salaries for these four members of senior management are $175,000, $150,000, $200,000 and $150,000, respectively.

Litigation

On December 12, 2003, an individual investor filed a lawsuit against the Company in Los Angeles Superior Court alleging breach of an oral agreement between the plaintiff and a former director of the Company. In the complaint, the plaintiff alleges that the oral agreement granted him the right to receive additional shares from the Company in the event that he should sell certain shares of the Company’s common stock at a price less than $15 per share. The plaintiff alleges that in March 2000, as partial consideration under the alleged oral agreement he converted three promissory notes with an aggregate principal amount of $725,000 into 77,856 shares of the Company’s common stock. He is seeking unspecified damages. The Company intends to dispute this claim and defend this action vigorously.

6. Stockholders’ Equity

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

In August and October 2000, the Company issued 509,333 and 133,666 units respectively, in a private placement for gross proceeds of $382,000 and $100,250, respectively. Each unit consisted of one share of its voting convertible Series B preferred stock (the “Series B”) and a warrant to purchase one share of the Company’s common stock. The Series B has a liquidation preference of $0.75 per share and carries a 10% cumulative dividend payable each March 1 and September 1. The Company has the right to redeem the Series B at any time after issuance at a redemption price of $0.83 per share, plus any accrued but unpaid dividends. The Series B is convertible upon issuance into common stock at $3.75 per share. The warrant entitles the holder to purchase one share of the Company’s common stock at $6.25 per share, which represents 115% of the market value of the Company’s stock at the closing date.

In May 2001, an investor in the Series B rescinded its acquisition and returned 13,333 shares and warrants for the purchase of 2,667 shares of common stock to the Company in exchange for the return of its investment of $10,000.

At June 3, 2004, there were accumulated, undeclared dividends in arrears of $158,767 or $0.25 per share.

Common Stock

Financing Agreement

On June 30, 2003, the Company entered into an agreement with an institutional investor for an equity line financing of up to $4,000,000. The Company may sell up to $4,000,000 of its common stock, with a minimum commitment of $1,500,000, to the institutional investor under the equity line on trading days on which our closing price per share is $0.50 or more.

In May 2004, the Company and the institutional investor agreed to terminate the equity line financing in consideration of the Company issuing to the investor $225,000 of unregistered shares of common stock. Based upon the closing market price of the Company’s common shares on the date of the termination agreement, the Company issued 136,861 common shares to the investor in May 2004.

Common Stock and Warrants

During the three months ended June 30, 2004, the Company completed the following:

Sale of Common Stock and Warrants

In April 2004, the Company completed a private placement of $4.65 million, less direct issuance expenses of $558,500, with certain major institutional investment funds. Under terms of the agreement, the Company issued 2.89 million shares of common stock. In addition, the Company issued warrants to purchase up to 3.61 million shares of common stock at an exercise price of $1.61 per share.

Stock Options

In August 1999, the Company implemented its 1999 Stock Option Plan (the “1999 Plan”). In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”), which amends and restates the 1999 Plan. Under the 2000 Plan, the maximum aggregate number of shares which may be granted is 3,200,000. The exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of vesting. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting.

During the three months ended June 30, 2004 and 2003, the Company granted 790,000 and 1,749,250 stock options, respectively, to certain employees that may be exercised at prices ranging between $1.49 and $0.55.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, March 31, 2004	2,493,750	$1.95	694,100	$3.68
Granted	210,000	$1.36	580,000	$1.49
Exercised	(36,500)	$0.55	(19,000)	$2.50
Forfeited/canceled	0	0	(14,000)	$21.92
Outstanding, June 30, 2004	2,667,250	$1.92	1,260,100	$2.51
Exercisable, June 30, 2004	1,484,087	$1.49	100,100	$19.77

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at June 30, 2004 were 8.8 years and $2.11, respectively. The exercise prices for the options outstanding at June 30, 2004 ranged from $0.55 to $50, and information relating to these options is as follows:

			Weighted-Average		Weighted-Average
Range of Exercise	Stock Options	Stock Options	Remaining	Weighted-Average	Exercise Price of
Prices	Outstanding	Exercisable	Contractual Life	Exercise Price	Options Exercisable
$0.55 - 2.00	2,630,750	1,213,250	9.12 years	$0.93	$0.76
$2.01 - 3.00	1,055,500	129,837	9.21 years	$2.79	$2.87
$3.01- 50.00	241,100	241,100	4.15 years	$12.01	$12.01
	3,927,350	1,584,187

Details of Issuance

On April 2, 2003, the Company entered into employment agreements with Terry Stepanik and Mario Villarreal, pursuant to which Mr. Stepanik is employed as President and Chief Operating Officer and Mr. Villarreal as Chief Technology Officer. Pursuant to these employment agreements, on April 26, 2004, both Mr. Stepanik and Mr. Villarreal were granted options to purchase 290,000 shares of the Company’s common stock outside the 2000 Plan at an exercise price of $1.49 which was the closing market price of the Company’s common stock on the date of grant. Each of these options will vest as to 145,000 shares on March 31, 2005 and the remaining shares will vest on March 31, 2006.

On May 10, 2004, John Reiland, the Company’s Chief Financial Officer, was granted an option to purchase 200,000 shares of the Company’s common stock under the 2000 Plan, at an exercise price of $1.36 per share which was the closing market price of the Company’s common stock on the date of grant. Mr. Reiland’s option vests as to 66,666 shares on May 10, 2005, 66,667 shares on May 10, 2006 and the remaining 66,667 shares vest on May 10, 2007.

During the three months ended June 30, 2003, the Company issued options to certain other employees and non-employee directors to purchase a total of 10,000 shares of our common stock under the 2000 Plan, at an exercise price of $1.32 per share which in all cases was the closing market price of our common stock on the date of grant. All of the options are exercisable over a ten year life, generally vest over a period of three years, and generally terminate 90 days after the date the optionee ceases to be an employee or a director.

Deferred compensation

On April 12, 2004, the Company granted a deferred compensation award to John Reiland, the Company’s Chief Financial Officer, which provides for a payment equal to the product of 200,000 multiplied by an amount equal to (a) the Company’s average twenty (20) day trailing stock price on the third anniversary date of his employment (March 17, 2006) less (b) $0.55 (the Company’s stock price on the date of his employment). In no event may the payment amount exceed $430,000. The payment amount, if any, is cancelable in the event of Mr. Reiland’s voluntary termination or termination by the Company for Cause (as defined).

7.	Subsequent Events

Conversions of Convertible Promissory Notes

In August of 2004, four accredited investors elected to convert their notes totaling $250,000 and were issued 555,556 shares of common stock in accordance with the terms of the notes.

Item 2. Management’s Discussion and Analysis

     The following discussion and analysis of our financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB.

     When used in this Quarterly Report on Form 10QSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth and profitability, investments in marketing and promotion, our need for future financing, our dependence on personnel and our ability to respond to rapid technological change. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks set forth below under “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. US Dataworks expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

     Four of our customers accounted for 35%, 23%, 19% and 12% of our net revenue for the three months ended June 30, 2004. Three of our customers accounted for 26%, 22% and 12%, respectively, of our net revenue for the three months ended June 30, 2003. Additionally, our strategic resellers accounted for 47% and 26% respectively of our net revenue for the three months ended June 30, 2004 and 2003, respectively.

     At June 30, 2004, amounts due from our strategic resellers and a significant customer, an entity of the U.S. Federal government, accounted for 24% and 49%, respectively, of accounts receivable.

Results of Operations

     The results of operations reflected in this discussion include the operations of US Dataworks for the three months ended June 30, 2004 and 2003.

Revenue

     Revenues increased by $416,369 or 86% from $486,763 in the three months ended June 30, 2003 to $903,132 in the three months ended June 30, 2004. The increase in revenue was primarily attributable to an increase of $200,149 or 136% in software licensing revenues, $112,245 or 228% in maintenance revenues and $103,975 or 36% in service revenues.

Cost of Revenue

     Cost of revenue principally includes the cost of personnel who perform the services associated with our software maintenance and installation revenue activities, and the cost of third party software that is used by our software to convert electronic data into acceptable formats utilized by the nation’s banking system. Total cost of revenue increased by $172,024 or 119% from $144,112 in the three months ended June 30, 2003 to $316,136 in the three months ended June 30, 2004. The increase was principally due to the increase in labor costs associated with the increased maintenance and service revenues for the period.

Operating Expenses

     Total operating expenses increased by $548,811 or 55% from $995,220 in the three months ended June 30, 2003 to $1,544,031 in the three months ended June 30, 2004. The increase in operating expenses was attributable to a $554,113 increase in personnel related costs principally due to the increase in our headcount from 13 at June 30, 2003 to 22 at June 30, 2004. Additionally, a $291,238 increase in marketing and advertising expenses in the three months ended June 30, 2004 was largely offset by a $285,840 decrease in legal and accounting fees. In the prior year during the three months ended June 30, 2003 we incurred an unusually high level of capital restructuring transactions and the associated high level of legal, accounting and consulting expenses.

Other Expenses

     Total other expenses, including interest expense and financing costs, decreased $991,377 or 70% from $1,423,889 in the three months ended June 30, 2003 to $432,512 in the three months ended June 30, 2004 primarily due to unusually high level of capital restructuring transactions incurred in the prior period.

Net Loss

     Net loss decreased by $686,911 or 33% from a net loss of $2,076,458 in the three months ended June 30, 2003 to $1,389,547 in the three months ended June 30, 2004.

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

     Cash and cash equivalents increased by $2,384,728 to $3,588,117 at June 30, 2004 from $1,203,389 at March 31, 2004. Cash used for operating activities was $1,272,073 in the three months ended June 30, 2004 compared to $58,033 for the three months ended June 30, 2003.

     Cash used for investing activities for the three months ended June 30, 2004 consisted of the purchase of property and equipment totaling $32,274. There were no investing activities in the three months ended June 30, 2003.

     Financing activities provided cash of $3,689,075 the three months ended June 30, 2004 and included $4,091,500 of net proceeds from stock sales and $97,575 of proceeds from the exercise of options and warrants, offset by a $500,000 repayment of debt.

     Financing activities provided cash of $117,481 in the three months ended June 30, 2003 and included the issuance of $310,000 in convertible promissory notes and notes payable offset by $188,831 repayments of notes payable, convertible promissory notes and a note payable related to discontinued operations and a $3,688 repayment of capital lease obligations.

     In April 2004, we raised an additional $4,650,000 in a private placement wherein we sold 2,888,201 shares of common stock and warrants to purchase an aggregate of 3,610,250 warrants.

     As a result of our recent capital raising transactions and our increased level of revenues achieved in the three months ended June 30, 2004 and in the fiscal year ended March 31, 2004, we believe we currently have adequate resources to fund our anticipated cash needs through March 31, 2005 and beyond. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity financings, these financings may result in dilution to existing shareholders.

     Off Balance Sheet Arrangements

     During the year ended March 31, 2004, we guaranteed a bank loan extended to one of our executive officers in the amount of $150,000 related to the officer’s expenses in relocating from California to Houston, Texas. This loan was fully repaid by the officer and the guarantee was released in May 2004.

Factors That May Affect Our Results

We have a general history of losses and may not operate profitably in the future.

     We have incurred losses for the last three fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of June 30, 2004, our accumulated deficit was $41,222,450. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

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

     As of July 31, 2004, there were approximately 26,652,780 shares of common stock outstanding, of which at least 9,120,139 are restricted securities under the Securities Act, a minority of which are held by our affiliates. These restricted securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If these holders sell in the public market, these sales could cause the market price of our common stock to decline. This also could make it more difficult for us to raise funds through future offerings of our common stock.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a- 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on the evaluation, such officers have concluded that these disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to US Dataworks that is required to be included in our periodic filings under the Exchange Act.

     There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART I — OTHER INFORMATION

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

Item 2. Changes in Securities

     During the three months ended June 30, 2004, we raised an additional $4,650,000, less direct issuance expenses of $558,500, in a private placement with certain major institutional investment funds wherein we sold 2,888,201 shares of common stock and warrants to purchase an aggregate of 3,610,250 shares. The warrants have an exercise price of $1.61 per share. Of the aggregate 3,610,250 warrants issued, 722,050 will expire if not previously exercised on January 22, 2005 and the remaining 2,888,201 warrants will expire on April 20, 2011.

     The issuances disclosed in this Item 2 were made to accredited investors and were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

     The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit
Number	Description of Document
10.1	Additional Compensation Agreement made and effective as of April 12, 2004, by and between the Company and John S. Reiland

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K.

     The Company has filed a Current Report on Form 8-K on May 20, 2004 reporting the sale of common stock and warrants to certain accredited investors.

     The Company has furnished a Current Report on Form 8-K on May 20, 2004 announcing its financial results for the quarter and year ended March 31, 2004.

     The Company has furnished a Current Report on Form 8-K on June 7, 2004 reporting a conference call.

SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: August 16, 2004

US DATAWORKS, INC.

By	/s/ John S. Reiland

John S. Reiland
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
10.1	Additional Compensation Agreement made and effective as of April 12, 2004, by and between the Company and John S. Reiland

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer