Form 10QSB
period 2004-09-30
US DATAWORKS INC
filed 2004-11-15
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission file number: 001-15835

US Dataworks, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of	84-1290152 (I.R.S. employer identification number)
incorporation or organization)

5301 Hollister Road, Suite 250
Houston, Texas	77040
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (713) 934-3855

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock outstanding as of October 31, 2004: 27,562,428

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

US DATAWORKS, INC.

FORM 10-QSB

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

US DATAWORKS, INC.

BALANCE SHEET
September 30, 2004

(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,412,191
Accounts receivable, net of allowance for doubtful accounts of $0	1,443,381
Prepaid expenses and other current assets	152,007

Total current assets	4,007,579
PROPERTY AND EQUIPMENT, net	700,240
GOODWILL, net	14,133,629
OTHER ASSETS	18,012

TOTAL ASSETS	$18,859,460

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

BALANCE SHEET
September 30, 2004

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable – related party	$39,000
Deferred revenue	273,119
Accounts payable	314,983
Accrued expenses	152,883
Accrued costs for litigation settlement	1,000,000

Total current liabilities	1,779,985
Deferred revenue	50,014
Deferred compensation	116,100

Total liabilities Interest payable	1,946,099

COMMITMENTS
SHAREHOLDERS’ EQUITY
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 549,667 shares issued and outstanding $0.75 liquidation preference, dividends of $148,956 in arrears	55
Common stock, $0.0001 par value 90,000,000 shares authorized and 27,562,428 shares issued and outstanding	2,756
Additional paid-in capital	60,527,314
Deferred compensation	(91,913)
Accumulated deficit	(43,524,851)

Total shareholders’ equity	16,913,361

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,859,460

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2004 and 2003

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES
Software licensing revenues	$153,016	$565,300	$500,732	$712,867
Software maintenance revenues	298,538	64,998	459,929	114,144
Professional service revenues	158,280	328,510	552,305	618,560

Total revenues	609,834	958,808	1,512,966	1,445,571
COST OF SALES	202,512	205,542	518,648	349,655

Gross profit	407,322	753,266	994,318	1,095,916
OPERATING EXPENSES
General and administrative	1,493,420	912,561	2,963,323	1,839,274
Depreciation and amortization	81,646	68,123	155,772	136,631

Total operating expense	1,575,066	980,684	3,119,095	1,975,905

LOSS FROM OPERATIONS	(1,167,744)	(227,418)	(2,124,777)	(879,989)

OTHER INCOME (EXPENSE)
Financing costs	(97,451)	(159,783)	(419,903)	(1,209,288)
Interest expense	(48,435)	(630,602)	(164,956)	(940,948)
Interest expense – related parties	—	(49,323)	—	(113,360)
Loss on extinguishment of debt	—	(635,259)	—	(635,259)
Loss on extinguishment of debt – related parties	—	(1,722,631)	—	(1,722,631)
Accrued cost of litigation settlement	(1,000,000)	—	(1,000,000)	—
Other income	11,228	—	17,688	—

Total other expense	(1,134,658)	(3,197,598)	(1,567,171)	(4,621,486)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,302,402)	(3,425,016)	(3,691,948)	(5,501,475)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(2,302,402)	$(3,425,016)	$(3,691,948)	$(5,501,475)

BASIC AND DILUTED LOSS PER SHARE
Total basic and diluted loss per share	$(0.09)	$(0.21)	$(0.14)	$(0.35)

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	26,852,288	16,540,417	26,184,768	15,870,636

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY
for the Six Months ended September 30, 2004

	Preferred Stock
	Convertible Series B		Common Stock		Additional Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, March 31, 2004	629,666	$63	22,997,136	$2,300	$55,135,232	$0	$(39,832,903)	$15,304,692
Warrants and options issued to third parties for services rendered	—	—	—	—	45,706	—	—	45,706
Grant of deferred compensation (Note 6)	—	—	—	—	—	(116,100)	—	(116,100)
Amortization of deferred compensation	—	—	—	—	—	24,187	—	24,187
Common stock issued for
Cash	—	—	2,888,201	289	4,081,211	—	—	4,081,500
Exercise of warrants and options	—	—	433,856	42	99,532	—	—	99,574
Notes payable conversion	—	—	1,090,376	109	940,641	—	—	940,750
Conversion of Series B preferred stock	(79,999)	(8)	15,998	2	6	—	—	—
Stock issued for equity line of credit extinguishment (Note 6)	—	—	136,861	14	224,986	—	—	225,000
Net loss	—	—	—	—	—	—	(3,691,948)	(3,691,948)

Balance, September 30, 2004	549,667	$55	27,562,428	$2,756	$60,527,314	$(91,913)	$(43,524,851)	$16,913,361

The accompanying notes are an integral part of these financial statements

US DATAWORKS, INC.

STATEMENTS OF CASH FLOW
For the Six Months Ended September 30,

(Unaudited)

	2004	2003
Cash flows from operating activities
Net loss from continuing operations	$(3,691,948)	$(5,501,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	155,772	136,630
Accrued cost of litigation settlement	1,000,000	—
Loss on extinguishment of debt	—	635,259
Loss on extinguishment of debt – related party	—	1,722,631
Amortization of note discount and beneficial conversion features on convertible promissory notes	343,824	620,217
Amortization of deferred compensation expense	24,187	—
Issuance of stock for interest	15,750	77,403
Issuance of stock for extinguishment of equity credit line facility	225,000	—
Issuance of warrants for extension of notes payable due date	—	1,084,505
Issuance of warrants for settlement of dispute	—	262,755
Issuance of warrants for services	—	96,750
Issuance of warrants for stock cancellation agreement	—	45,693
Issuance of warrants for convertible promissory note conversions	—	7,340
Issuance of options to third party for services	45,706	—
(Increase) decrease in Accounts receivable	(214,280)	(366,612)
Prepaid expenses and other current assets	(35,235)	(46,003)
Other assets	9,433	12,129
Increase (decrease) in Deferred revenue	162,681	(195,845)
Accounts payable	(32,665)	245,676
Accrued expenses	(282,108)	(74,947)
Interest payable	(37,251)	(215)
Interest payable – related parties	—	44,927
Notes payable	—	(60,600)

Net cash used in operating activities	(2,311,134)	(1,253,781)

Cash flows from investing activities
Purchase of property and equipment	(161,139)	(9,671)

Net cash used in investing activities	(161,139)	(9,671)

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF CASH FLOW
For the Six Months Ended September 30,

(Unaudited)

	2004	2003
Cash flows from financing activities
Payments on capital lease obligations		(3,410)
Proceeds from notes payable		10,000
Repayment of notes payable	—	(109,099)
Proceeds from convertible promissory notes	—	1,615,000
Repayment of convertible promissory notes	(500,000)	(50,000)
Repayment of note payable related to discontinued operations	—	(151,442)
Proceeds from stock sale	4,650,000	—
Stock issuance costs	(568,500)	—
Proceeds from exercise of employee stock options	69,575	2,875
Proceeds from exercise of warrants	30,000	—

Net cash provided by financing activities	3,681,075	1,313,924

Net increase in cash and cash equivalents	1,208,802	50,472
Cash and cash equivalents, beginning of period	1,203,389	8,564

Cash and cash equivalents, end of period	$2,412,191	$59,036

Supplemental disclosures of cash flow information
Interest paid	$31,035	$57,975

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives as follows:

Furniture and fixtures	5 years
Automobile	3 years
Telephone equipment	5 to 10 years
Computer equipment	5 years
Computer software	5 years
Leasehold improvements	Shorter of initial lease period or useful life of asset

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

SFAS No. 142 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the entity below its carrying amount. This impairment test is performed in two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the entity to its carrying value, including goodwill. If the carrying value exceeded the fair value, a second step is performed, which compares the implied fair value of the entity’s goodwill with the carrying amount of that goodwill, to measure the amount of the goodwill impairment, if any. Based on step one of this test, the Company did not have an impairment of goodwill to record for the fiscal years ended March 31, 2003 or March 31, 2004.

The goodwill recorded on the Company’s books is from the acquisition of US Dataworks, Inc. in fiscal year 2001.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles in the United States. For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable — related parties also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same or the difference is immaterial.

Stock Options

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), to account for stock-based compensation. The Company has elected to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized during the three or six months ended September 30, 2004 and September 30, 2003 or for the years ended March 31, 2004 and March 31, 2003.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosure, the estimated fair value of the options is included in expense over the option’s vesting period or expected life. The Company’s pro forma information for the three and six months ended September 30, 2004 and 2003 is as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss as reported	$(2,302,402)	$(3,425,016)	$(3,691,948)	$(5,501,475)
Add stock-based employee compensation expense included in net loss as reported, net of related tax effects	0	0	0	0
Deduct stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	$(390,092)	$(207,756)	$(677,720)	$(492,006)
Net loss; pro forma	$(2,692,494)	$(3,632,772)	$(4,369,668)	$(5,993,481)
Basic and diluted loss per share, as reported	$(0.09)	$(0.21)	$(0.14)	$(0.35)
Basic and diluted loss per share, pro forma	$(0.10)	$(0.22)	$(0.17)	$(0.38)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended September 30, 2004 and 2003, and six months ended September 30, 2004 and 2003: dividend yields of 0% expected volatility of 74%, 150%, 74% and 150%, respectively; risk-free interest rates of 2.87%, 2.26%, 2.82% and 2.05%, respectively; and expected lives of 3 years. The per-share weighted average fair values of stock options granted during the three months ended September 30, 2004 and 2003, and six months ended September 30, 2004 and 2003 were $0.48, $2.26, $0.51 and $1.06, respectively.

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

The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	For the Six months Ended
	September 30,
	2004	2003
Options outstanding under the Company’s stock option plans	3,842,115	2,209,000
Options granted outside the Company’s stock option plans	1,206,100	656,000
Warrants issued in conjunction with convertible Series B preferred stock	0	26,733
Warrants issued in conjunction with private placements	4,816,502	110,000
Warrants issued as a financing cost for notes payable and convertible notes payable	2,226,137	933,124
Warrants issued in conjunction with lock-up agreements	0	14,000
Warrants issued for services rendered	177,800	367,800
Warrants issued as part of the US Dataworks, Inc. acquisition	67,200	67,200
Convertible Series A preferred stock (a)	0	370,751
Convertible Series B preferred stock (b)	109,933	125,933

(a) From May through October 2003, in four separate partial conversions, all outstanding shares of Series A preferred stock were converted pursuant to their existing terms into 1,994,286 shares of common stock. The Series A preferred stock was convertible into shares of common stock as determined by dividing $2.50 by 60% of the average closing bid price of the Company’s common stock for the 10 trading days prior to each conversion. The number of common stock equivalents attributable to a potential conversion of the Series A preferred stock has been calculated based upon the number of common shares actually issued upon their conversion subsequent to September 30, 2003.

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

Three of our customers accounted for 25%, 22% and 16% of our net revenue for the three months ended September 30, 2004. Four of our customers accounted for 31%, 18%, 17% and 16%, respectively, of our net revenue for the six months ended September 30, 2004. Two customers of the Company accounted for 52% and 17% of the Company’s net sales for the three months ended September 30, 2003. Three customers of the

Company accounted for 35%, 13% and 19% respectively, of the Company’s net sales for the six months ended September 30, 2003

As of September 30, 2004, amounts due from two strategic resellers and a significant customer, an entity of the U.S. Federal government, accounted for 28%, 10% and 36%, respectively, of accounts receivable.

3.	Property and Equipment

Property and equipment as of September 30, 2004 consisted of the following:

Furniture and fixtures	$58,794
Automobile	15,072
Office and telephone equipment	81,097
Computer equipment	328,172
Computer software	1,211,819
Leasehold improvements	62,997

1,757,951
Less accumulated depreciation and amortization	(1,057,711)

TOTAL	$700,240

Depreciation and amortization expense for the three and six months ended September 30, 2004 and 2003 was $81,646, $68,123, $155,772 and $136,631, respectively.

4.	Accrued Costs for Litigation Settlement

Litigation

During the three months ended September 30, 2004, the Company recorded a non-recurring, non-cash charge of $1,000,000 related to management’s estimates of costs necessary to settle a lawsuit filed by an investor. In the lawsuit filed December 12, 2003 in the Los Angeles Superior Court, the investor alleged that the Company made an oral agreement in connection with the investor’s conversion of his promissory notes in April 2000. The plaintiff claimed that the oral agreement granted him the right to receive additional shares from the Company if he sold certain shares of the Company’s common stock at a price less than $15 per share. The investor alleged that in March 2000, as partial consideration under the alleged oral agreement, he converted three promissory notes with an aggregate principal amount of $725,000 into 77,856 shares of the Company’s common stock. The Company has estimated the probable costs of settling this litigation.

Subsequent to September 30, 2004, the Company and the investor entered into a settlement agreement in which the Company agreed to pay the investor (1) a $748,000 convertible promissory note payable with interest at 10% per annum in three equal annual installments beginning September 15, 2005, (2) a warrant to purchase 160,000 shares of the Company’s common stock at a purchase price of $0.75 per share, which warrant expires on November 10, 2006 and (3) reimbursement of the plaintiff’s legal fees and expenses. The note is convertible at anytime, at the holder’s election, into shares of the Company’s common stock at a per share conversion price of $1.10, subject to standard antidilution provisions.

Using the Black-Scholes pricing model the Company has determined the value of the warrants issued in connection with the settlement to be $126,000. This amount, together with the value of the convertible promissory note, the value of the plaintiff’s legal expense reimbursement and the company’s legal costs incurred in connection with the settlement approximates the amount of the accrual recorded at September 30,

2004. Accordingly, the Company will not record any further costs or expenses in connection with the final settlement.

5. Commitments and Contingencies

Employment Agreements

On April 2, April 2, May 13 and September 26, 2003, the Company entered into employment agreements with its President and Chief Operating Officer, Senior Vice President and Chief Technology Officer, Chief Executive Officer and Chairman of the Board, and Vice President of Business Development and General Counsel, respectively. Each employment agreement is for a term of three years. Annual base salaries for these four members of senior management are $175,000, $165, 000, $200,000 and $150,000, respectively.

On August 2, 2004, the Company entered into an employment agreement with its Vice President Sales — Remittance Processing Division. The employment agreement is for a term of three years with an annual base salary of $150,000 and, during the first twelve months of the agreement, an advance of future commissions of $75,000, payable in semi-monthly installments. The advance is non-recoverable; however, any commissions earned during the first twenty-four months of the agreement will be reduced by the amount of the advance.

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

In August and October 2000, the Company issued 509,333 and 133,666 units respectively, in a private placement for gross proceeds of $382,000 and $100,250, respectively. Each unit consisted of one share of the Company’s voting convertible Series B preferred stock (the “Series B”) and a warrant to purchase one share of the Company’s common stock. The Series B has a liquidation preference of $0.75 per share and carries a 10% cumulative dividend payable each March 1 and September 1. The Company has the right to redeem the Series B at any time after issuance at a redemption price of $0.83 per share, plus any accrued but unpaid dividends. The Series B is convertible upon issuance into common stock at $3.75 per share. The warrant entitles the holder to purchase one share of the Company’s common stock at $6.25 per share, which represents 115% of the market value of the Company’s stock at the closing date.

In May 2001, an investor in the Series B rescinded its acquisition and returned to the Company 13,333 shares and warrants for the purchase of 2,667 shares of common stock in exchange for the return of its investment of $10,000.

In August 2004, an investor in the Series B elected to convert his 79,999 shares and accordingly was issued 15,998 shares of the Company’s common stock.

At September 30, 2004, there were accumulated, undeclared dividends in arrears of $148,956 or $0.27 per share.

Common Stock

Financing Agreement

On June 30, 2003, the Company entered into an agreement with an institutional investor for an equity line financing of up to $4,000,000. The Company may sell up to $4,000,000 of its common stock, with a minimum commitment of $1,500,000, to the institutional investor under the equity line on trading days on which our closing price per share is $0.50 or more.

In May 2004, the Company and the institutional investor agreed to terminate the equity line financing in consideration of the Company issuing to the investor $225,000 of unregistered shares of common stock. Based upon the closing market price of the Company’s common stock on the date of the termination agreement, the Company issued 136,861 common stock to the investor in May 2004.

Common Stock and Warrants

During the three and six months ended September 30, 2004, the Company completed the following:

Sale of Common Stock and Warrants

In April 2004, the Company completed a private placement of $4.65 million, less direct issuance expenses of $568,500, with certain major institutional investment funds. Under terms of the agreement, the Company issued 2.89 million shares of common stock. In addition, the Company issued warrants to purchase up to 3.61 million shares of common stock at an exercise price of $1.61 per share.

Conversions of Convertible Promissory Notes

In August 2004, four accredited investors elected to convert their notes totaling $250,000 and were issued 555,556 shares of common stock in accordance with the terms of the notes

In September 2004, the Company exercised its option to convert $575,000 in aggregate principal amount of convertible notes and $5,750 of accrued interest at 1% per annum due October 2, 2004 into common stock at a conversion price of $2.00 per share. Accordingly, as of September 30, 2004, the Company issued the note holder 290,375 shares of common stock.

Stock Options

In August 1999, the Company implemented its 1999 Stock Option Plan (the “1999 Plan”). In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”), which amends and restates the 1999 Plan. Under the 2000 Plan, the maximum aggregate number of shares which may be granted is 6,000,000. The exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of vesting. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting.

During the six months ended September 30, 2004 and 2003, the Company granted 1,968,502 and 2,695,250 stock options, respectively, to certain employees that may be exercised at prices ranging between $2.95 and $0.55.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, March 31, 2004	2,493,750	$1.95	694,100	$3.72
Granted	1,388,502	$1.02	580,000	$1.49
Exercised	(40,137)	$0.55	0	$0
Forfeited/canceled	0	0	(68,000)	$19.78
Outstanding, September 30, 2004	3,842,115	$1.63	1,206,100	$2.50
Exercisable, September 30, 2004	1,723,950	$1.65	46,100	$20.41

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at September 30, 2004 were 9.0 years and $1.66, respectively. The exercise prices for the options outstanding at September 30, 2004 ranged from $0.55 to $23, and information relating to these options is as follows:

			Weighted-		Weighted-
			Average	Weighted-	Average
Range of		Stock	Remaining	Average	Exercise Price
Exercise	Stock Options	Options	Contractual	Exercise	of Options
Prices	Outstanding	Exercisable	Life	Price	Exercisable
$0.55 - 2.00	3,805,615	1,233,613	9.19 years	$0.94	$0.77
$2.01 - 3.00	1,050,500	344,337	9.00 years	$2.79	$2.81
$3.01- 23.00	192,100	192,100	4.91 years	$9.74	$9.74
	5,048,215	1,770,050

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

During the six months ended September 30, 2004, the Company issued options to certain other employees and non-employee directors to purchase a total of 1,188,502 shares of its common stock under the 2000 Plan, at exercise prices ranging from $0.90 to $1.32 per share which in each case was the closing market price of the Company’s common stock on the date of grant. All of the options are exercisable over a ten year life, generally vest equally over a period of three years, and generally terminate 90 days after the date the optionee ceases to be an employee or a director of the Company.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation. The following discussion and analysis of our financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB.

     When used in this Quarterly Report on Form 10QSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth and profitability, investments in marketing and promotion, our need for future financing, our dependence on personnel and our ability to respond to rapid technological change. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks set forth below under “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Concentrations of Credit Risk

     We extend credit to our customers and perform ongoing credit evaluations of our customers. We do not obtain collateral from our customers to secure our accounts receivable. We evaluate our accounts receivable on a regular basis for collectibility and provide for an allowance for potential credit losses as deemed necessary.

     Three of our customers accounted for 25%, 22% and 16% of our net revenue for the three months ended September 30, 2004. Four of our customers accounted for 31%, 18%, 17% and 16% of our net revenue for the six months ended September 30, 2004. Two of our customers accounted for 52% and 17% of our net sales for the three months ended September 30, 2003. Three of our customers accounted for 35%, 13% and 19% respectively, of our net sales for the six months ended September 30, 2003.

     At September 30, 2004, amounts due from two strategic resellers and a significant customer, an entity of the U.S. Federal government, accounted for 28%, 10% and 36%, respectively, of accounts receivable.

Results of Operations

     The results of operations reflected in this discussion include our operations for the three and six month periods ended September 30, 2004 and 2003.

     Revenue

     Revenues totaled $609,834 for the three months ended September 30, 2004 compared to revenues of $958,808 for the three months ended September 30, 2003, a decrease of $348,974 or 36%. The decrease in revenue was primarily attributable to a decrease of $412,284 or 73% in license fees and by a decrease in service revenue of $170,230 or 52%. The decrease in license fees is principally due to (a) the initiation of a direct sales effort and the hiring of five experienced sales representatives in the current quarter, (b) the transition of our sales effort to a transactional sales model as opposed to a license fee sales model, and (c) a significant license sale in the quarter ended September 30, 2003 of a production license of our software product suite to a large credit card processing company. This customer accounted for 52% of our total revenue for the second quarter of the prior fiscal year. The decrease in service revenues in the current quarter as compared to the same period in the prior year is also the result of fewer license transactions in the current year and the associated training and installation services. Maintenance revenues increased $233,540 or 359% in the second quarter of the current fiscal year compared to the same period in the prior year principally as a result of transactional revenues increasing to approximately $158,000 in the current quarter compared to only $10,000 of such revenue in the corresponding period of the prior year.

     Revenues totaled $1,512,966 for the six months ended September 30, 2004 compared to revenues of $1,445,571 for the six months ended September 30, 2003, an increase of $67,395 or 5%. License revenues decreased by $212,135 or 30% and service revenues decreased by $66,255 or 11%. A lower level of license transactions in the current six month period as compared to the corresponding period in the prior year is the significant reason for the decreases. Maintenance revenues, however, increased $345,785 or 303% for the six months ended September 30, 2004 compared to the six months ended September 30, 2003 principally as a result of transactional revenues increasing to approximately $288,000 in the current six month period compared to only $21,000 of such revenue in the corresponding period of the prior year.

     Cost of Sales

     Costs of sales principally include the cost of personnel who perform the services associated with our software maintenance, support, training and installation activities. Cost of sales decreased by $3,030 or 1% to $202,512 for the three months ended September 30, 2004 from $205,542 for the three months ended September 30, 2003. Cost of sales as a percentage of combined maintenance and services revenues for the current quarter were 44% as compared to 52% in the prior year.

     Cost of sales increased by $168,993 or 48% to $518,648 for the six months ended September 30, 2004 from $349,655 for the three months ended September 30, 2003. Cost of sales as a percentage of combined maintenance and services revenues for the current six month period were 51% as compared to 48% in the prior year.

     Operating Expenses

     Total operating expenses increased by $594,382 or 61% to $1,575,066 for the three months ended September 30, 2004 from $980,684 for the three months ended September 30, 2003. The increase in operating expenses was principally attributable to a $431,297 increase in personnel costs primarily due to an increase in our headcount to 33 at September 30, 2004 compared to 18 at September 30, 2003. Additionally, marketing and advertising expenses increased $219,056 in the second quarter compared to the same period in the prior year. These increases were offset by a $150,622 decrease in legal and accounting fees. In the prior year period we incurred an unusually high level of capital restructuring transactions and the associated high level of legal, accounting and consulting expenses.

     Total operating expenses increased by $1,143,190 or 58% to $3,119,095 for the six months ended September 30, 2004 from $1,975,905 for the six months ended September 30, 2003. The increase in operating expenses for the six month period was principally attributable to a $1,022,983 increase in personnel costs primarily due to an increase in our headcount to 33 at September 30, 2004 compared to 18 at September 30, 2003. Additionally, marketing and advertising expenses increased $594,365 in the six month period ended September 30, 2004 compared to the same period in the prior year. These increases were offset by a $436,462 decrease in legal and accounting fees. In the prior year period we incurred an unusually high level of capital restructuring transactions and the associated high level of legal, accounting and consulting expenses.

     Other Expenses

     Other expenses, including interest expense and financing costs, decreased $2,062,940 or 65% to $1,134,658 for the three months ended September 30, 2004 from $3,197,598 for the three months ended September 30, 2003. The decrease is principally due to approximately $3,045,000 of non-recurring, non-cash financing charges incurred in the second quarter of the prior fiscal year related to the early extinguishment of debt and other capital restructuring transactions. During the three months ended September 30, 2004, we recorded a non-recurring, non-cash charge of $1,000,000 related to management’s estimates of costs necessary to settle a lawsuit filed by an investor (see Note 4).

     Other expenses, including interest expense and financing costs, decreased $3,054,315 or 66% to $1,567,171 for the six months ended September 30, 2004 from $4,621,486 for the six months ended September 30, 2003. The decrease was primarily due to the non-recurring, non-cash financing charges incurred in our capital restructuring transactions in the prior year offset by the estimated costs of the lawsuit settlement discussed above recorded in the second quarter of the current fiscal year.

     Net Loss

     Net loss decreased by $1,122,614 or 33% to a net loss of $2,302,402 for the three months ended September 30, 2004 from $3,425,016 for the three months ended September 30, 2003.

     Net loss decreased by $1,809,527 or 33% to a net loss of $3,691,948 for the six months ended September 30, 2004 from $5,501,475 for the six months ended September 30, 2003.

Liquidity and Capital Resources

     Cash and cash equivalents increased by $1,208,802 to $2,412,191 at September 30, 2004 from $1,203,389 at March 31, 2004. Cash used for operating activities was $2,311,134 in the six months ended September 30, 2004 compared to $1,253,781 in the same period in the prior year. Net loss from continuing operations reduced cash by $3,691,948 and $5,501,474 in the six months ended September 30, 2004 and 2003, respectively.

     Cash used for investing activities of $161,139 and $9,671 in the six months ended September 30, 2004 and September 30, 2003, respectively, was due to equipment purchases.

     Financing activities provided cash of $3,681,075 in the six months ended September 30, 2004 compared to $1,313,924 in the six months ended September 30, 2003. Financing activities in the current six month period included the repayment of $500,000 of convertible promissory notes and the receipt of $4,650,000, less direct issuance expenses of $568,500, from the sale of 2.89 million shares of our common stock and warrants to purchase up to 3.61 million shares of our common stock at an exercise price of $1.61 per share.

     As a result of our recent capital raising transactions and the level of revenues achieved in the six months ended September 30, 2004 and in the fiscal year ended March 31, 2004, we believe we currently have adequate resources to fund our anticipated cash needs through March 31, 2005 and beyond. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity financings, these financings may result in dilution to existing shareholders.

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

     We have incurred losses for the last three fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of September 30, 2004, our accumulated deficit was $43,524,851. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name, gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base, and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

If we are unsuccessful in raising additional capital in the future, we may be unable to continue to operate.

     We believe we currently have adequate cash to fund anticipated cash needs through March 31, 2005 and beyond. In April 2004, we raised an additional $4,650,000 of equity capital in a private placement with major institutional investors. However, we may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

•	curtail our operations significantly;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including our merger or sale.

Our operating results are subject to fluctuations caused by many factors which could cause us to fail to achieve our revenue or profitability expectations, which in turn could cause our stock price to decline.

     Our operating results can vary significantly depending upon a number of factors, many of which are outside our control. Factors that may affect our quarterly operating results include:

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

     Some of our competitors have:

•	longer operating histories;

•	larger installed customer bases;

•	greater name recognition and longer relationships with clients; and

•	significantly greater financial, technical, marketing and public relations resources than us.

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

     As of October 31, 2004, there were approximately 27,562,428 shares of common stock outstanding, of which at least 9,120,139 are restricted securities under the Securities Act, a minority of which are held by our affiliates. These restricted securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If these holders sell in the public market, these sales could cause the market price of our common stock to decline. This also could make it more difficult for us to raise funds through future offerings of our common stock.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a- 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on the evaluation, such officers have concluded that these disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to US Dataworks that is required to be included in our periodic filings under the Exchange Act.

     There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On December 12, 2003, one of our investors filed a lawsuit in the Los Angeles Superior Court alleging that in March 2000, as partial consideration under an alleged oral agreement he converted three promissory notes with an aggregate principal amount of $725,000 into 77,856 shares of our common stock. In the lawsuit, the investor alleged that the oral agreement granted him the right to receive additional shares from us in the event that he should sell certain shares of our common stock at a price less than $15 per share.

     Subsequent to September 30, 2004, we entered into a settlement agreement with the investor wherein we agreed to give the investor (1) a $748,000 convertible promissory note payable with interest at 10% per annum in three equal annual installments beginning September 15, 2005 (2) a warrant to purchase 160,000 shares of our common stock at a purchase price of $0.75 per share which warrant expires on November 10, 2006, and (3) reimbursement of the plaintiff’s legal fees and expenses. At the holder’s election, at anytime, any portion of the unpaid principal and interest of the promissory note may be converted into shares of our common stock at a per share conversion price of $1.10, subject to standard antidilution provisions.

Item 2. Changes in Securities

     During the six months ended September 30, 2004, we raised an additional $4,650,000 less direct issuance expenses of $568,500 in a private placement with certain major institutional investment funds wherein we sold 2,888,201 shares of our common stock and warrants to purchase an aggregate of 3,610,250 shares of our common stock. The warrants have an exercise price of $1.61 per share. Of the aggregate 3,610,250 warrants issued, 722,050 will expire if not previously exercised on January 22, 2005 and the remaining 2,888,200 warrants will expire on April 20, 2011.

     In May 2004, we agreed to terminate an equity line financing agreement entered into in June 2003 with an institutional investor. As a part of the termination, we issued the investor $225,000 of unregistered shares of our common stock. Based upon the closing market price of our common shares on the date of the termination agreement, we issued 136,861 common shares to the investor in May 2004 (see Note 6).

     In August 2004, a holder of the Series B preferred stock elected to convert his 79,999 shares and accordingly we issued the investor 15,998 shares of our common stock (see Note 6).

     In August 2004, four holders elected to convert their notes totaling $250,000 and were issued 555,556 shares of our common stock in accordance with the terms of the notes.

     In September 2004, we exercised our option to convert $575,000 aggregate principal amount of convertible notes and $5,750 of accrued interest due a noteholder on October 2, 2004 into common stock at a conversion price of $2.00 per share. Accordingly, as of September 30, 2004 we issued the note holder 290,375 shares of our common stock.

     The issuances disclosed were made to accredited investors and were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

     On September 1, 2004, we held our 2004 Annual Meeting of Stockholders, at which meeting our Stockholders approved the following (all tabulations reflect share numbers on a pre-split basis):

     (a) Election of the following directors:

	FOR	WITHHELD
Class II Directors:
Hayden D. Watson	19,248,817	64,282
Thomas L. West	19,183,786	129,313

     The terms of directors Joe Abrell, John L. Nicholson, M.D., Charles E. Ramey and Terry Stepanik continued beyond the 2004 Annual Meeting of Stockholders.

     (b) Approve an amendment to our Amended and Restated 2000 Stock Option Plan to increase the number of shares available for issuance thereunder from 3,200,000 to 6,000,000 shares:

FOR	AGAINST	ABSTAIN
4,095,558	428,771	796,698

     (c) Approve an amendment to our Amended and Restated 2000 Stock Option Plan to increase the number of options granted to any non-employee members of our Board of Directors:

FOR	AGAINST	ABSTAIN
4,096,132	423,397	801,498

     (d) Ratify the appointment of Ham, Langston & Brezina, LLP as our independent auditors.

FOR	AGAINST	ABSTAIN
19,207,383	33,016	72,700

Item 6. Exhibits

     The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit
Number	Description of Document
31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: November 15, 2004

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