Form 10QSB
period 2004-12-31
US DATAWORKS INC
filed 2005-02-14
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to _____________

Commission file number: 001-15835

US Dataworks, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	84-1290152
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
5301 Hollister Road, Suite 250 Houston, Texas	77040
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (713) 934-3855

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock outstanding as of January 31, 2005: 28,777,866

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

US DATAWORKS, INC.

TABLE OF CONTENTS

FORM 10-QSB

QUARTERLY PERIOD ENDED DECEMBER 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

US DATAWORKS, INC. BALANCE SHEET December 31, 2004 (Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,734,134
Accounts receivable, net of allowance for doubtful accounts of $0	640,080
Prepaid expenses and other current assets	116,134

Total current assets	3,490,348

PROPERTY AND EQUIPMENT, net	717,002
GOODWILL, net	14,133,629
OTHER ASSETS	43,793

TOTAL ASSETS	$18,384,772

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC. BALANCE SHEET December 31, 2004 (Unaudited) LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Note payable - related party	$39,000
Deferred revenue	283,764
Accounts payable	242,836
Accrued expenses	189,151
Interest payable	22,730
Convertible promissory note	256,066

Total current liabilities	1,033,547
Convertible promissory note	512,133
Deferred revenue	41,683
Deferred compensation	94,600
Total liabilitiesInterest payable	1,681,963

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 549,667 shares issued and outstanding $0.75 liquidation preference, dividends of $159,352 in arrears	55
Common stock, $0.0001 par value 90,000,000 shares authorized and 28,777,366 shares issued and outstanding	2,878
Common stock subscription	(129,375)
Additional paid-in capital	61,737,402
Deferred compensation	(63,395)
Accumulated deficit	(44,844,756)

Total shareholders’ equity	16,702,809

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,384,772

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC. STATEMENTS OF OPERATIONS For the Three Months and Nine Months Ended December 31, 2004 and 2003

	For the Three Months Ended December 30,		For the Nine Months Ended December 30,
	2004	2003	2004	2003
REVENUES
Software licensing revenues	$95,000	$56,803	$595,732	$769,670
Software maintenance revenues	246,455	66,999	706,383	181,143
Professional service revenues	176,480	292,656	728,785	911,216

Total revenues	517,935	416,458	2,030,900	1,862,029

COST OF SALES	(147,689)	(206,043)	(666,337)	(555,698)

Gross profit	370,246	210,415	1,364,563	1,306,331

OPERATING EXPENSES
General and administrative	1,674,255	1,122,555	4,637,577	2,961,828
Depreciation and amortization	81,727	70,069	237,499	206,700
Total operating expense	1,755,982	1,192,624	4,875,076	3,168,528

LOSS FROM OPERATIONS	(1,385,736)	(982,209)	(3,510,513)	(1,862,197)

OTHER INCOME (EXPENSE)
Financing costs	---	(135,814)	(419,903)	(1,345,102)
Interest expense	(22,730)	(128,826)	(187,686)	(1,069,774)
Interest expense - related parties	---	---	---	(113,360)
Loss on extinguishment of debt	---	---	---	(635,259)
Loss on extinguishment of debt - related parties	---	---	---	(1,722,631)
Investor litigation settlement expense	75,800	---	(924,200)	---
Other income	12,761	3,635	30,449	3,635

Total other income (expense)	65,831	(261,005)	(1,501,340)	(4,882,491)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,319,905)	(1,243,214)	(5,011,853)	(6,744,688)
PROVISION FOR INCOME TAXES	---	---	---	---

NET LOSS	$(1,319,905)	$(1,243,214)	$(5,011,853)	$(6,744,688)

BASIC AND DILUTED LOSS PER SHARE
Total basic and diluted loss per share	$(0.05)	$(0.05)	$(0.19)	$(0.39)

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	27,800,238	22,772,365	26,725,216	17,388,793

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY
for the Nine Months ended December 31, 2004

	Preferred Stock Convertible Series B		Common Stock		Common Stock	Additional Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Subscription	Capital	Compensation	Deficit	Total

Balance, March 31, 2004	629,666	$63	22,997,136	$2,300	--	$55,135,232	$--	$(39,832,903)	$15,304,692
Warrants and options issued to third parties for services rendered	--	--	--	--	--	57,132	--	--	57,132
Warrants granted in settlement of litigation	--	--	--	--	--	126,000	--	--	126,000
Grant of deferred compensation	--	--	--	--	--	--	(94,600)	--	(94,600)
Amortization of deferred compensation	--	--	--	--	--	--	31,205	--	31,205
Common stock issued for
Cash	--	--	2,888,201	289	--	4,081,211	--	--	4,081,500
Subscription receivable (Note 8)	--	--	143,750	14	(129,375)	129,361	--	--	--
Exercise of warrants and options	--	--	1,505,044	150	--	1,042,833	--	--	1,042,983
Notes payable conversion	--	--	1,090,376	109	--	940,641	--	--	940,750
Conversion of Series B preferred stock	(79,999)	(8)	15,998	2	--	6	--	--	--
Stock issued for equity line of credit extinguishment (Note 8)	--	--	136,861	14	--	224,986	--	--	225,000
Net loss	--	--	--	--	--	--	--	(5,011,853)	(5,011,853)
Balance, December 31, 2004	549,667	$55	28,777,366	$2,878	$(129,375)	$61,737,402	$(63,395)	$(44,844,756)	$16,702,809

The accompanying notes are an integral part of these financial statements

US DATAWORKS, INC.

STATEMENTS OF CASH FLOW
For the Nine Months Ended December 31,

(Unaudited)

	2004	2003

Cash flows from operating activities
Net loss from continuing operations	$(5,011,853)	$(6,744,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	237,499	206,700
Loss on extinguishment of debt	--	635,259
Loss on extinguishment of debt - related party	--	1,722,631
Amortization of note discount and beneficial conversion features on convertible promissory notes	343,824	819,551
Amortization of deferred compensation expense	31,205	--
Issuance of stock for interest	15,750	77,261
Issuance of stock for services rendered	--	73,830
Issuance of stock for extinguishment of equity credit line facility	225,000	--
Issuance of warrants for extension of notes payable due date	--	1,084,505
Issuance of warrants for settlement of dispute	--	262,755
Issuance of warrants for services	--	96,750
Issuance of warrants for stock cancellation agreement	--	45,693
Issuance of warrants for convertible promissory note conversions	--	12,528
Issuance of warrants for litigation settlement	126,000	--
Issuance of options to third party for services	57,132	--
Issuance of promissory note for litigation settlement	768,199	--
(Increase) decrease in
Accounts receivable	589,021	125,897
Prepaid expenses and other current assets	638	35,618
Other assets	(16,347)	(5,021)
Increase (decrease) in
Deferred revenue	164,995	(159,247)
Accounts payable	(108,401)	(410,505)
Accrued expenses	(242,251)	(427,405)
Accrued expenses - related parties	--	(43,000)
Interest payable	(14,521)	18,051
Interest payable - related parties	--	(94,075)

Net cash used in operating activities	(2,834,110)	(2,666,912)

Cash flows from investing activities
Purchase of property and equipment	(259,628)	(62,304)
Net cash used in investing activities	(259,628)	(62,304)

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF CASH FLOW
For the Nine Months Ended December 31,

(Unaudited)

	2004	2003
Cash flows from financing activities
Payments on capital lease obligations	--	(6,728)
Proceeds from notes payable	--	10,000
Repayment of notes payable	--	(602,989)
Proceeds from convertible promissory notes	--	2,190,000
Repayment of convertible promissory notes	(500,000)	(225,000)
Repayment of note payable related to discontinued operations	--	(151,442)
Proceeds from stock sale	4,650,000	3,650,000
Stock issuance costs	(568,500)	(244,954)
Proceeds from exercise of stock options	69,575	2,875
Proceeds from exercise of warrants	973,408	19,760
Net cash provided by financing activities	4,624,483	4,641,522
Net increase in cash and cash equivalents	1,530,745	1,912,306
Cash and cash equivalents, beginning of period	1,203,389	8,564
Cash and cash equivalents, end of period	$2,734,134	$1,920,870

Supplemental disclosures of cash flow information
Interest paid	$31,035	$83,151

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	Organization and Business

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

Goodwill

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” to account for its goodwill.

SFAS No. 142 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the entity below its carrying amount. The Company did not have an impairment of goodwill to record for the fiscal years ended March 31, 2003 or March 31, 2004.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles in the United States. For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable - related parties also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same or the difference is immaterial.

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

The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized during the three or nine months ended December 31, 2004 and December 31, 2003 or for the years ended March 31, 2004 and March 31, 2003.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

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

For purposes of pro forma disclosure, the estimated fair value of the options is included in expense over the option’s vesting period or expected life. The Company’s pro forma information for the three and nine months ended December 31, 2004 and 2003 is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2004	2003	2004	2003

Net loss as reported	$(1,319,905)	$(1,243,214)	$(5,011,853)	$(6,744,688)
Add stock-based employee compensation expense included in net loss as reported, net of related tax effects	0	0	0	0
Deduct stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	$(320,948)	$(468,525)	$(998,573)	$(1,265,769)
Net loss; pro forma	$(1,640,853)	$(1,711,739)	$(6,010,426)	$(8,010,457)
Basic and diluted loss per share, as reported	$(0.05)	$(0.05)	$(0.19)	$(0.39)
Basic and diluted loss per share, pro forma	$(0.06)	$(0.08)	$(0.22)	$(0.46)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended December 31, 2004 and 2003, and nine months ended December 31, 2004 and 2003: dividend yields of 0%; expected volatility of 69%, 150%, 74% and 150%, respectively; risk-free interest rates of 2.99%, 2.00%, 2.82% and 2.00%, respectively; and expected lives of 3 years. The per-share weighted average fair values of stock options granted during the three months ended December 31, 2004 and 2003, and nine months ended December 31, 2004 and 2003 were $0.56, $0, $0.58 and $1.13, respectively.

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

The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	For the Nine Months Ended December 31,
	2004	2003

Options outstanding under the Company’s stock option plans	3,868,115	2,391,500
Options granted outside the Company’s stock option plans	1,163,000	713,100
Warrants issued in conjunction with convertible Series B preferred stock	0	0
Warrants issued in conjunction with private placements	3,602,495	1,286,251
Warrants issued as a financing cost for notes payable
and convertible notes payable	2,223,037	2,341,137
Warrants issued in conjunction with lock-up agreements	0	12,000
Warrants issued for services rendered	177,800	447,800
Warrants issued as part of the US Dataworks, Inc. acquisition	67,200	67,200
Convertible Series A preferred stock (a)	0	0
Convertible Series B preferred stock (b)	109,933	125,933

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

Three of our customers accounted for 30%, 25% and 12% of our net revenues for the three months ended December 31, 2004. Four of our customers accounted for 31%, 18%, 17% and 14%, respectively, of our net revenue for the nine months ended December 31, 2004. Three customers of the Company accounted for 44%, 20% and 13% of the Company’s net revenues for the three months ended December 31, 2003. Three customers of the Company accounted for 33%, 25% and 11% respectively, of the Company’s net revenues for the nine months ended December 31, 2003. Additionally, the Company’s strategic resellers accounted for 37% and 55% of the Company’s net revenues for the nine months ended December 31, 2004 and 2003, respectively.

As of December 31, 2004, amounts due from two strategic resellers and two significant customers accounted for 20%, 19%, 21% and 14%, respectively, of accounts receivable.

Recently Issued Accounting Pronouncements

SFAS 123R

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (SFAS 123R). The statement requires that the Company record stock option expense in its financial statements based on a fair value methodology beginning no later than the first fiscal quarter beginning after December 15, 2005, the Company’s fourth quarter of the next fiscal year ending March 31, 2006. The Company is evaluating the impact of the new standard and the method and timing of adoption. Although we have not completed our analysis, we anticipate that the expense would not exceed the amounts disclosed in Note 2 had the Company been expensing under the new rule.

3.	Property and Equipment

Property and equipment as of December 31, 2004 consisted of the following:

Furniture and fixtures	$84,745
Automobile	15,072
Office and telephone equipment	90,237
Computer equipment	371,275
Computer software	1,232,114
Leasehold improvements	62,997
1,856,440
Less accumulated depreciation and amortization	(1,139,438)
TOTAL	$717,002

Depreciation and amortization expense for the three and nine months ended December 31, 2004 and 2003 was $81,727, $70,069, $237,499 and $206,700, respectively.

4.	Notes Payable - Related Parties

On January 22, 2001, the Company entered into a note payable with an advisory board member and shareholder for $50,000. The note is non-interest-bearing, is unsecured, and is due on demand. As of December 31, 2004, the outstanding balance on the note payable was $39,000.

5.	Convertible Promissory Note

Convertible promissory notes at December 31, 2004 consisted of the following:

Convertible promissory notes, interest at 10% per annum, unsecured, due in three equal annual instalments beginning September 15, 2005 (see Note 6)	$768,199

Less current portion	(256,066)

Long-term portion	$512,133

6.	Litigation Settlement Expense

During the three months ended December 31, 2004, the Company incurred a non-recurring, non-cash charge of $924,200 related to costs necessary to settle a lawsuit filed by an investor. In the lawsuit filed December 12, 2003 in the Los Angeles Superior Court, the investor alleged that the Company made an oral agreement in connection with the investor’s conversion of his promissory notes in April 2000. The plaintiff claimed that the oral agreement granted him the right to receive additional shares from the Company if he sold certain shares of the Company’s common stock at a price less than $15 per share. The investor alleged that in March 2000, as partial consideration under the alleged oral agreement, he converted three promissory notes with an aggregate principal amount of $725,000 into 77,856 shares of the Company’s common stock.

On November 12, 2004, the Company and the investor entered into a Settlement Agreement and Mutual Release wherein the parties agreed to dismiss the lawsuit and the Company agreed to pay the investor (1) a $768,199 convertible promissory note payable with interest at 10% per annum in three equal annual installments beginning September 15, 2005, (2) a warrant to purchase 160,000 shares of the Company’s common stock at a purchase price of $0.75 per share, which warrant expires on November 10, 2006 and (3) reimbursement of the plaintiff’s legal fees and expenses. The note is convertible at anytime, at the holder’s election, into shares of the Company’s common stock at a per share conversion price of $1.10, subject to standard antidilution provisions.

Using the Black-Scholes pricing model the Company has determined the value of the warrants issued in connection with the settlement to be $126,000. This amount, together with the value of the convertible promissory note, the value of the plaintiff’s legal expense reimbursement and the company’s legal costs incurred in connection with the settlement totals $924,200 and has been recorded as Investor litigation settlement expense at December 31, 2004. As of September 30, 2004, the Company had estimated these settlement expenses and had accrued $1,000,000. Accordingly, for the three months ended December 31, 2004, the Company has reduced its previously recorded expenses by $75,800.

7.	Commitments and Contingencies

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

On August 2, 2004, the Company entered into an employment agreement with its Vice President Sales - Remittance Processing Division. The employment agreement is for a term of three years with an annual base salary of $150,000 and, during the first twelve months of the agreement, an advance of future commissions of $75,000, payable in semi-monthly installments. The advance is non-recoverable; however, any commissions earned during the first twenty-four months of the agreement will be reduced by the amount of the advance.

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

In August and October 2000, the Company issued 509,333 and 133,666 units respectively, in a private placement for gross proceeds of $382,000 and $100,250, respectively. Each unit consisted of one share of the Company’s voting convertible Series B preferred stock (the “Series B”) and a warrant, exercisable through October 2003, to purchase one share of the Company’s common stock. The Series B has a liquidation preference of $0.75 per share and carries a 10% cumulative dividend payable each March 1 and September 1. The Company has the right to redeem the Series B at any time after issuance at a redemption price of $0.83 per share, plus any accrued but unpaid dividends. The Series B is convertible upon issuance into common stock at $3.75 per share. The warrant entitles the holder to purchase one share of the Company’s common stock at $6.25 per share, which represents 115% of the market value of the Company’s stock at the closing date.

In May 2001, an investor in the Series B rescinded its acquisition and returned to the Company 13,333 shares and warrants for the purchase of 2,667 shares of common stock in exchange for the return of its investment of $10,000.

In August 2004, an investor in the Series B elected to convert his 79,999 shares and accordingly was issued 15,998 shares of the Company’s common stock.

At December 31, 2004, there were accumulated, undeclared dividends in arrears of $159,352 or $0.29 per share.

Common Stock

Financing Agreement

On June 30, 2003, the Company entered into an agreement with an institutional investor for an equity line financing of up to $4,000,000. The Company may sell up to $4,000,000 of its common stock, with a minimum commitment of $1,500,000, to the institutional investor under the equity line on trading days on which our closing price per share is $0.50 or more.

In May 2004, the Company and the institutional investor agreed to terminate the equity line financing in consideration of the Company issuing to the investor $225,000 of unregistered shares of common stock. Based upon the closing market price of the Company’s common stock on the date of the termination agreement, the Company issued 136,861 shares of common stock to the investor in May 2004.

Common Stock and Warrants

During the three and nine months ended December 31, 2004, the Company completed the following:

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

Exercise of Warrants and Options

On December 14, 2004, the Company entered into an Amended Warrants Agreement wherein certain investors accelerated the exercise of previously issued common stock warrants at a reduced exercise price of $0.90 per share. A total of 1,214,007 warrants were exercised for cash proceeds of $963,232 and a subscription receivable of $129,375. Direct issuance expenses were $20,124.

The proceeds from one of the investors exercising his Amended Warrants Agreement for 143,750 warrants with an exercise amount of $129,375 was not received until January 5, 2005 and accordingly is shown as common stock subscription receivable at December 31, 2004.

In accordance with the terms of existing agreements, other previously issued warrants and stock options totaling 434,787 shares were exercised during the nine months ended December 31, 2004 for proceeds of $99,875.

Conversions of Convertible Promissory Notes

In June 2004, two accredited investors elected to convert their notes totaling $100,000 in aggregate principal amount of convertible notes and $10,000 of aggregate accrued interest and were issued 244,446 shares of common stock in accordance with the terms of the notes.

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

During the nine months ended December 31, 2004 and 2003, the Company granted 1,994,502 and 2,694,000 stock options, respectively, to certain employees that may be exercised at prices ranging between $1.49 and $0.90, and $2.95 and $0.55, respectively.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding, March 31, 2004	2,493,750	$1.95	713,100	$3.65
Granted	1,414,502	$1.02	580,000	$1.49
Exercised	(40,137)	$0.55	(19,000)	$1.08
Forfeited/canceled	--	--	(111,100)	$19.99
Outstanding, December 31, 2004	3,868,115	$1.62	1,163,000	$1.07
Exercisable, December 31, 2004	1,723,950	$1.65	3,000	$21.72

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at December 31, 2004 were 8.8 years and $1.50, respectively. The exercise prices for the options outstanding at December 31, 2004 ranged from $0.55 to $22.58, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Weighted-Average Exercise Price of Options Exercisable
$0.55 - 2.00	3,831,615	1,233,613	8.94 years	$0.94	$0.77
$2.01 - 3.00	1,050,500	344,337	8.75 years	$2.79	$2.81
$3.01- 22.58	149,000	149,000	6.06 years	$6.68	$6.68
	5,031,115	1,726,950

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

During the nine months ended December 31, 2004, the Company issued options to certain other employees and non-employee directors to purchase a total of 1,214,502 shares of its common stock under the 2000 Plan, at exercise prices ranging from $0.90 to $1.36 per share which in each case was the closing market price of the Company’s common stock on the date of grant. All of the options are exercisable over a ten year life, generally vest equally over a period of three years, and generally terminate 90 days after the date the optionee ceases to be an employee or a director of the Company.

Deferred compensation

On April 12, 2004, the Company granted a deferred compensation award to Mr. Reiland. The award provides for a payment equal to the product of 200,000 multiplied by an amount equal to (a) the Company’s average 20 day trailing stock price on the third anniversary date of his employment (March 17, 2006) less (b) $0.55 (the Company’s stock price on the date of his employment). In no event may the payment amount exceed $430,000. The payment amount, if any, is cancelable in the event of Mr. Reiland’s voluntary termination or termination by the Company for Cause (as defined).

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB.

When used in this Quarterly Report on Form 10QSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth and profitability, investments in marketing and promotion, our need for future financing, our dependence on personnel and our ability to respond to rapid technological change. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks set forth below under “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Three of our customers accounted for 30%, 25% and 12% of our net revenues for the three months ended December 31, 2004. Four of our customers accounted for 31%, 18%, 17% and 14% of our net revenues for the nine months ended December 31, 2004. Three of our customers accounted for 44%, 20% and 13% of our net revenues for the three months ended December 31, 2003. Three of our customers accounted for 33%, 25% and 11% respectively, of our net revenues for the nine months ended December 31, 2003. Additionally, our strategic resellers accounted for 37% and 55% of our net revenues for the nine months ended December 31, 2004 and 2003, respectively.

At December 31, 2004, amounts due from two strategic resellers and two significant customers accounted for 20%, 19%, 21% and 14%, respectively, of accounts receivable.

Results of Operations

The results of operations reflected in this discussion include our operations for the three and nine month periods ended December 31, 2004 and 2003.

Revenues

Revenues totaled $517,935 for the three months ended December 31, 2004 compared to revenues of $416,458 for the three months ended December 31, 2003, an increase of $101,477 or 24%. The increase in revenues was primarily attributable to an increase in maintenance revenues of $179,456 or 268%, an increase in licensing revenues of $38,197 or 67% and offset by a decrease in service revenues of $116,176 or 40%. Maintenance revenues increased in the third quarter of the current fiscal year compared to the same period in the prior year principally as a result of previously installed customers subject to transactional fees increasing their utilization of our software solutions. Transactional revenues increased to approximately $156,000 in the current quarter compared to $35,000 of such revenue in the corresponding period of the prior year. Service revenues decreased in the third quarter compared to the same period in the prior year principally due to an installation project being completed in the prior year period for one of our larger customers without a similar large installation project in the current year.

Revenues totaled $2,030,900 for the nine months ended December 31, 2004 compared to revenues of $1,862,029 for the nine months ended December 31, 2003, an increase of $168,871 or 9%. The increase in revenues was primarily attributable to an increase in maintenance revenues of $525,240 or 290%, offset by a decrease in licensing revenues of $173,938 or 23% and a decrease in service revenues of $182,431 or 20%. Maintenance revenues increased in the first nine months of the current fiscal year compared to the same period in the prior year principally as a result of previously installed customers subject to transactional fees increasing their utilization of our software solutions. Transactional revenues increased to approximately $444,000 in the first nine months of the current fiscal year compared to approximately $56,000 of such revenue in the corresponding period of the prior year. The decrease in license fees is principally due to (a) the initiation of a direct sales effort and the hiring of five experienced sales representatives within the last six months, (b) the transition of our sales effort to a transactional sales model as opposed to a license fee sales model, and (c) significant upfront license revenues received in the prior fiscal year from two large credit card processing companies with no similar large upfront license transactions in the current year. These two customers accounted for 43% of our total revenue for the first nine months of the prior fiscal year. The decrease in service revenues in the current nine month period as compared to the same period in the prior year is also the result of fewer license transactions in the current year and the associated training and installation services.

Cost of Sales

Costs of sales principally include the cost of personnel who perform the services associated with our software maintenance, support, training and installation activities. Cost of sales decreased by $58,354 or 28% to $147,689 for the three months ended December 31, 2004 from $206,043 for the three months ended December 31, 2003. Cost of sales as a percentage of combined maintenance and services revenues for the current quarter was 35% as compared to 57% in the prior year. This decrease in cost of sales as a percentage of combined maintenance and services revenues is principally due to a lower level of professional service revenues in the current quarter compared to the same period in the prior year.

Cost of sales increased by $110,639 or 20% to $666,337 for the nine months ended December 31, 2004 from $555,698 for the nine months ended December 31, 2003. Cost of sales as a percentage of combined maintenance and services revenues for the current nine month period were 46% as compared to 51% in the prior year. The increase in the dollar amount of cost of sales for the nine months ended December 31, 2004 as compared to the same period in the prior year is due to the higher combined level of maintenance and services revenues. However, the decrease as a percentage of combined maintenance and services revenues is a result of the increase in less labor intensive transactional revenues and the decrease in services revenues that require a higher level of labor costs.

Operating Expenses

Total operating expenses increased by $563,358 or 47% to $1,755,982 for the three months ended December 31, 2004 from $1,192,624 for the three months ended December 31, 2003. The increase in operating expenses was principally attributable to a $550,000 increase in personnel costs primarily due to an increase in our headcount to 38 at December 31, 2004 compared to 20 at December 31, 2003. Additionally, marketing and advertising expenses increased $141,000 in the third quarter compared to the same period in the prior year. These increases were offset by a $198,000 decrease in legal and accounting fees. In the prior year period we incurred an unusually high level of capital restructuring transactions and the associated high level of legal, accounting and consulting expenses.

Total operating expenses increased by $1,706,548 or 54% to $4,875,076 for the nine months ended December 31, 2004 from $3,168,528 for the nine months ended December 31, 2003. The increase in operating expenses for the nine month period was principally attributable to a $1,573,000 increase in personnel costs primarily due to an increase in our headcount to 38 at December 31, 2004 compared to 20 at December 31, 2003. Additionally, marketing and advertising expenses increased $735,000 in the nine month period ended December 31, 2004 compared to the same period in the prior year. These increases were offset by a $635,000 decrease in legal and accounting fees. In the prior year period we incurred an unusually high level of capital restructuring transactions and the associated high level of legal, accounting and consulting expenses.

Other Expenses

Other expenses, including interest expense and financing costs, decreased $326,836 or 125% to an income amount of $65,831 for the three months ended December 31, 2004 from an expense amount of $261,005 for the three months ended December 31, 2003. The income amount in the current quarter is due to the reversal of an estimate made in the prior quarter of the costs to settle a lawsuit filed by an investor. During the three months ended September 30, 2004, we recorded a non-recurring, non-cash charge of $1,000,000 related to management’s estimates of costs necessary to settle a lawsuit filed by an investor (see Note 6). In November 2004, we settled the lawsuit and incurred costs of $924,200 which resulted in the $75,800 income amount in the current quarter.

Other expenses, including interest expense and financing costs, decreased $3,381,151 or 69% to $1,501,340 for the nine months ended December 31, 2004 from $4,882,491 for the nine months ended December 31, 2003. The decrease was primarily due to the non-recurring, non-cash financing charges incurred in our capital restructuring transactions in the prior year offset by the costs of the lawsuit settlement discussed above recorded in the current fiscal year.

Net Loss

Net loss increased by $76,691 or 6% to a net loss of $1,319,905 for the three months ended December 31, 2004 from $1,243,214 for the three months ended December 31, 2003.

Net loss decreased by $1,732,835 or 26% to a net loss of $5,011,853 for the nine months ended December 31, 2004 from $6,744,688 for the nine months ended December 31, 2003.

Liquidity and Capital Resources

Cash and cash equivalents increased by $1,530,745 to $2,734,134 at December 31, 2004 from $1,203,389 at March 31, 2004. Cash used for operating activities was $2,834,110 in the nine months ended December 31, 2004 compared to $2,666,912 in the same period in the prior year. Net loss from continuing operations reduced cash by $5,011,853 and $6,744,688 in the nine months ended December 31, 2004 and 2003, respectively.

Cash used for investing activities of $259,628 and $62,304 in the nine months ended December 31, 2004 and December 31, 2003, respectively, was due to equipment purchases.

Financing activities provided cash of $4,624,483 in the nine months ended December 31, 2004 compared to $4,641,522 in the nine months ended December 31, 2003. Financing activities in the current nine month period included the repayment of $500,000 of convertible promissory notes and the receipt of $4,650,000, less direct issuance expenses of $568,500, from the sale of 2.89 million shares of our common stock and warrants to purchase up to 3.61 million shares of our common stock at an exercise price of $1.61 per share. Additionally, in the current nine month period, we received net proceeds of $973,408 from the exercise of outstanding warrants to purchase our common stock.

As a result of our recent capital raising transactions and the level of revenues achieved in the nine months ended December 31, 2004 and in the fiscal year ended March 31, 2004, we believe we currently have adequate resources to fund our anticipated cash needs through June 30, 2005. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity financings, these financings may result in dilution to existing shareholders.

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

We have incurred losses for the last three fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of December 31, 2004, our accumulated deficit was $44,844,756. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name, gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base, and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

If we are unsuccessful in raising additional capital in the future, we may be unable to continue to operate.

We believe we currently have adequate cash to fund anticipated cash needs through June 30, 2005. In April 2004, we raised an additional $4,650,000 of equity capital in a private placement with major institutional investors. In December 2004, we amended the terms of certain existing warrant agreements and raised an additional $1,092,607. However, we may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

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

As of January 31, 2004, there were approximately 28,777,866 shares of common stock outstanding, of which at least 9,120,139 are restricted securities under the Securities Act, a minority of which are held by our affiliates. These restricted securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If these holders sell in the public market, these sales could cause the market price of our common stock to decline. This also could make it more difficult for us to raise funds through future offerings of our common stock.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on the evaluation, such officers have concluded that these disclosure controls and procedures are effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -   OTHER INFORMATION

Item 1. Legal Proceedings

On November 12, 2004, we settled a lawsuit filed in the Los Angeles Superior Court by one of our investors. The lawsuit alleged that in March 2000, as partial consideration under an alleged oral agreement he converted three promissory notes with an aggregate principal amount of $725,000 into 77,856 shares of our common stock. In the lawsuit, the investor alleged that the oral agreement granted him the right to receive additional shares from us in the event that he should sell certain shares of our common stock at a price less than $15 per share.

Under the terms of the settlement agreement, we agreed to give the investor (1) a $768,199 convertible promissory note payable with interest at 10% per annum in three equal annual installments beginning September 15, 2005 (2) a warrant to purchase 160,000 shares of our common stock at a purchase price of $0.75 per share which warrant expires on November 10, 2006, and (3) reimbursement of the plaintiff’s legal fees and expenses. At anytime at the holder’s election any portion of the unpaid principal and interest of the promissory note may be converted into shares of our common stock at a per share conversion price of $1.10, subject to standard antidilution provisions.

Item 2. Changes in Securities

On December 14, 2004, we entered into an Amended Warrants Agreement wherein certain investors accelerated the exercise of previously issued common stock warrants at a reduced exercise price of $0.90 per share. A total of 1,214,008 warrants were exercised for cash proceeds of $963,232 and a subscription receivable of $129,375. Direct issuance expenses were $20,124.

The proceeds from one of the investors exercising his Amended Warrants Agreement for 143,750 warrants with an exercise amount of $129,375 was not received until January 5, 2005 and accordingly is shown as common stock subscription receivable at December 31, 2004.

In accordance with the terms of existing agreements, other previously issued warrants and stock options totaling 434,787 shares were exercised during the nine months ended December 31, 2004 for proceeds of $99,875.

The issuances disclosed in were made to accredited investors and were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

Item 6.  Exhibits

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit Number	Description of Document

4.1
U.S. Dataworks, Inc. Amended Warrants Agreement dated December 6, 2004 by and between the Registrant and the undersigned warrant holders (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2004).

4.2
First Amendment to U. S. Dataworks, Inc. Amended Warrants Agreement dated December 9, 2004 by and between the Registrant and the undersigned warrant holders (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2004).

4.3
Registration Agreement dated as of November 12, 2004, between the Registrant and Peter Simons (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

4.4
Common Stock Purchase Warrant to purchase up to 160,000 shares of the Registrant Common Stock issued to Peter Simons (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

4.5
10% Convertible Debenture issued by the Registrant for the benefit of Peter Simons dated effective September 15, 2004 (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

10.1
Settlement Agreement and Mutual Release dated November 12, 2004, by and between the Registrant and Peter Simons (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

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

US DATAWORKS, INC.

Date: February 14, 2005	By:	/s/ John S. Reiland

John S. Reiland Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

4.1
U.S. Dataworks, Inc. Amended Warrants Agreement dated December 6, 2004 by and between the Registrant and the undersigned warrant holders (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2004).

4.2
First Amendment to U. S. Dataworks, Inc. Amended Warrants Agreement dated December 9, 2004 by and between the Registrant and the undersigned warrant holders (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2004).

4.3
Registration Agreement dated as of November 12, 2004, between the Registrant and Peter Simons (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

4.4
Common Stock Purchase Warrant to purchase up to 160,000 shares of the Registrant Common Stock issued to Peter Simons (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

4.5
10% Convertible Debenture issued by the Registrant for the benefit of Peter Simons dated effective September 15, 2004 (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

10.1
Settlement Agreement and Mutual Release dated November 12, 2004, by and between the Registrant and Peter Simons (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

26