Form 10KSB
period 2005-03-31
US DATAWORKS INC
filed 2005-06-29
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

     Issuer’s revenue for fiscal year ended March 31, 2005: $2,686,749

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the price of such common equity as of June 13, 2005 as reported on the American Stock Exchange is $14,784,324. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     Number of shares of Common Stock outstanding as of June 13, 2005: 28,778,366.

     Transitional Small Business Disclosure Format: Yes ☐ No ☑

US DATAWORKS, INC.

2005 FORM 10-KSB

PART I

     When used in this Report, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the features, benefits, performance and utility of our current and future products and services, customer concentration, our efforts to develop and maintain strategic relationships, our ability to compete, growth of competition, competitive factors, our employee relations, statements regarding our critical accounting policies, adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth and profitability, investments in marketing and promotion, our need for future financing, our dependence on personnel and our ability to respond to rapid technological change. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to development of new products and services and their use by our potential customers, our ability to work with our strategic partners, our ability to retain and obtain customers, our ability to protect our proprietary rights, our ability to successfully gain market share, our dependence on a small number of customers, our ability to obtain future financing, and the risks set forth below under Item 6, “Management’s Discussion and Analysis and Results of Operations — Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. US Dataworks expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     All references to “US Dataworks,” “we,” “us,” “our” or “the Company” means US Dataworks, Inc.

     MICRworks™, Returnworks™, and Remitworks™ are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

Item 1. Description of Business

General

     US Dataworks is a developer of payment processing software, serving several of the top 25 banking institutions, top 10 credit card issuers, major retailers and the United States Government. We generate revenue from the licensing, system integration and maintenance of our core product, Clearingworks™, and its component subsystems, ClearingworksACH, ClearingworksCHECK21, ClearingworksPAYMENTS and ClearingworksSECURE. Our software is designed to enable organizations to transition from traditional paper-based payment and billing processes to electronic payment solutions. Our products include check processing, point-of-purchase transactions and turnkey Automated Clearing House, or ACH, payments. ACH payments are highly reliable and efficient electronic fund transfers among participating depository financial institutions including the Federal Reserve, the central bank of the United States. Our products are designed to provide organizations with an in-house solution that will complement and enhance such organizations’ existing technologies, systems and operational workflow. Our strategy is to identify, design and develop products that fill specific niches in the payment processing industry.

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

Products

     Clearingworks™ is US Dataworks’ transaction processing platform that provides a fully automated, end-to-end solution for electronic payment processing. Clearingworks™ technology includes state-of-the-art decision-making functionality that determines “best-fit clearing” and “least-cost routing” of payments. Clearingworks™ incorporates US Dataworks’ industry-leading functionality in an easily configurable processing stream to give customers the scalability and flexibility needed to handle all of their payment transactions.

ClearingworksACH:
Whatever the capture device — point-of-sale, web, telephone or remittance processing system — simply provide Clearingworks™ with the data and it will decision it. Clearingworks™ is an integrated ACH payment management tool that handles all major National Automated Clearing House (NACHA) Standard Entry Class codes. Clearingworks™ contains our industry-leading MICR parsing technology, which provides unsurpassed levels of accuracy and consistency for check conversion. It supports both centralized and distributed payment models and is integrated with most third party payment processing platforms such as PEP+, Wausau Financial Systems, J&B Software, BancTec and others.

ClearingworksCHECK21:
As part of the Clearingworks™ transaction processing platform, ClearingworksCHECK21 functionality leverages leading edge technologies to deliver an end-to-end solution for converting paper checks to substitute checks for banks and other payment processors. Clearingworks™ smart routing capability allows images to be routed to only those institutions that are equipped to receive image exchange transmissions. It provides an infrastructure through which these electronic transmissions will be received, downloaded, printed and delivered to the paying bank.

ClearingworksPAYMENTS:
ClearingworksPAYMENTS payments functionality brings new innovation to problem solving in a traditional remittance environment. Conventional remittance processing requires an additional encoding pass to create a paper-based cash letter deposit. Clearingworks™, however, creates electronic cash letter deposits using ACH and Check 21 networks for a complete electronic solution. Express batching allows items to be processed independently from their physical capture batch, while a robust web architecture allows payments to be keyed in and processed from anywhere at any time.

ClearingworksSECURE:
Clearingworks™ addresses all aspects of the enterprise to ensure total protection, including issues such as compliance, information assurance, privacy, business continuity, fraud, and disaster recovery.

Customers

     US Dataworks’ customers include five of the top 25 banking institutions in the United States, four of the top 10 credit card issuers in the United States, major retailers and two United States Government agencies.

Strategic Business Relationships

     We believe that, in addition to growth from organic sales, aligning ourselves with key strategic partners to sell and distribute our software products will accelerate our revenue growth and capture of market share. Further, we expect that these strategic business relationships, among other factors, will help us achieve positive cash flow in the near future. As of June 13, 2005, we have aligned ourselves with eight strategic partners as a core component of our sales and distribution strategy. In fiscal 2005, our strategic resellers accounted for 32% of our net revenue.

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

     We believe we compete favorably with respect to these factors. However, the market for payment processing software is highly competitive, rapidly evolving and subject to significant technological change. As the market grows, we expect competition to increase. Increased competition may result in price reductions and reduced margins.

     We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, we may fail to gain market share or lose existing market share and our financial condition, operating results and business could be adversely affected.

Patents and Trademarks

     US Dataworks has obtained trademarks on the names of our premier products and services, including Clearingworks™ and a currently unlicensed, newly developed product, ZeroPass™. We also have applied for patents on ChecKey and ImageKey, which are products currently in development. These applications are pending. Our efforts to protect our intellectual property rights may not prevent the misappropriation of our intellectual property.

Government Regulation

     As a processor of ACH payments, we must comply with federal laws governing the processing of electronic transactions. We are in compliance with all federal laws and work closely with NACHA to ensure our systems remain both compliant with the laws and regulations, as well as NACHA guidelines.

Employees

     As of June 13, 2005, we have 42 employees, all of which are full-time employees. We are not a party to any collective bargaining agreement with our employees. We believe our employee relations to be good.

Research and Development

     For fiscal 2005 and 2004 we spent approximately $481,416 and $63,543, respectively, on research and development activities.

Item 2. Description of Property

     Our principal executive offices, currently consisting of 15,354 square feet of office space, are located at 5301 Hollister Road, Suite 250, Houston, Texas 77040, which is leased through July 2007.

Item 3. Legal Proceedings

     From time to time, we are involved in various legal and other proceedings that are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Our common stock is traded on the American Stock Exchange under the symbol “UDW.” The following table indicates the high and low sale prices as reported by the American Stock Exchange for the periods presented. The following per share prices have been adjusted to reflect the one-for-five reverse stock split effective on September 29, 2003.

	High	Low
Fiscal 2005

First Quarter	$2.10	$0.95

Second Quarter	1.60	0.80

Third Quarter	1.46	0.90

Fourth Quarter	1.07	0.60

Fiscal 2004

First Quarter	$1.65	$0.50

Second Quarter	3.00	1.00

Third Quarter	3.79	2.00

Fourth Quarter	3.68	1.73

Dividend Policy

     We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business.

Recent Sales of Unregistered Securities

     At various times during fiscal year 2005, we issued through private placements, convertible promissory notes, warrants to purchase shares of our common stock and shares of common stock. The following table summarizes these transactions (the following shares and per share prices reflect the one-for-five reverse stock split effective on September 29, 2003):

				Terms of
Date	Price ($)	Title of Security	Amount Sold	Conversion/Exercise
April 16, 2004	$1.61 per share	Common Stock	$4,650,000	(1)
		Warrant	3,610,250	$1.61 per share (1)

December 14, 2004	$0.90 per share	Common Stock	$1,092,607	(2)

(1)	In April 2004, we completed a private placement of $4.65 million in securities with certain major institutional investment funds. Under terms of the agreement, we issued 2,888,200 shares of Common Stock. In addition, we issued warrants, exercisable over a ten year period, to purchase up to 3,610,250 shares of Common Stock at an exercise price of $1.61 per share.

(2)	On December 14, 2004, we entered into an Amended Warrants Agreement wherein certain investors accelerated the exercise of previously issued common stock warrants at a reduced exercise price of $0.90 per share. A total of 1,214,007 warrants were exercised for cash proceeds of $1,092,607.

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

     In certain instances, we license our software on a transactional fee basis in lieu of an up-front licensing fee. In these arrangements, the customer is charged a fee based upon the number of items processed by the software and we recognize revenue as these transactions occur. The transaction fee also includes the provision of standard maintenance and support services as well as product upgrades should such upgrades become available.

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

     Four of our customers, the Federal Reserve Bank, Regulus Group, General Electric Corporation and Citibank, accounted for 34%, 19%, 12% and 12%, respectively, of our net revenue for the year ended March 31, 2005. Three of our customers, the Federal Reserve Bank, CapitalOne and Citibank, accounted for 44%, 16% and 16%, respectively, of our net revenue for the year ended March 31, 2004. Two of our strategic resellers, BancTec and Computer Sciences Corporation, accounted for an aggregate of 32% of our net revenue for the year ended March 31, 2005. BancTec accounted for 42% of our net revenue for the year ended March 31, 2004.

     At March 31, 2005, amounts due from three customers, one an entity of the U.S. Federal government, accounted for 23%, 18% and 10%, respectively, of accounts receivable. Additionally, at March 31, 2005, amounts due from a strategic reseller accounted for 42% of accounts receivable.

Results of Operations

     The results of operations reflected in this discussion include the operations of US Dataworks for the past two years.

Revenue

     Revenues decreased by $755,521 or 22% from $3,442,270 in fiscal 2004 to $2,686,749 in fiscal 2005. The decrease in revenue was primarily attributable to a decrease of $1,367,251 or 69% in licensing revenue partially offset by an increase of $482,905 or 359% in transactional revenues. Additionally, in the prior fiscal year, the Company recorded $900,000 in software licensing revenues due to a software licensing and technology sharing agreement entered into with an entity of the U.S. Federal government and had no such similar large licensing revenue event in fiscal 2005.

Cost of Revenue

     Cost of revenue principally includes the cost of personnel who perform the services associated with our software maintenance and installation revenue activities, and the cost of third party software that is used by our software to convert electronic data into acceptable formats utilized by the nation’s banking system. Total cost of revenue increased by $119,587 or 15% from $784,146 in fiscal 2004 to $903,733 in fiscal 2005. Cost of sales as a percentage of combined maintenance and services revenues for the current year was 62% as compared to 59% in the prior year. The increase in the dollar amount of cost of sales is principally as a result of an increased number of customers utilizing our annual maintenance services.

Operating Expenses

     Total operating expenses increased by $2,094,958 or 45% from $4,642,824 in fiscal 2004 to $6,737,782 in fiscal 2005. The increase in operating expenses was principally attributable to a $2,085,829 increase in personnel related costs primarily due to an increase in our headcount to 41 at March 31, 2005 compared to 21 at March 31, 2004. Additionally, marketing and advertising expenses increased $652,001 in the current year. These increases were offset by a $775,534 decrease in legal and accounting fees. In the prior year period we entered into an unusually high level of capital restructuring transactions and incurred the associated high level of legal, accounting and consulting expenses. We do not expect these unusually high level of capital restructuring transactions and the associated high level of legal, accounting and consulting expenses incurred in the prior year to continue in future periods.

Other Expenses

     Total other expenses, including interest expense and financing costs, decreased $3,599,159 or 71% from $5,103,672 in fiscal 2004 to $1,504,513 in fiscal 2005. The decrease was primarily due to the non-recurring, non-cash financing charges incurred in our capital restructuring transactions in the prior year offset by approximately $924,000 of costs incurred in the current year in the settlement of a lawsuit brought by a former investor (See Note 7 to the Financial Statements).

Net Loss

     Net loss decreased by $629,093 or 9% from a net loss of $7,088,372 in fiscal 2004 to a net loss of $6,459,279 in fiscal 2005.

Liquidity and Capital Resources

     We have incurred significant losses and negative cash flows from operations for the last two fiscal years. We have obtained our required cash resources through the sale of debt and equity securities. We may not operate profitably in the future and may be required to continue the sale of debt and equity securities to finance our operations.

     Management has specific plans to address the Company’s financial situation as follows:

•	In addition to the two June 2005 capital transactions discussed below, Management plans to raise additional capital through private placements of our common stock and/or the sale of debt that is convertible into common stock.

•	Management believes that a month-to-month professional services contract with an existing major financial services customer that was executed in June 2005, together with a contemplated software licensing and maintenance services contract with this same customer may generate up to $3.7 million in revenue and significantly reduce the negative cash flows from operations for fiscal 2006.

•	Additionally, Management believes that the demand for our software and professional services will continue to expand as the United States market embraces the new payment processing opportunities available under changing regulations such as the Check Clearing Act for the 21st Century. Management believes that increased demand for our solutions, including our recently introduced Clearingworks™ product, will lead to increased cash flows from up-front license fees, transaction based contract fees and increases in professional services revenues.

     There can be no assurance that our planned activities will be successful or that we will ultimately attain profitability. Our long term viability depends on our ability to obtain adequate sources of debt or equity funding to fund the continuation of our business operations and to ultimately achieve adequate profitability and cash flows to sustain our operations.

     The opinion of our independent auditor as of and for each of the two years ended March 31, 2005 expressed substantial doubt as to our ability to continue as a going concern. We will need to increase revenues from software licenses, transaction based software license contracts and professional services agreements to become profitable.

     Cash and cash equivalents increased by $321,997 from $1,203,389 at March 31, 2004 to $1,525,386 at March 31, 2005. Cash used for operating activities was $3,513,759 in fiscal 2004 compared to $4,053,807 in fiscal 2005.

     Cash used for investing activities for fiscal 2004 and 2005 consisted of the purchase of property and equipment and repayments to our affiliates totaling $234,001 and $305,854, respectively

     Financing activities provided cash of $4,681,658 in fiscal 2005 and included $4,650,000 proceeds from stock sales, $1,173,158 from the exercise of warrants and options, offset by a $500,000 debt repayment.

     Financing activities provided cash of $4,942,585 in fiscal 2004 and included $4,150,000 proceeds from stock sales, $2,190,000 from the issuance of promissory notes, and $38,597 from the exercise of warrants and options, offset by $684,330 in debt repayments and a $500,000 repurchase of treasury stock.

     In June 2005, we sold a convertible debenture in the principal amount of $770,000, with an original issue discount of $70,000 and warrants to purchase 879,080 shares of common stock. We also negotiated definitive agreements, effective as of June 16, 2005, with nine accredited investors for the sale of 1,258,654 shares of Common Stock for gross proceeds of $600,000. The agreements also provide that we will issue warrants, exercisable over a three year period beginning in December 2005, to purchase an aggregate of 629,328 shares of Common Stock. We are currently awaiting approval of the American Stock Exchange for the issuance of the shares of Common Stock and anticipate receipt of such approval in early July 2005. Upon receipt of approval, we will execute the agreements and issue the shares of Common Stock and warrants.

     As discussed above, also in June 2005, we entered into a month-to-month contract with an existing customer, one of the country’s largest credit card and financial services companies, to provide professional services which we believe may result in revenues of up to approximately $1.2 million during the fiscal year ending March 31, 2006. Further, we believe this existing customer may also enter into our contemplated license and maintenance services contract for our Clearingworks™ product suite that may yield additional revenues of up to approximately $2.5 million. We cannot assure you that this existing customer will actually enter into our contemplated contract. As a result of our recent capital raising transactions, our increased level of transactional revenues achieved in fiscal 2005, and the increased revenues to be received from recently received and contemplated contracts, we believe we currently have adequate capital resources to fund our anticipated cash needs through March 31, 2006 and beyond. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.

     Our contractual obligations, which are described elsewhere in our financial statements, have been summarized in the table below:

	Balance as of		Payments Due in
Contractual Obligations	March 31, 2005	2006	2007	2008	2009
Operating Lease	$658,726	$272,983	$289,055	$96,688	$0.00

Recently Issued Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (SFAS 123R). The statement requires that the Company record stock option expense in its financial statements based on a fair value methodology beginning no later than the first fiscal quarter beginning after December 15, 2005, the Company’s fourth quarter of the next fiscal year ending March 31, 2006. The Company is evaluating the impact of the new standard and the method and timing of adoption. Although we have not completed our analysis, we anticipate that the expense would not exceed the amounts disclosed in Note 2 to the Financial Statements had the Company been expensing under the new rule.

Factors That May Affect Our Results

We have a general history of losses and may not operate profitably in the future.

     We have incurred losses for the last three fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of March 31, 2005, our accumulated deficit was $(46,292,182). We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

Our ability to continue as a going concern may be contingent upon our ability to secure capital from prospective investors or lenders.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We believe we currently have adequate cash to fund anticipated cash needs through March 31, 2006 and beyond. In June 2005, we raised an additional $700,000 of convertible debt and negotiated definitive agreements for $600,000 of equity capital in private placements with accredited individual and institutional investors. However, we may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts that are uncertain, especially under the current capital market conditions. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

•	curtail our operations significantly;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including a merger or sale of US Dataworks.

     Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Our operating results are subject to fluctuations caused by many factors that could cause us to fail to achieve our revenue or profitability expectations, which in turn could cause our stock price to decline.

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

     We may not be able to maintain our relationships with strategic partners, such as BancTec and Computer Sciences Corporation. These strategic relationships are a core component of our sales and distribution strategy. The loss of a strategic partner could harm our financial results.

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

Item 7. Financial Statements

US DATAWORKS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

US Dataworks, Inc.

We have audited the accompanying balance sheet of US Dataworks, Inc. as of March 31, 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Dataworks, Inc. as of March 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ham, Langston & Brezina, LLP

Houston, Texas
June 3, 2005

US DATAWORKS, INC.

BALANCE SHEET

March 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$1,525,386
Accounts receivable, net allowance for doubtful accounts of $33,238	839,290
Prepaid expenses and other current assets	95,728

Total current assets	2,460,404
Property and equipment, net	677,280
Goodwill, net	14,133,629
Other assets	43,793

Total assets	$17,315,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable — related parties	$39,000
Current portion of convertible promissory notes	256,066
Deferred revenue — current	470,684
Accounts payable	239,247
Accrued expenses	326,270
Interest payable	41,672

Total current liabilities	1,372,939
Convertible promissory note	512,133
Deferred revenue	33,352
Deferred compensation	21,500

Total liabilities	1,939,924

Commitments and Contingencies
Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value; 700,000 shares authorized; 549,667 shares issued and outstanding; $0.75 liquidation preference, dividends of $169,522 in arrears	55
Common stock, $0.0001 par value; 90,000,000 shares authorized; 28,778,366 shares issued and outstanding	2,878
Additional paid-in capital	61,676,629
Deferred Compensation	(12,198)
Accumulated deficit	(46,292,182)

Total stockholders’ equity	15,375,182

Total liabilities and stockholders’ equity	$17,315,106

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF OPERATIONS

for the years ended March 31, 2005 and 2004
_____

	2005	2004
Revenues:
Software licensing revenues	$611,356	$1,978,607
Software transactional revenues	617,342	134,437
Software maintenance revenues	349,606	214,698
Professional services revenues	1,108,445	1,114,528

Total revenues	2,686,749	3,442,270

Cost of Sales	903,733	784,146

Gross Profit	1,783,016	2,658,124

Operating expenses:
General and administrative	6,414,334	4,362,786
Depreciation and amortization	323,448	280,038
Loss on disposal of property and equipment	—	—

Total operating expenses	6,737,782	4,642,824

Loss from operations	(4,954,766)	(1,984,700)

Other income (expense):
Financing costs	(419,902)	(1,444,322)
Interest expense	(206,628)	(1,195,723)
Interest expense — related parties	—	(113,360)
Loss on extinguishment of debt	—	(635,259)
Loss on extinguishment of debt — related parties	—	(1,722,631)
Investor litigation settlement expense	(924,200)	—
Other income (expense)	46,217	7,623

Total other income (expense)	(1,504,513)	(5,103,672)

Loss before provision for income taxes	(6,459,279)	(7,088,372)
Provision for income taxes	—	—

Net loss	$(6,459,279)	$(7,088,372)

Basic and diluted loss per share	$(0.24)	$(0.38)

Basic and diluted weighted-average shares outstanding	27,231,401	18,776,184

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended March 31, 2005 and 2004

	Preferred Stock
	Convertible Series A		Convertible Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2003	640,000	$64	629,666	$63	11,907,134	$1,190
Warrants issued for:
Financing costs of promissory notes	—	—	—	—	—	—
Services rendered	—	—	—	—	—	—
Expiration of related party notes	—	—	—	—	—	—
Interest from fixed conversion features	—	—	—	—	—	—
Common stock issued for:
Cash	—	—	—	—	2,936,112	294
Exercise of Warrants/ Options	—	—	—	—	435,723	44
Committed stock	—	—	—	—	72,485	7
Services rendered	—	—	—	—	23,446	2
Notes payable conversion	—	—	—	—	6,739,062	675
Conversion of Series A preferred stock	(640,000)	(64)	—	—	1,994,286	199
Treasury Stock Purchased	—	—	—	—	(1,111,112)	(111)
Warrants and Stocks issued for debt extinguishment	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at March 31, 2004	—	$—	629,666	$63	22,997,136	$2,300

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Common	Additional
	Stock	Paid- In	Accumulated
	Committed	Capital	Deficit	Total
Balance, March 31, 2003	$48,000	$41,972,619	$(32,744,531)	$9,277,405
Warrants issued for:
Financing costs of promissory notes	—	1,400,293	—	1,400,293
Services rendered	—	96,750	—	96,750
Expiration of related party notes	—	220,000	—	220,000
Interest from fixed conversion features	—	1,293,217	—	1,293,217
Common stock issued for:
Cash	—	3,904,752	—	3,905,046
Exercise of Warrants/ Options	—	38,553	—	38,597
Committed stock	(48,000)	47,993	—	—
Services rendered	—	73,829	—	73,831
Notes payable conversion	—	4,229,360	—	4,230,035
Conversion of Series A preferred stock	—	(135)	—	—
Treasury Stock Purchased	—	(499,889)	—	(500,000)
Warrants and Stocks issued for debt extinguishment	—	2,357,890	—	2,357,890
Net loss	—	—	(7,088,372)	(7,088,372)

Balance at March 31, 2004	$—	$55,135,232	$(39,832,903)	$15,304,692

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended March 31, 2005 and 2004

	Preferred Stock
	Convertible Series A		Convertible Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2004	—	$—	629,666	$63	22,997,136	$2,300
Options granted to third parties	—	—	—	—	—	—
Warrants granted in settlement of litigation	—	—	—	—	—	—
Grant of deferred compensation (Note 7)	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Common stock issued for:
Cash, less cost of offering ($641,500)	—	—	—	—	2,888,201	289
Exercise of Warrants / Options	—	—	—	—	1,649,794	164
Notes payable & accrued interest conversion	—	—	—	—	1,090,376	109
Conversion of Series B preferred stock	—	—	(79,999)	(8)	15,998	2
Settlement to terminate equity line financing (Note 8)	—	—	—	—	136,861	14
Current Period Profit (Loss)	—	—	—	—	—	—

Balance at March 31, 2005	—	$—	549,667	$55	28,778,366	$2,878

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional
	Paid-In	Deferred	Accumulated
	Capital	Compensation	Deficit	Total
Balance, March 31, 2004	$55,135,232	—	$(39,832,903)	$15,304,692
Options granted to third parties	68,559	—	—	68,559
Warrants granted in settlement of litigation	126,000	—	—	126,000
Grant of deferred Compensation (Note 7)	—	(21,500)	—	(21,500)
Amortization of deferred compensation	—	9,302	—	9,302
Common stock issued for:
Cash, less cost of offering ($641,500)	4,008,211	—	—	4,008,500
Exercise of Warrants / Options	1,172,994	—	—	1,173,158
Notes payable & accrued interest conversion	940,641	—	—	940,750
Conversion of Series B preferred stock	6	—	—	—
Settlement to terminate equity line financing (Note 8)	224,986	—	—	225,000
Current Period Profit (Loss)	—	—	$(6,459,279)	$(6,459,279)

Balance, March 31, 2005	$61,676,629	$(12,198)	$(46,292,182)	$15,375,182

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF CASH FLOWS

for the years ended March 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss from continuing operations	$(6,459,279)	$(7,088,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	323,448	280,038
Loss on extinguishment of debt	—	635,259
Loss on extinguishment of debt — related party	—	1,722,631
Amortization of note discount and beneficial conversion features on convertible promissory notes	343,824	1,018,346
Amortization of deferred compensation expense	9,302	—
Issuance of stock for interest	15,750	30,158
Issuance of stock for services rendered	—	73,831
Issuance of stock for settlement of equity line of credit	225,000	—
Issuance of warrants for extension of notes payable due date	—	1,084,505
Issuance of warrants for settlement of dispute	—	227,755
Issuance of options to 3rd parties for services	68,559	—
Issuance of warrants for services	—	96,750
Issuance of warrants for stock cancellation agreement	—	45,693
Issuance of warrants for litigation settlement	126,000	—
Issuance of warrants for convertible promissory note conversions	—	7,340
Issuance of convertible promissory note for litigation settlement	768,199	—
Changes in operating assets and liabilities:
Accounts receivable	389,811	(759,320)
Prepaid expenses and other current assets	21,044	64,149
Other assets	(16,348)	(5,021)
Deferred revenue	343,584	(80,998)
Accounts payable	(108,401)	(356,704)
Accrued expenses	(108,721)	(461,653)
Interest payable	4,421	23,738
Interest payable — related parties	—	(94,075)
Other	—	22,191

Net cash used in operating activities	(4,053,807)	(3,513,759)

Cash flows from investing activities:
Purchase of property and equipment	(305,854)	(152,116)
Repayments to related parties	—	(81,885)

Net cash used in investing activities	(305,854)	(234,001)

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF CASH FLOWS

for the years ended March 31, 2005 and 2004

	2005	2004
Cash flows from financing activities:
Payments on capital lease obligations	—	(6,728)
Repayment of notes payable	—	(172,990)
Proceeds from convertible promissory notes	—	2,190,000
Repayment of convertible promissory notes	(500,000)	(375,000)
Repayment of note from discontinued operation	—	(136,340)
Proceeds from stock sale	4,650,000	4,150,000
Stock issuance costs	(641,500)	(244,954)
Proceeds from the exercise of employee stock options	69,575	17,312
Proceeds from exercise of warrants	1,103,583	21,285
Repurchase of Treasury Stock	—	(500,000)

Net cash provided by financing activities	4,681,658	4,942,585

Net increase in cash and cash equivalents	321,997	1,194,825
Cash and cash equivalents, beginning of year	1,203,389	8,564

Cash and cash equivalents, end of year	$1,525,386	$1,203,389

Supplemental disclosures of cash flow information
Interest paid	$48,222	$143,023

The accompanying notes are an integral part of these financial statements.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS
____

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

2.	Summary of Significant Accounting Policies

Reverse Stock Split

On September 10, 2003, our Board of Directors approved a one–for-five reverse split of our shares of common stock. As a result of the stock split, our shareholders received one share of our common stock for each five shares of common stock held of record on September 29, 2003. The reverse stock split was completed on September 29, 2003. All share and per share amounts in these Financial Statements and related notes have been retroactively adjusted to reflect this reverse stock split for all periods presented.

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

In certain instances, the Company licenses its software on a transactional fee basis in lieu of an up-front licensing fee. In these arrangements, the customer is charged a fee based upon the number of items processed by the software and the Company recognizes revenue as these transactions occur. The transaction fee also includes the provision of standard maintenance and support services as well as product upgrades should such upgrades become available.

If professional services were provided in conjunction with the installation of the software licensed, revenue is recognized when these services have been provided.

For license agreements that include a separately identifiable fee for contracted maintenance services, such maintenance revenues are recognized on a straight-line basis over the life of the maintenance agreement noted in the agreement, but following any installation period of the software.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS
____

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives as follows:

Automobiles	3 years
Furniture and fixtures	5 years
Telephone equipment	5 to 10 years
Computer equipment	5 years
Computer software	5 years
Leasehold improvements	Shorter of initial lease period or useful life of asset

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

Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002.

The goodwill recorded on the Company’s books is from the acquisition of US Dataworks, Inc. in fiscal year 2001 which remains the Company’s single reporting unit. SFAS 142 requires goodwill for each reporting unit of an entity be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, the Company performs impairment tests annually during the fourth quarter.

SFAS 142 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not have an impairment of goodwill to record for the years ended March 31, 2005 or March 31, 2004.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS
____

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for convertible promissory note payable and notes payable — related parties also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same or the difference is immaterial.

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

The Company has elected to follow Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock Based Compensation”, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized during the years ended March 31, 2005 and March 31, 2004.

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

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS
____

For purposes of proforma disclosure, the estimated fair value of the options is included in expense over the option’s vesting period or expected life. The Company’s proforma information for the years ended March 31, 2005 and 2004 is as follows:

	2005	2004
Net loss as reported	$(6,459,279)	$(7,088,372)
Add stock-based employee compensation expense included in net earnings (loss) as reported, net of related tax effects	0	0
Deduct stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,835,277)	(1,720,635)
Net loss, pro forma	$(8,294,556)	$(8,809,007)
Basic and diluted loss per share, as reported	$(0.24)	$(0.38)
Basic and diluted loss per share, pro forma	$(0.30)	$(0.47)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended March 31, 2005 and 2004: dividend yields of 0% and 0%, respectively; expected volatility of 74% and 150%, respectively; risk-free interest rates of 2.84% and 3.75%, respectively; and expected lives of 3.0 and 3.0 years, respectively. The per-share weighted average fair values of stock options granted during the years ended March 31, 2005 and 2004 were $0.58 and $1.10, respectively.

Advertising Expense

Advertising costs are charged to expense as incurred. For the years ended March 31, 2005 and 2004, the Company recorded advertising expense of $147,232 and $104,097, respectively.

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
____

The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (Options and Warrants typically convert on a one for one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	Year Ended March 31,
	2005	2004
Options outstanding under the Company’s stock option plans	3,926,783	2,493,750
Options granted outside the Company’s stock option plans	1,163,000	713,100
Warrants issued in conjunction with private placements	3,439,451	1,286,251
Warrants issued as a financing cost for notes payable and convertible notes payable	2,221,437	2,241,137
Warrants issued in conjunction with lock- up agreements	0	12,000
Warrants issued for services rendered and litigation settlement	280,000	447,800
Warrants issued as part of the April 2001 acquisition	67,200	67,200
Convertible Series B preferred stock (a)	109,933	125,933

     (a) The Series B preferred stock is convertible into shares of common stock at a conversion price of $3.75 per share.

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

Four customers of the company accounted for 34%, 19%, 12% and 12% of the company’s net revenues for the year ended March 31, 2005. Three customers of the Company accounted for 44%, 16% and 16% of the Company’s net revenues for the year ended March 31, 2004. Additionally, the company’s strategic resellers accounted for 19% and 42% of the company’s net sales for the year ended March 31, 2005 and 2004, respectively.

At March 31, 2005, amounts due from three customers, one an entity of the U.S. Federal government, accounted for 23%, 18% and 10%, respectively, of accounts receivable. Additionally, at March 31, 2005, amounts due from a strategic reseller accounted for 42% of accounts receivable.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS
____

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

3. Going Concern Consideration

Since its inception, the Company has incurred losses and negative cash flows from operations. The Company’s net losses and negative cash flow may continue for the foreseeable future. As of March 31, 2005, the Company’s accumulated deficit was $(46,292,182). The Company has obtained its required cash resources through the sale of debt and equity securities. The Company may not operate profitably in the future and may be required to continue the sale of debt and equity securities to finance its operations.

For the year ended March 31, 2005, the Company incurred a net loss of $(6,459,279) and a loss from operations of $(4,954,766). As of March 31, 2005, the Company had current assets in excess of current liabilities of $1,087,465 including a cash balance of $1,525,386. During the year ended March 31, 2005, the Company was able to raise approximately $5.1 million, net of expenses, from financing activities, primarily the sale of common stock.

Subsequent to March 31, 2005 the Company raised additional debt financing of approximately $700,000, prior to offering expenses of $82,000, and had negotiated agreements for an additional $600,000 of equity capital to fund the Company’s operations. Management is actively seeking additional debt and equity capital together with increased customer revenues to fund the Company’s operations through March 31, 2006 and beyond (See Note 11).

Management has specific plans to address the Company’s financial situation as follows:

•	In addition to the two recently completed capital transactions discussed above, Management plans to raise additional capital through private placements of its common stock and / or the sale of debt that is convertible into common stock.

•	Management believes that a month-to-month professional services contract with an existing major financial services customer that was executed in June 2005 together with a contemplated software licensing and maintenance services contract with this same customer may significantly reduce the negative cash flows from operations through March 31, 2006.

•	Additionally, Management believes that the demand for its software and professional services will continue to expand as the United States market embraces the new payment processing opportunities available under changing regulations such as the Check Clearing Act for the 21st Century. Management believes that increased demand for the Company’s solutions, including its recently introduced Clearingworks™ product, will lead to increased cash flows from up-front license fees, transaction based contract fees and increases in professional services revenues.

There can be no assurance that the Company’s planned activities will be successful or that the Company will ultimately attain profitability. The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to fund the continuation of its business operations and the ability of the Company to ultimately achieve adequate profitability and cash flows to sustain its operations.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS
____

4. Property and Equipment

Property and equipment at March 31, 2005 consisted of the following:

Automobiles	$15,072
Furniture and fixtures	84,745
Telephone equipment	90,237
Computer equipment	394,031
Computer Software	1,255,585
Leasehold improvements	62,997

1,902,667
Less accumulated depreciation and amortization	(1,225,387)

Total	$677,280

Depreciation and amortization expense for the years ended March 31, 2005 and 2004 was $323,448 and $280,038, respectively.

5. Notes Payable — Related Parties

On January 22, 2001, the Company entered into a note payable with an advisory board member and shareholder for $50,000. The note is non-interest-bearing, is unsecured, and is due on demand. As of March 31, 2005, the outstanding balance on the note payable was $39,000

During fiscal 2003 and 2002, the Company issued promissory notes in an aggregate principal amount of $1,353,000 to Mr. Ramey, our Chief Executive Officer bearing an interest rate of 12% per annum. On July 10, 2003, the Company consolidated these promissory notes into one promissory note for $1,353,000, bearing an interest rate of 7% per annum, pursuant to the Subordinated, Convertible Note and Warrant Agreement. The terms of this promissory note were such that it could be converted into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.80 per share or (ii) the closing bid price of our common stock as listed on the American Stock Exchange on the trading day immediately prior to the date of a change of control of US Dataworks or the date of Mr. Ramey’s notice of voluntary conversion of the promissory note. In connection with this promissory note, the Company issued to Mr. Ramey a warrant to purchase 1,691,250 shares of its common stock at an exercise price of $0.80 per share. The principal amount and accrued interest was due and payable upon demand after July 10, 2004. As of September 30, 2003, Mr. Ramey elected to fully convert the promissory note and accrued interest of $21,277. On September 30, 2003, the Company issued Mr. Ramey 1,717,847 shares of common stock pursuant to the conversion. The excess of the fair value of the beneficial conversion feature of the note and the fair value of the warrants over the carrying amount of the debt is $1,722,631 and has been recorded as a loss on extinguishment of debt-related party in the statement of operations for the year ended March 31, 2004.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS
____

6. Convertible Promissory Notes

Convertible Promissory Notes Outstanding at March 31, 2005

At March 31, 2005 the Company had one unsecured convertible promissory note outstanding in the principal amount of $768,199 due, with interest due at 10% per annum, in three equal annual installments (beginning September 15, 2005). Accordingly, at March 31, 2005, $256,066 of this convertible promissory note is classified as current and the remaining amount of $512,133 is classified as a long term obligation. This note was issued to settle litigation brought by an investor in the Company pursuant to a Settlement Agreement and Mutual Release executed November 12, 2004 wherein the parties agreed to dismiss the lawsuit (see Note 7).

Convertible Promissory Notes Repaid During the Fiscal Year Ended March 31, 2005

Additionally, in accordance with the terms of a convertible promissory note dated June 30, 2003, the Company repaid on the note’s maturity date of June 30, 2004, the principal amount of $500,000 and accrued interest thereon. This convertible promissory note was issued with an original issue discount of $60,000 and interest of 5% per annum payable semi-annually. Pursuant to the agreement, the investor also received a warrant exercisable through June 30, 2006 to purchase 10,000 shares of common stock at an exercise price of $1.44 per share. The Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company determined the value of the warrant to be $22,654. The amount allocated to the warrant as a debt discount has been recognized as additional interest expense over the period from the date of issuance to the stated maturity date. During the year ended March 31, 2005, the Company recognized $7,667 in interest expense related to the accretion of the debt discount recorded on this convertible promissory note.

In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company’s stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated redemption date. The Company has calculated the beneficial conversion feature of this debenture to be $81,545. During the year ended March 31, 2005, the Company recognized $27,596 in financing expense related to the amortization of the beneficial conversion feature recorded on this convertible promissory note.

Convertible Promissory Notes Converted During the Fiscal Year Ended March 31, 2005

Further, also in accordance with the terms of the various underlying agreements and promissory notes, at various times during the fiscal year ended March 31, 2005, the Company converted into 1,090,376 shares of its common stock the principal amounts and accrued interest thereon of four promissory notes dated June 7, 2003, June 7, 2003, August 4, 2004 and October 2, 2004 in the principal amounts of $50,000, $50,000, $250,000 and $575,000, respectively. Pursuant to the agreements, the investors also received warrants, exercisable over a period of three years from issuance, to purchase an aggregate of 163,750 shares of common stock at exercise prices ranging from $0.45 to $2.00 per share. The Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company has determined the aggregate value of the warrants to be $199,907. The amount allocated to the warrants as debt discount has been recognized as additional interest expense over the period from the date of issuance of the note to the earlier of the conversion date or the stated maturity date. During the year ended March 31, 2005, the Company recognized $95,695 in interest expense related to the accretion of the debt discount recorded on this convertible promissory note.

In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company’s stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as financing expense over the period from the date of issuance to the earlier of the conversion date or the stated redemption date. The Company has calculated the aggregate beneficial conversion feature of these convertible notes to be $475,093. During the year ended March 31, 2005, the Company recognized $212,866 in financing expense related to the amortization of the beneficial conversion feature recorded on these convertible promissory notes.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS
____

7.	Commitments and Contingencies

Leases

The Company leases an office in Houston, Texas under an operating lease agreement that expires in July 2007. Rent expense was $282,735 and $146,845 for the years ended March 31, 2005 and 2004, respectively.

Future minimum lease payments under operating leases at March 31, 2005 were as follows:

Year Ended	Operating
March 31,	Lease
2006	$272,983
2007	289,055
2008	96,688

$658,726

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

On August 2, 2004, the Company entered into an employment agreement with its Vice President Sales – Remittance Processing Division. The employment agreement is for a term of three years with an annual base salary of $150,000 and, during the first twelve months of the agreement, an advance of future commissions of $75,000, payable in semi-monthly installments. The advance is non-recoverable; however, any commissions earned during the first twenty-four months of the agreement will be reduced by the amount of the advance.

Deferred Compensation

On April 12, 2004, the Company granted a deferred compensation award to its Chief Financial Officer. The award provides for a payment equal to the product of 200,000 multiplied by an amount equal to (a) the Company’s average 20 day trailing stock price on the third anniversary date of his employment (March 17, 2006) less (b) $0.55 (the Company’s stock price on the date of his employment). In no event may the payment amount exceed $430,000. The payment amount, if any, is cancelable in the event of the Chief Financial Officer’s voluntary termination or termination by the Company for Cause (as defined).

Upon the granting of the deferred compensation award, an unamortized compensation expense equal to the value on the date of grant is accrued as a liability and charged to stockholders’ equity. This amount is then amortized over the service period of the award. As the amount of the award is not yet determined because it can be adjusted as stated in the terms above, the award is revalued at the end of each reporting period using the stock price at that time. This variable accounting will be in place until March 17, 2006, the date upon which the amount of the payments on these awards will be fixed. Total compensation expense recognized with respect to this deferred compensation award during the year ended March 31, 2005 was $9,302.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

Litigation

On December 12, 2003, an individual investor filed a lawsuit against US Dataworks in Los Angeles Superior Court alleging breach of an oral agreement between the plaintiff and a former director of US Dataworks. In the complaint, the plaintiff alleges that the oral agreement granted him the right to receive additional shares from US Dataworks in the event that he should sell certain shares of our common stock at a price less than $15 per share. The plaintiff alleged that in March 2000, as partial consideration under the alleged oral agreement, he converted three promissory notes with an aggregate principal amount of $725,000 into 77,856 shares of our common stock.

On November 12, 2004, the Company and the plaintiff entered into a Settlement Agreement and Mutual Release wherein the parties agreed to dismiss the lawsuit and the Company agreed to pay the plaintiff (1) a $768,199 convertible promissory note payable with interest at 10% per annum in three equal annual installments beginning September 15, 2005, (2) a warrant to purchase 160,000 shares of the Company’s common stock at a purchase price of $0.75 per share, which warrant expires on November 10, 2006 and (3) reimbursement of the plaintiff’s legal fees and expenses. The note is convertible at anytime, at the holder’s election, into shares of the Company’s common stock at a per share conversion price of $1.10, subject to standard antidilution provisions.

Using the Black-Scholes pricing model the Company has determined the value of the warrants issued in connection with the settlement to be $126,000. This amount, together with the value of the convertible promissory note, the value of the plaintiff’s legal expense reimbursement and the company’s legal costs incurred in connection with the settlement totals $924,200 and has been recorded as Investor litigation settlement expense for the year ended March 31, 2005.

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

At March 31, 2005, there were accumulated, undeclared dividends in arrears of $169,522 or $0.31 per share.

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

Common Stock and Warrants

During the year ended March 31, 2005, the Company completed the following:

Sale of Common Stock and Warrants

In April 2004, the Company completed a private placement of securities for $4.65 million, less direct issuance expenses of $641,500, with certain major institutional investment funds. Under terms of the agreement, the Company issued 2.89 million shares of common stock. In addition, the Company issued warrants to purchase up to 3.61 million shares of common stock at an exercise price of $1.61 per share.

Exercise of Warrants and Options

On December 14, 2004, the Company entered into an Amended Warrants Agreement wherein certain investors accelerated the exercise of previously issued common stock warrants at a reduced exercise price of $0.90 per share. A total of 1,214,007 warrants were exercised for cash proceeds of $1,092,607. Direct issuance expenses were $20,124.

In accordance with the terms of existing agreements, other previously issued warrants and stock options totaling 435,787 shares were exercised during the year ended March 31, 2005 for proceeds of $100,675.

Conversions of Convertible Promissory Notes

In June 2004, two accredited investors elected to convert their notes totaling $100,000 in aggregate principal amount and $10,000 of aggregate accrued interest and were issued 244,446 shares of common stock in accordance with the terms of the notes.

In August 2004, four accredited investors elected to convert their notes totaling $250,000 and were issued 555,556 shares of common stock in accordance with the terms of the notes.

In September 2004, the Company exercised its option to convert $575,000 in aggregate principal amount of convertible notes and $5,750 of accrued interest at 1% per annum due October 2, 2004 into common stock at a conversion price of $2.00 per share. Accordingly, as of September 30, 2004, the Company issued the noteholder 290,375 shares of common stock.

During the year ended March 31, 2004, the Company completed the following:

Sale of Common Stock and Warrants

On June 30, 2003, the Company agreed to sell to five accredited investors an aggregate of 1,111,112 shares of its common stock for an aggregate purchase price of $500,000 pursuant to a Securities Purchase Agreement. The investors purchased these shares from

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Issuance of Committed Shares

In April 2003, the Company issued 72,486 shares of common stock that it had committed to issue during the year ended March 31, 2003.

Conversions of Convertible Promissory Notes

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

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Conversions of Series A Preferred Stock

During the year ended March 31, 2004, pursuant to the Series A Convertible Preferred Stock conversion terms, the holder converted 640,000 shares of Series A Convertible Preferred Stock and the Company issued 1,994,285 shares of the Company’s common stock.

Common Stock and Warrants as a Financing Cost

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

During the years ended March 31, 2005 and 2004, the Company granted 2,084,836 and 2,772,500 stock options, respectively, to certain employees that may be exercised at prices ranging between $1.36 and $0.78, and between $2.95 and $0.55, respectively. Additionally, in September 2003, the Company granted 50,000 non-qualified stock options to a non-employee financial consulting firm. These 50,000 options were granted for financial advisory and consulting services, vest through September 2006 and have an exercise price equal to the fair market value on the date of grant of the option. Using the Black-Scholes valuation model, the Company has determined the value of these 50,000 options to be approximately $110,000 and this amount will be recognized in the statement of operations as consulting services expense over the vesting period of the options.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, March 31, 2003	282,000	$3.85	143,350	$16.78

Granted	2,242,500	$1.70	580,000	$0.55

Exercised	(28,750)	$1.15	(19,000)	$2.50

Forfeited/canceled	(2,000)	$6.25	(10,250)	$11.69

Outstanding, March 31, 2004	2,493,750	$1.95	694,100	$3.68

Granted	1,504,836	$1.02	580,000	$1.49

Forfeited/canceled	—	$—	(111,100)	$19.99

Exercised	(71,803)	$.31	—	$—
Outstanding, March 31, 2005	3,926,783	$1.60	1,163,000	$1.07

Exercisable, March 31, 2005	1,805,119	$1.71	583,000	$1.13

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at March 31, 2005 were 8.58 years and $1.48, respectively. The exercise prices for the options outstanding at March 31, 2005 ranged from $0.55 to $22.58, and information relating to these options is as follows:

					Weighted-
			Weighted-		Average
			Average	Weighted	Exercise
Range of	Stock	Stock	Remaining	-Average	Price of
Exercise	Options	Options	Contractual	Exercise	Options
Prices	Outstanding	Exercisable	Life	Price	Exercisable
$0.55 - 2.00	3,916,949	1,813,613	8.71 years	$0.94	$0.85
$2.01- 3.00	1,023,834	425,506	8.49 years	$2.78	$2.84
$3.01- 22.58	149,000	149,000	5.81 years	$6.68	$6.68
	5,089,783	2,388,119

     9. Income Taxes

     The tax effects of temporary differences that give rise to deferred taxes at March 31, 2005 were as follows:

Deferred tax assets:
United States federal net operating loss carryforwards	$8,928,854
Effect of state net operating loss carryforwards	787,840
Deferred Revenue	24,670
Allowance for doubtful collections	12,298
Accrued liabilities	45,305

Total deferred tax assets	9,798,967

Valuation allowance	(9,695,555)

Deferred tax assets	103,412

Deferred tax liability — Basis of property and equipment	(103,412)

Net deferred tax assets	$—

The valuation allowance increased by $2,092,720 during the year ended March 31, 2005 and increased by $2,097,093 during the year ended March 31, 2004. At March 31, 2005, the Company had approximately $26,261,000 of federal net operating loss carryforwards attributable to losses incurred since the Company’s inception that may be offset against future taxable income through 2025. Because United States tax laws and the tax laws of most states limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Based on such limitations, the Company has significant NOL carryforwards for which realization of tax benefits is uncertain. Further, the benefit from utilization of NOL carryforwards could be subject to limitations if material ownership changes occur in the Company. For the years ended March 31, 2005 and 2004, the Company recognized revisions to deferred tax

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

assets with offsetting revisions to the valuation allowance that resulted in an insignificant net change in the aggregate of total deferred tax assets less the valuation allowance.

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as follows:

	2005	2004
Income tax benefit at federal statutory rate	34.0%	34.0%
Non-deductible interest expense from beneficial conversion feature and issuance of common stock and stock warrants	(2.0)	(5.3)
Non-deductible compensation and other expense arising from issuance of common stock and stock warrants	(2.5)	(0.9)
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	(32.4)	(29.6)
State income taxes	3.0	3.0
Other	(0.1)	(1.2)

Total	—%	—%

10.	Related Party Transactions

On July 12, 2000, the Company issued a promissory note for $1,127,500 to purchase certain capitalized software valued at $1,040,000 and telephone equipment valued at $87,500. The note was issued to an affiliated company whose significant shareholders are also significant shareholders of the Company. On April 2, 2001, the Company refinanced the note payable with the affiliate. The new note was issued for $1,315,000, which included the previous note for $1,127,500, accrued interest for $136,000, and $51,500 of the amount due to a related party as of March 31, 2001. In December 2001, the software and equipment were written off. In March 2003, the telephone equipment was written off as it was no longer being used. At March 31, 2003, the outstanding balance on the note payable was $961,627, which was included in net liabilities of discontinued operations. In September 2003, the Company successfully negotiated the conversion of $834,168 of remaining debt related to discontinued operations. In exchange for the debt, the holder was issued 417,084 shares of common stock and a warrant to purchase 208,542 shares of common stock at an exercise price of $2 per share. The excess of the fair value of the shares and warrants issued over the carrying amount of the debt was $635,259 and has been recorded as a loss on extinguishment of debt in the statement of operations for the year ended March 31, 2004.

11.	Subsequent Events

Sale of Convertible Debt, Common Stock and Warrants

We have negotiated definitive agreements, effective as of June 16, 2005, with nine accredited investors for the sale of 1,258,654 shares of Common Stock for gross proceeds of $600,000. The agreements also provide that we will issue warrants, exercisable over a three year period beginning in December 2005, to purchase up to 314,664 shares of Common Stock at an exercise price of $0.715 per share and an additional 314,664 shares of Common Stock at an exercise price of $0.812 per share. We are currently awaiting approval of the American Stock Exchange for issuance of the shares of Common Stock and anticipate receipt of such approval in early July 2005. Upon receipt of approval, we will execute the agreements and issue the shares of Common Stock and warrants.

Additionally in June 2005, the Company sold to an institutional investor a convertible debenture with a principal amount of $770,000 and an original issue discount of $70,000 for gross proceeds of $700,000. The debenture is convertible at anytime at the discretion of the holder at a price per share of $0.572 into 1,346,154 shares of the Company’s common stock. The convertible debenture is to be repaid in 15 monthly installments of $51,333.33 beginning April 15, 2006. In connection with the sale of the debenture, the Company issued the investor two groups of warrants, Short Term and Long Term warrants. The Short Term warrants allow the purchase of up to 407,926 shares of the Company’s common stock with an exercise price of $0.572 per share that may be exercised for a period of 180 days at any time after the later of (i) the effective date of the registration statement covering the conversion and warrant shares or (ii) December 16, 2005. The Long Term warrants allow the purchase of up to 471,154 shares of the Company’s common stock with an exercise price of $0.572 per share that may be exercised at anytime from December 16, 2005 through December 16, 2008.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

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

     There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Organization of the Board of Directors.

     Our directors are divided into three classes designated Class I, Class II and Class III. Each class consists, as nearly as possible, of one-third of the total number of directors constituting the entire Board of Directors. Under our Bylaws, Class I directors will serve until the annual meeting of stockholders in 2006. At the 2004 annual meeting of stockholders, Class II directors were elected for a term expiring at the 2007 annual meeting of stockholders. The Class III directors serve for a term expiring at the 2005 annual meeting of stockholders. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting shall be elected for a term expiring at the third succeeding annual meeting. Each director holds office until the annual meeting for the year in which his term expires and until his successor has been elected and qualified.

     As of June 13, 2005, our directors were as follows:

Name	Class	Age	Position(s)
Charles E. Ramey	Class III	64	Chief Executive Officer and Director
Terry Stepanik	Class III	54	President, Chief Operating Officer and Director
Joe Abrell	Class I	70	Director
J. Patrick Millinor	Class III	59	Director
John L. Nicholson, MD	Class I	70	Director
Hayden D. Watson	Class II	56	Lead Director
Thomas L. West Jr.	Class II	68	Director

     Charles E. Ramey has served as a director since July 2001 and became our Chief Executive Officer in December 2001. Prior to joining US Dataworks, Mr. Ramey was a private investor from December 1998 through July 2001 and was President and co- founder of PaymentNet Inc., now Signio Inc., an outsourced e-commerce payment processing company, from April 1996 to December 1998.

     Terry Stepanik has served as a director since September 2002 and our President and Chief Operating Officer since April 2001. Mr. Stepanik also served as our Interim Chief Financial Officer from September 2002 to March 2003. In November 1997, Mr. Stepanik co- founded of US Dataworks, Inc., a Delaware corporation, which we acquired in April 2001, and served as its President from November 1997 to April 2001. From April 1994 to November 1997, Mr. Stepanik was the Senior Project Manager for TeleCheck Services, Inc., a provider of paper and electronic check services.

     Joe Abrell has served as a director since October 1999. From July 1997 until his retirement in December 1999, he served as a consultant at PrimeCo Personal Communications, a wireless technology company. From July 1986 to December 1999, he operated his own public relations and marketing firm, Joe Abrell, Inc.

     J. Patrick Millinor, Jr. has served as a director since December 6, 2004. He has been Chairman and Chief Executive Officer of Ampam, Inc. since October 2004. From 2000 until he joined Ampam, he held several positions in conjunction with his association with a venture capital group. His positions included Chairman of Encompass, Inc., Chairman of ADViSYS, Inc., and Chief Financial Officer of Agennix, Incorporated. Between 1986 and 2000, Mr. Millinor held several executive positions, including Chief Executive Officer of GroupMAC, Inc., Chief Executive Officer of UltrAir, Inc., and Chief Operating Officer of Commonwealth Financial Group, Inc. He was a partner with KPMG LLP for eight years prior to 1986. Mr. Millinor currently sits on the boards of Ampam, Inc. and Agennix, Incorporated.

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

Audit Committee

     We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act by the Board of Directors for the purpose of overseeing our accounting and financial reporting processes and our audits and financial statements. The Audit Committee, which held ten meetings in fiscal 2005, currently consists of Mr. Abrell, Mr. Millinor, Dr. Nicholson and Mr. Watson, each of whom are qualified to serve on the Audit Committee under rules of the American Stock Exchange. Mr. Watson currently serves as the Chairman of the Audit Committee. Our Board of Directors has determined that Mr. Millinor is qualified to serve as the Company’s audit committee financial expert, as such term is defined in Item 401 of Regulation S-B. Mr. Millinor is an independent director, as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

Executive Officers

     As of June 13, 2005, the following persons were our executive officers:

Name	Age	Position
Charles E. Ramey	64	Chief Executive Officer and Director
Terry Stepanik	54	President, Chief Operating Officer and Director
John Reiland	55	Chief Financial Officer
John J. Figone	45	Vice President of Business Operations and General Counsel
Mario Villarreal	35	Senior Vice President and Chief Technology Officer

     Information concerning Messrs. Ramey and Stepanik is provided under the section entitled “Organization of the Board of Directors.”

     John Reiland has served as our Chief Financial Officer since March 2003. Prior to joining US Dataworks, Mr. Reiland was an independent financial consultant providing senior financial and operational management services from September 2002 to March 2003. From March 2002 to September 2002, he was Interim Chief Executive Officer of New England Pantry, a master franchiser and operator of 53 convenience stores located in the greater Boston area. From November 2000 through February 2002, Mr. Reiland was President and Chief Executive Officer of ServiceIQ, Inc., a developer of service industry field work force software applications utilizing wireless handheld devices. Prior to joining ServiceIQ, Inc., he was Chief Financial Officer and Director of NEON Systems, Inc., a computer software developer of mainframe integration adapters from June 1996 to October 2000. Mr. Reiland is a Certified Public Accountant.

     John J. Figone has served as of Vice President of Business Operations and General Counsel since September 2003. Prior to joining us, Mr. Figone served as legal counsel at Pillsbury Winthrop LLP for three years, as well as Ferrari, Olsen, Ottoboni & Bebb LLP. Mr. Figone worked for the City and County of San Francisco where he was in charge of Special Projects from 1994 to 1998. In 1994, Mr. Figone became Senior Negotiator for the City and County of San Francisco.

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

     Based solely on our review of copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, we believe that all of our officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2005.

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

Item 10. Executive Compensation

Executive Compensation and Related Information

     The following table sets forth compensation for services rendered in all capacities to US Dataworks for the three fiscal years ended March 31, 2005 for our Chief Executive Officer and the four other most highly compensated executive officers as of March 31, 2005 whose total annual salary and bonus for fiscal 2005 exceeded $100,000 (collectively, the “Named Officers”).

Summary Compensation Table

Long- Term

					Long- Term
					Compensation
					Awards
					Securities
		Annual Compensation			Underlying	All Other
Name and Principal
Position	Year	Salary($)		Bonus($)	Options(#)(1)	Compensation ($)
Charles E. Ramey	2005	200,000		1,000	—	—
Chief Executive Officer	2004	200,000	(2)	—	400,000	—
	2003	180,000	(2)	—	—	—
Terry Stepanik	2005	175,000		1,000	290,000	—
President and Chief	2004	175,000	(3)	—	710,000	—
Operating Officer	2003	186,128	(3)	—	—	—
John Reiland	2005	150,000		750	200,000	—
Chief Financial	2004	150,000		—	150,000	—
Officer(4)	2003	6,250		—	—	—
John J. Figone	2005	150,000		230,750	—	—
Vice President and	2004	150,000		—	400,000	—
General Counsel(5)	2003	—		—	—	—
Mario Villarreal	2005	165,000		1,000	290,000	—
Senior Vice President	2004	150,000		—	710,000	—
and Chief Technology Officer (6)	2003	120,000		5,000	—	—

(1)	All share amounts have been adjusted to reflect the one- for- five reverse stock split effective on September 29, 2003.

(2)	Mr. Ramey’s 2003 compensation includes $136,774 that was accrued in 2003 but paid in 2004.

(3)	Mr. Stepanik’s 2003 compensation includes $66,128 sales commissions that were accrued but unpaid in 2003. Mr. Stepanik was paid $60,000 of these accrued unpaid sales commissions in 2004.

(4)	Mr. Reiland was appointed Chief Financial Officer in March 2003.

(5)	Mr. Figone was appointed Vice President Business Operations and General Counsel in September 2003.

(6)	On April 1, 2004, Mr. Villarreal’s annual base compensation was increased to $165,000.

Stock Options

     The following table provides summary information concerning stock options held as of March 31, 2005 by each of the executive officers.

Aggregate Fiscal Year- End Option Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Shares		Options Held at		In-the-Money Options at
	Acquired	Value	March 31, 2005 (#)		March 31, 2005 ($) (1)
Name	On Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles E. Ramey	—	—	400,000	—	—	—
Terry Stepanik	36,500	48,351	659,750	322,500	43,725	29,000
John S. Reiland	—	—	37,500	312,500	—	—
John J. Figone	—	—	100,000	300,000	—	—
Mario Villarreal	3,637	2,255	718,863	322,500	49,636	29,000

(1)	Calculated on the basis of the fair market value of the underlying securities at March 31, 2005 ($0.65 per share) as reported on the American Stock Exchange minus the exercise price.

Compensation of Directors

          Each non-employee director receives a fee for attendance at each meeting of the Board of Directors according to the following schedule: $5,000 for attendance at a board meeting in person; $1,000 for attendance at a board meeting by telephone. Additionally, directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors or the committees thereof, and for other expenses reasonably incurred in their capacity as directors of the Company. Upon election to the Board of Directors at an annual meeting of stockholders, each such elected or re-elected non-employee director receives an option to purchase 100,000 shares of the Company’s Common Stock (the “Election Stock Option”). If elected to serve a term of less than three years the non-employee director receives a pro rata portion of the 100,000 shares. Each non-employee director will also receive an option to purchase 60,000 shares of the Company’s Common Stock annually. The Lead Director and the Audit Committee Chairperson will also receive an option to purchase 50,000 shares of the Company’s Common Stock annually while each Chairperson of a committee, other than the Audit Committee, will receive an option to purchase 30,000 shares of the Company’s Common Stock annually. In addition, for each committee, other than the Audit Committee, on which a non-employee director serves, except as Chairperson, the non-employee director will receive an option to purchase 10,000 shares of the Company’s Common Stock annually. Finally, members of the Audit Committee, except the Chairperson, will receive an option to purchase 15,000 shares of the Company’s Common Stock annually. These non-employee director options, except the Election Stock Option, vest in full on the one year anniversary of the date of grant.

          Upon the appointment of Mr. Millinor to the Board and to the Audit Committee on December 6, 2004, he received options to purchase 48,334 shares of the Company’s Common Stock at an exercise price of $1.16 per share which was the fair market value on the date of grant.

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

     On April 12, 2004, we granted a deferred compensation award to Mr. Reiland. The award provides for a payment equal to the product of 200,000 multiplied by an amount equal to (a) the Company’s average 20 day trailing stock price on the third anniversary date of his employment (March 17, 2006) less (b) $0.55 (the Company’s stock price on the date of his employment). In no event may the payment amount exceed $430,000. The payment amount, if any, is cancelable in the event of Mr. Reiland’s voluntary termination or termination by the Company for Cause (as defined).

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of June 13, 2005, as to shares of our common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of any class of our capital stock, (ii) each of our Named Officers, (iii) each of our directors and (iv) all of our current directors and executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o US Dataworks, Inc., 5301 Hollister Road, Suite 250, Houston, Texas 77040. All share amounts have been adjusted to reflect the one-for-five reverse stock split effective on September 29, 2003.

	Amount and Nature of Beneficial Ownership
			Right To
		Shares of	Acquire
	Shares of	Series B	Beneficial		Percentage of Class
	Common	Preferred	Ownership of		Beneficially Owned		Percentage of Voting
	Stock	Stock	Common Stock	Total			Securities
Name and Address of	Beneficially	Beneficially	within 60 days	Common	Common	Series B	Beneficially
Beneficial Owner	Owned	Owned	of June 13, 2005	Stock	Stock (2)	Preferred Stock	Owned(1)(2)
5% Stockholders
Mark Deveau	37,322	56,000	11,200	48,522	*	10.2%	*
Harvey M. Gammon (3)	45,769	280,000	56,000	101,769	*	50.9	*
Thomas & Lois Gibbons	503	67,000	13,400	13,903	*	12.2	*

Named Officers and Directors
Charles E. Ramey	2,050,210	*	2,091,250	4,141,460	13.4	*	13.4
Terry Stepanik	267,586	*	673,350	940,936	3.2	*	3.2
John S. Reiland	5,000	*	104,166	109,166	*	*	*
John J. Figone	750	*	100,000	100,750	*	*	*
Mario Villarreal	101,670	*	723,263	824,933	2.8	*	2.8
Joe Abrell	1,000	*	87,000	88,000	*	*	*
J. Patrick Millinor, Jr.	—	—	—	—	*	*	*
John L. Nicholson (4)	313,146	133,334	110,076	423,222	1.5	24.3	1.5
Hayden D. Watson	—	*	72,000	72,000	*	*	*
Thomas L. West, Jr.	18,000	*	64,000	82,000	*	*	*
All current directors and executive officers as a group (10 persons)	2,757,362	133,334	4,025,105	6,782,467	20.7	24.3	20.6

*	Amount represents less than 1% of our common stock.

(1)	To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them, subject to community property law, where applicable, and the information contained in the footnotes to this table.

(2)	Applicable percentage ownership of common stock is based on 28,778,366 shares of common stock issued and outstanding as of June 13, 2005. Series B Preferred Stock is based on 549,667 shares of Series B Preferred Stock outstanding on June 13, 2005. Applicable percentage ownership of voting securities is based on 28,888,299 shares of common stock issued and outstanding as of June 13, 2005, including shares of Series B Preferred Stock convertible into common stock. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock, held by that person, that are currently exercisable or exercisable within 60 days of June 13, 2005 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of another person.

(3)	Includes 25,873 shares held by the Sterling Trust Company Trustee FBO Harvey M. Gammon.

(4)	Includes 165,454 shares held by J.L. Nicholson MD Inc. 401-K FBO John L. Nicholson, 50,000 shares held by JLN Trust DTD April 26, 2001 and 55,031 shares held by John L. Nicholson MD Inc. FBO John L. Nicholson.

Equity Compensation Plan Information

     The following table sets forth certain information as to our equity compensation plans for fiscal 2005. All share amounts have been adjusted to reflect the one-for- five reverse stock split effective on September 29, 2003.

			Number of securities
		Weighted average	remaining available for
	Number of securities to be	exercise price of	future issuance under
	issued upon exercise of	outstanding options,	equity compensation plans
	outstanding options,	warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by the stockholders	3,926,783	$1.60	2,173,217
Equity compensation plans not approved by the stockholders	1,163,000	$1.07	—

Total	5,089,783	$1.48	2,173,217

     The Amended and Restated 2000 Stock Option Plan is our only equity compensation plan that has been approved by the stockholders. We have also granted non-statutory stock options to purchase shares of our common stock pursuant to stock option agreements. These grants were made outside of our 2000 Stock Option Plan. The exercise prices of these options were equal to the fair market value of our common stock on the date of grant. These options vest over periods up to three years from the date of grant and have a duration of five years (3,000) and ten years (1,160,000). The exercise price may be paid in cash or by a net issuance.

Item 12. Certain Relationships and Related Transactions

     In connection with Mr. Figone’s relocation to the Company’s headquarters in Houston, Texas in August 2003, the Company guaranteed a personal loan with Amegy Bank of Texas on his behalf. On May 20, 2004, Mr. Figone repaid the principal and accrued interest in full. Accordingly, the Company is no longer a guarantor of the loan.

     All share amounts and per share prices discussed below have been adjusted to reflect the one- for- five reverse stock split effective on September 29, 2003.

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

     During fiscal 2003 and 2002, we issued promissory notes in an aggregate principal amount of $1,353,000 to Mr. Ramey, our Chief Executive Officer bearing an interest rate of 12% per annum. On July 10, 2003, we consolidated these promissory notes into one promissory note for $1,353,000, bearing an interest rate of 7% per annum, pursuant to the Subordinated, Convertible Note and Warrant Agreement. The note proceeds were used to fund our business operations. This promissory note may be converted into shares of our common stock at a conversion price equal to the lesser of (i) $0.80 per share or (ii) the closing bid price of our common stock as listed on the American Stock Exchange on the trading day immediately prior to the date of a change of control of US Dataworks or the date of Mr. Ramey’s notice of voluntary conversion of the promissory note. In connection with this promissory note, we issued to Mr. Ramey a warrant to purchase 1,691,250 shares of our common stock at an exercise price of $0.80 per share. The principal amount and accrued interest is due and payable upon demand after July 10, 2004. On September 30, 2003, Mr. Ramey elected to fully convert the promissory note and accrued interest of $21,277. On September 30, 2003, we issued Mr. Ramey 1,717,847 shares of our common stock pursuant to the conversion.

Item 13. Exhibits

     The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit
Number	Description of Document
3(i).1	Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

3(i).2	Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2000).

3(i).3	Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(1).3 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

3(i).4	Certificate of Amendment to Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(h) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2001).

3(i).5	Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-3 filed May 14, 2002).

3(ii)	Amended and Restated Bylaws. (incorporated by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002).

4.1	Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the

Exhibit
Number	Description of Document
Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

4.2	Registration Rights Agreement dated as of June 30, 2003 between the Registrant and Icon Investors Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 10, 2003).

4.3	Finder’s Fee and Piggyback Registration Rights Agreement dated June 30, 2003 between the Registrant and Bridgewater Capital (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.)

4.4	Registration Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

4.5	1% Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 9, 2003).

4.6	Form of Common Stock Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 9, 2003).

4.7	Registration Rights Agreement, dated as of October 2, 2003, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 9, 2003).

4.8	Registration Rights Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

4.9	Registration Agreement dated as of November 12, 2004, between the Registrant and Peter Simons (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

4.10	Common Stock Purchase Warrant to purchase up to 160,000 shares of the Registrant Common Stock issued to Peter Simons (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

4.11	10% Convertible Debenture issued by the Registrant for the benefit of Peter Simons dated effective September 15, 2004 (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

10.1†	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-102840)).

10.2†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).

10.3	Lease Agreement dated as of November 18, 1997, by and between Allstate Dataworks, LLC and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

Exhibit
Number	Description of Document
10.4	Second Addendum to Lease Contract dated as of October 28, 2000, by and between US Dataworks, Inc., a Delaware corporation, and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.5	Fourth Amendment to Lease Agreement dated as of May 14, 2002 by and between the Registrant and MLCV Hollister LP. (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.6	Form of Warrant Agreement between the Registrant and each of Messrs. Cooper, Shapiro, Stepanik and Villarreal (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.7	Form of Warrant Agreement. (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.8	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.9	Warrant Agreement for Common Stock of Sonicport, Inc. dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.10	Convertible Secured Promissory Note dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.11	Form of Promissory Note between the Registrant and each of David Baeza and Stanton Dodson. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.12†	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S- 8 (File No. 333-102842)).

10.13†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).

10.14	Note and Warrant Purchase Agreement by and among the Registrant, Charles E. Ramey and LaJolla Cove LA Investors, Inc., dated June 6, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.15	Form of Warrant Agreement between the Registrant and La Jolla Cove LA Investors, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.16	Convertible Debenture and Warrant Agreement dated June 30, 2003 by and between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.17	Warrant Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s

Exhibit
Number	Description of Document
Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.18	Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.19	Subordinated Convertible Note and Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.20	Venison Warrant Agreement dated June 25, 2003 between the Registrant and Barry Venison (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.21	Voting Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.22	Form of 8% Subordinated Promissory Note dated June 6, 2003 between the Registrant and La Jolla Cove Investors, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.23	5% Convertible Debenture between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.24	Convertible Subordinated Promissory Note dated July 10, 2003 between the Registrant and Charles Ramey. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.25	8% Convertible Promissory Note between the Registrant and Barry Venison. (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.26	Form of Note and Warrant Conversion Agreement dated June 25, 2003 between the Registrant and Barry Venison, Brad Friedel, John Barnes and Darren Ridge (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.27	Form of replacement Warrant Agreement between the Registrant and each of Barry Venison, Brad Friedel, John Barnes and Darren Ridge. (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.28	Promissory Note dated December 31, 2002 between the Registrant and ACI Communications holdings, Inc. f/k/a/ AllState Communications, Inc. . (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.29	Amendment No. 1 to Settlement Agreement dated December 31, 2002 between the Registrant, Frank Montelione, Russel Leventhal, ACI Communications Holdings, Inc. f/k/a/ AllState Communications, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.30	Security Agreement dated December 31, 2002 between the Registrant and ACI

Exhibit
Number	Description of Document
Communications Holdings, Inc. f/k/a/ AllState Communications Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.31†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Mario Villarreal. (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.32†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.33†	Employment Agreement dated April 2, 2003 between the Registrant and Terry Stepanik (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.34†	Employment Agreement dated April 2, 2003 between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.35†	Employment Agreement dated May 13, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.36†	Employment Agreement dated April 2, 2003 between the Registrant and John J. Figone (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.37†	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.38	Common Stock Purchase and Warrant Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.39	Form of Common Stock Purchase and Warrant Agreement between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.40	Advisory Agreement dated June 6, 2003 between the Registrant and Merriman Curhan Ford & Co. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.41	Advisory Agreement dated July 2, 2003 between the Registrant and Merriman Curhan Ford & Co. (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form SB-2/A filed November 26, 2003 (File No. 333- 108536)).

10.42	Common Stock Purchase and Warrant Agreement dated as of October 2, 2003 between the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 9, 2003).

10.43	Convertible Debenture and Warrant Agreement dated as of October 2, 2003 between the Registrant and John Winfield IRA (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 9, 2003).

Exhibit
Number	Description of Document
10.44	Securities Purchase Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.45	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.46	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.47	Settlement & Release Agreement, dated as of April 26, 2004, by and between the Registrant and Icon Investors, Ltd. (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.48†	Additional Compensation Agreement made and effective as of April 12, 2004, by and between the Company and John S. Reiland (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004).

10.49	Settlement Agreement and Mutual Release dated November 12, 2004, by and between the Registrant and Peter Simons (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

10.50	Amended Warrants Agreement dated December 6, 2004 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2004).

10.51	First Amendment to Amended Warrants Agreement dated December 9, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2004).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

†	Indicates management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Ham, Langston & Brezina, LLP for the audit of our financial statements for each of the fiscal years ended March 31, 2005 and March 31, 2004, and the reviews of the financial statements included in our Forms 10-QSB for such fiscal years were $54,000 and $50,500, respectively.

Audit-Related Fees

The aggregate fees billed in each of the fiscal years ended March 31, 2005 and March 31, 2004 for assurance and related services rendered by Ham, Langston & Brezina, LLP that are related to the performance of the audit or review of our financial statements but not reportable as Audit Fees were $8,100 and $38,100, respectively. Audit-Related Fees in both fiscal 2005 and fiscal 2004 were primarily for review of the financial statements and other information contained in our SB-2, S-3 and S-8 filings with the SEC.

Tax Fees

The aggregate fees billed for professional services rendered by Ham, Langston & Brezina, LLP for tax compliance, tax advice, and tax planning in each of the fiscal years ended March 31, 2005 and March 31, 2004 were $10,600 and $7,600. Tax Fees in both fiscal 2005 and fiscal 2004 were incurred for: (i) preparation of the preceding calendar year’s Federal corporate tax return; (ii) preparation of state franchise tax returns; and (iii) consultation.

All Other Fees

     There were no other fees billed for services rendered by Ham, Langston & Brezina, LLP not reportable as Audit Fees, Audit Related Fees or Tax Fees for each of the fiscal years ended March 31, 2005 and March 31, 2004.

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

US DATAWORKS, INC.
By:	/s/ Charles E. Ramey
Charles E. Ramey
Chief Executive Officer

Date:	June 29, 2005

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

Name	Title	Date

/s/ Charles E. Ramey	Chief Executive Officer	June 29, 2005
(Principal Executive Officer)
Charles E. Ramey	and Director

/s/ John S. Reiland	Chief Financial Officer	June 29, 2005
John S. Reiland	(Principal Accounting and Financial Officer)

/s/ Joe Abrell	Director	June 29, 2005

Joe Abrell

/s/ J. Patrick Millinor	Director	June 29, 2005

J. Patrick Millinor

/s/ John L. Nicholson, M.D.	Director	June 29, 2005

John L. Nicholson, M.D.

/s/ Terry Stepanik	Director	June 29, 2005

Terry Stepanik

/s/ Hayden D. Watson	Director	June 29, 2005

Hayden D. Watson

/s/ Thomas L. West, Jr.	Director	June 29, 2005

Thomas L. West, Jr.

EXHIBIT INDEX

Exhibit
Number	Description of Document
3(i).1	Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

3(i).2	Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2000).

3(i).3	Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(1).3 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

3(i).4	Certificate of Amendment to Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(h) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2001).

3(i).5	Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-3 filed May 14, 2002).

3(ii)	Amended and Restated Bylaws. (incorporated by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002).

4.1	Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

4.2	Registration Rights Agreement dated as of June 30, 2003 between the Registrant and Icon Investors Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 10, 2003).

4.3	Finder’s Fee and Piggyback Registration Rights Agreement dated June 30, 2003 between the Registrant and Bridgewater Capital (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.)

4.4	Registration Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

4.5	1% Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 9, 2003).

4.6	Form of Common Stock Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 9, 2003).

4.7	Registration Rights Agreement, dated as of October 2, 2003, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 9, 2003).

4.8	Registration Rights Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

Exhibit
Number	Description of Document
4.9	Registration Agreement dated as of November 12, 2004, between the Registrant and Peter Simons (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

4.10	Common Stock Purchase Warrant to purchase up to 160,000 shares of the Registrant Common Stock issued to Peter Simons (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

4.11	10% Convertible Debenture issued by the Registrant for the benefit of Peter Simons dated effective September 15, 2004 (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

10.1†	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-102840)).

10.2†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).

10.3	Lease Agreement dated as of November 18, 1997, by and between Allstate Dataworks, LLC and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.4	Second Addendum to Lease Contract dated as of October 28, 2000, by and between US Dataworks, Inc., a Delaware corporation, and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.5	Fourth Amendment to Lease Agreement dated as of May 14, 2002 by and between the Registrant and MLCV Hollister LP. (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.6	Form of Warrant Agreement between the Registrant and each of Messrs. Cooper, Shapiro, Stepanik and Villarreal (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.7	Form of Warrant Agreement. (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.8	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.9	Warrant Agreement for Common Stock of Sonicport, Inc. dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.10	Convertible Secured Promissory Note dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

Exhibit
Number	Description of Document
10.11	Form of Promissory Note between the Registrant and each of David Baeza and Stanton Dodson. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

10.12†	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-102842)).

10.13†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).

10.14	Note and Warrant Purchase Agreement by and among the Registrant, Charles E. Ramey and LaJolla Cove LA Investors, Inc., dated June 6, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.15	Form of Warrant Agreement between the Registrant and La Jolla Cove LA Investors, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.16	Convertible Debenture and Warrant Agreement dated June 30, 2003 by and between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.17	Warrant Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.18	Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.19	Subordinated Convertible Note and Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.20	Venison Warrant Agreement dated June 25, 2003 between the Registrant and Barry Venison (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.21	Voting Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.22	Form of 8% Subordinated Promissory Note dated June 6, 2003 between the Registrant and La Jolla Cove Investors, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.23	5% Convertible Debenture between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.24	Convertible Subordinated Promissory Note dated July 10, 2003 between the Registrant and Charles Ramey. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

Exhibit
Number	Description of Document
10.25	8% Convertible Promissory Note between the Registrant and Barry Venison. (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.26	Form of Note and Warrant Conversion Agreement dated June 25, 2003 between the Registrant and Barry Venison, Brad Friedel, John Barnes and Darren Ridge (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.27	Form of replacement Warrant Agreement between the Registrant and each of Barry Venison, Brad Friedel, John Barnes and Darren Ridge. (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.28	Promissory Note dated December 31, 2002 between the Registrant and ACI Communications holdings, Inc. f/k/a/ AllState Communications, Inc. . (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.29	Amendment No. 1 to Settlement Agreement dated December 31, 2002 between the Registrant, Frank Montelione, Russel Leventhal, ACI Communications Holdings, Inc. f/k/a/ AllState Communications, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.30	Security Agreement dated December 31, 2002 between the Registrant and ACI Communications Holdings, Inc. f/k/a/ AllState Communications Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.31†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Mario Villarreal. (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.32†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.33†	Employment Agreement dated April 2, 2003 between the Registrant and Terry Stepanik (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.34†	Employment Agreement dated April 2, 2003 between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.35†	Employment Agreement dated May 13, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.36†	Employment Agreement dated April 2, 2003 between the Registrant and John J. Figone (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.37†	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

Exhibit
Number	Description of Document
10.38	Common Stock Purchase and Warrant Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.39	Form of Common Stock Purchase and Warrant Agreement between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.40	Advisory Agreement dated June 6, 2003 between the Registrant and Merriman Curhan Ford & Co. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.41	Advisory Agreement dated July 2, 2003 between the Registrant and Merriman Curhan Ford & Co. (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form SB-2/A filed November 26, 2003 (File No. 333-108536)).

10.42	Common Stock Purchase and Warrant Agreement dated as of October 2, 2003 between the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 9, 2003).

10.43	Convertible Debenture and Warrant Agreement dated as of October 2, 2003 between the Registrant and John Winfield IRA (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 9, 2003).

10.44	Securities Purchase Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.45	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.46	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.47	Settlement & Release Agreement, dated as of April 26, 2004, by and between the Registrant and Icon Investors, Ltd. (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.48†	Additional Compensation Agreement made and effective as of April 12, 2004, by and between the Company and John S. Reiland (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004).

10.49	Settlement Agreement and Mutual Release dated November 12, 2004, by and between the Registrant and Peter Simons (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

10.50	Amended Warrants Agreement dated December 6, 2004 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2004).

Exhibit
Number	Description of Document
10.51	First Amendment to Amended Warrants Agreement dated December 9, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2004).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

†	Indicates management contract or compensatory plan or arrangement.