Form 10QSB
period 2005-06-30
US DATAWORKS INC
filed 2005-08-15
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Number of shares of Common Stock outstanding as of August 1, 2005: 30,037,020
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

US DATAWORKS, INC.

FORM 10-QSB
QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
US DATAWORKS, INC.
BALANCE SHEET
June 30, 2005
(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,769,273
Accounts receivable, net of allowance for doubtful accounts of $0	752,959
Prepaid expenses and other current assets	169,333

Total current assets	2,691,565

Property and equipment, net	629,736
Goodwill, net	14,133,629
Other assets	43,792

Total assets	$17,498,722

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
BALANCE SHEET
June 30, 2005
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable — related party	$39,000
Current portion of convertible promissory notes, net of unamortized discount of $314,484	95,582
Deferred revenue — current	195,702
Accounts payable	309,338
Accrued expenses	344,483
Interest payable	60,877

Total current liabilities	1,044,982
Convertible promissory notes, net of unamortized discount of $327,596	800,537
Deferred revenue	25,021
Deferred compensation	2,022

Total liabilities Interest payable	1,872,562

Commitments and Contingencies

Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 549,667 shares issued and outstanding $0.75 liquidation preference, dividends of $179,805 in arrears	55
Common stock, $0.0001 par value 90,000,000 shares authorized and 30,037,020 shares issued and outstanding	3,004
Additional paid-in capital	62,885,019
Deferred compensation	(937)
Accumulated deficit	(47,260,981)

Total shareholders’ equity	15,626,160

Total liabilities and stockholders’ equity	$17,498,722

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF OPERATIONS
For the Three Months Ended June 30,
(Unaudited)

	2005	2004
Revenues:
Software licensing revenues	$299,120	$347,716
Software transactional revenues	181,243	129,652
Software maintenance revenues	92,326	31,739
Professional services revenues	507,650	394,025

Total revenues	1,080,339	903,132

Cost of Sales	377,501	316,136

Gross Profit	702,838	586,996

Operating expenses:
General and administrative	1,554,275	1,469,905
Depreciation and amortization	88,525	74,126

Total operating expense	1,642,800	1,544,031

Loss from operations	(939,962)	(957,035)

Other income (expense)
Financing costs	—	(322,451)
Interest expense	(35,637)	(116,521)
Other income	6,799	6,460

Total other expense	(28,838)	(432,512)

Loss before provision for income taxes	(968,800)	(1,389,547)
Provision for income taxes	—	—

Net loss	$(968,800)	$(1,389,547)

Basic and diluted loss per share	$(0.03)	$(0.05)

Basic and diluted weighted-average shares outstanding	28,972,005	25,509,912

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
for the Three Months ended June 30, 2005
(Unaudited)

	Preferred Stock				Additional
	Convertible Series B		Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, March 31, 2005	549,667	$55	28,778,366	$2,878	$61,676,629	$(12,198)	$(46,292,181)	$15,375,183
Warrants and beneficial conversion feature issued in connection with convertible debenture	—	—	—	—	585,184	—	—	585,184
Warrants and options issued to third parties for services rendered	—	—	—	—	37,882	—	—	37,882
Amortization of deferred compensation	—	—	—	—	—	11,261	—	11,261
Common stock issued for
Cash	—	—	1,258,654	126	599,874	—	—	600,000
Less costs of offering	—	—	—	—	(14,550)	—	—	(14,550)
Net loss	—	—	—	—	—	—	(968,800)	(968,800)

Balance, June 30, 2005	549,667	$55	30,037,020	$3,004	$62,885,019	$(937)	$(47,260,981)	$15,626,160

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOW
For the Three Months Ended June 30,
(Unaudited)

	2005	2004
Cash flows from operating activities:-
Net loss from continuing operations	$(968,800)	$(1,389,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	88,525	74,126
Amortization of OID discount on convertible promissory note	1,400	—
Amortization of note discount and beneficial conversion feature on convertible promissory notes	11,704	200,074
Amortization of deferred compensation expense	(8,217)	21,052
Issuance of stock for interest	—	10,000
Issuance of stock for extinguishment of equity credit line facility	—	225,000
Issuance of warrants for services	26,456	—
Issuance of options to third party for services	11,426	34,279
Changes in operating assets and liabilities:
Accounts receivable	86,331	(152,049)
Prepaid expenses and other current assets	(73,605)	(112,108)
Other assets	—	10,000
Deferred revenue	(283,313)	(31,740)
Accounts payable	70,091	2,793
Accrued expenses	18,216	(130,315)
Interest payable	19,205	(33,638)

Net cash used in operating activities	(1,000,581)	(1,272,073)

Cash flows from investing activities:
Purchase of property and equipment	(40,982)	(32,274)

Net cash used in investing activities	(40,982)	(32,274)

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOW
For the Three Months Ended June 30,
(Unaudited)

	2005	2004
Cash flows from financing activities:
Proceeds from convertible promissory note	700,000	—
Repayment of convertible promissory note	—	(500,000)
Proceeds from stock sale	600,000	4,650,000
Stock issuance costs	(14,550)	(558,500)
Proceeds from exercise of stock options	—	67,575
Proceeds from exercise of warrants	—	30,000

Net cash provided by financing activities	1,285,450	3,689,075

Net increase in cash and cash equivalents	243,887	2,384,728
Cash and cash equivalents, beginning of period	1,525,386	1,203,389

Cash and cash equivalents, end of period	$1,769,273	$3,588,117

Supplemental disclosures of cash flow information
Interest paid	—	$28,898

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1.	Organization and Business

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

The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized during the three months ended June 30, 2005 and June 30, 2004 or for the years ended March 31, 2005 and March 31, 2004.

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

For purposes of pro forma disclosure, the estimated fair value of the options is included in expense over the option’s vesting period or expected life. The Company’s pro forma information for the three months ended June 30, 2005 and 2004 is as follows:

	For the Three Months Ended
	June 30,
	2005	2004
Net loss as reported	$(968,800)	$(1,389,547)
Add stock-based employee compensation expense included in net loss as reported, net of related tax effects	0	0

Deduct stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	$(307,452)	$(287,627)
Net loss; pro forma	$(1,276,252)	$(1,677,174)
Basic and diluted loss per share, as reported	$(0.03)	$(0.05)
Basic and diluted loss per share, pro forma	$(0.04)	$(0.07)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended June 30, 2005 and 2004: dividend yields of 0%; expected volatility of 65% and 75%, respectively; risk-free interest rates of 3.69% and 2.75%, respectively; and expected lives of 3 years. There were no stock options granted during the three months ended June 30, 2005. The per-share weighted average fair value of stock options granted during the three months ended June 30, 2004 was $0.73.

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

The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	For the Three Months Ended
	June 30,
	2005	2004
Options outstanding under the Company’s stock option plans	3,926,783	2,667,250
Options granted outside the Company’s stock option plans	1,160,000	1,260,100
Warrants issued in conjunction with private placements	4,947,859	4,896,502
Warrants issued as a financing cost for notes payable and convertible notes payable	2,194,837	2,241,137
Warrants issued for services rendered and litigation settlement	360,769	337,800
Warrants issued as part of the US Dataworks, Inc. acquisition	67,200	67,200
Convertible Series B preferred stock (a)	109,933	167,911

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion price of $3.75 per share.
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

Four of our customers accounted for 34%, 19%, 16% and 12% of our net revenues for the three months ended June 30, 2005. Two of these customers, which represented 19% and 12% of our quarterly revenues, were the result of our relationship with a one of our strategic resellers. Four of our customers accounted for 35%, 23%, 19% and 12% of our net revenues for the three months ended June 30, 2004.

At June 30, 2005, amounts due from a strategic reseller and two significant customers accounted for 36%, 25%

3.	Property and Equipment

Property and equipment as of June 30, 2005 consisted of the following:

Furniture and fixtures	$84,745
Automobile	15,072
Office and telephone equipment	90,237
Computer equipment	435,011
Computer software	1,255,585
Leasehold improvements	62,998

1,943,648
Less accumulated depreciation and amortization	(1,313,912)

Total	$629,736

Depreciation and amortization expense for the three months ended June 30, 2005 and 2004 was $88,525 and $74,126, respectively.

4.	Notes Payable — Related Parties

On January 22, 2001, the Company entered into a note payable with an advisory board member and shareholder for $50,000. The note is non-interest-bearing, is unsecured, and is due on demand. As of June 30, 2005, the outstanding balance on the note payable was $39,000.

5.	Convertible Promissory Notes

Convertible promissory notes at June 30, 2005 consisted of the following:

Convertible promissory note, interest at 10% per annum, unsecured, due in three equal annual installments beginning September 15, 2005	$768,199

Convertible promissory note issued June 16, 2005 with $70,000 Original Issue Discount, due in 15 equal monthly installments beginning April 15, 2006, net of unamortized discount of $642,080	127,920

896,119

Less current portion	(95,582)

Long-term portion	$800,537

Convertible promissory note with interest at 10% per annum
This unsecured convertible promissory note in the principal amount of $768,199 is due, with interest at 10% per annum, in three equal annual installments beginning September 15, 2005 and was issued to settle litigation (described below) brought by an investor in the Company pursuant to a Settlement Agreement and Mutual Release executed November 12, 2004 wherein the parties agreed to dismiss the lawsuit.

On December 12, 2003, an individual investor filed a lawsuit against US Dataworks in Los Angeles Superior Court alleging breach of an oral agreement between the plaintiff and a former director of US Dataworks. In the complaint, the plaintiff alleged that the oral agreement granted him the right to receive additional shares from US Dataworks in the event that he should sell certain shares of our common stock at a price less than $15 per share. The plaintiff alleged that in March 2000, as partial consideration under the alleged oral agreement, he converted three promissory notes with an aggregate principal amount of $725,000 into 77,856 shares of our common stock.

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

Convertible promissory note issued June 16, 2005 with $70,000 Original Issue Discount

On June 16, 2005, the Company entered into a Securities Purchase Agreement dated June 16, 2005 with an institutional investor (the “Debenture Agreement”) for the sale of a convertible debenture with a principal amount of $770,000 and an original issue discount of $70,000 for gross proceeds of $700,000. The debenture is convertible at anytime at the discretion of the holder at a price per share of $0.572 into 1,346,154 shares of the Company’s common stock. The convertible debenture is to be repaid in 15 monthly installments of $51,333.33 beginning April 15, 2006. The Company may also elect, upon proper notice, to pay any monthly installment in shares of Common Stock based on a conversion price equal to the lesser of (i) the then applicable Conversion Price or (ii) 90% of the volume weighted average price of the common stock for the 10 trading days immediately preceding the payment; provided, that, such conversion price must be at least equal to the conversion floor of $0.23, or such monthly installment must be paid in cash. In connection with the Debenture Agreement, the Company issued two groups of warrants, Short Term warrants and Long Term warrants to the institutional investor. The Short Term warrants allow the institutional investor to purchase an aggregate of 407,926 shares of the Company’s common stock with an exercise price of $0.572 per share that may be exercised for a period of 180 days at any time after the later of (i) the Effective Date of the registration statement described below or (ii) December 16, 2005. The Long Term warrants allow the institutional investor to purchase an aggregate of 471,154 shares of the Company’s common stock with an exercise price of $0.572 per share that may be exercised at anytime from December 16, 2005 through December 16, 2008; provided, however, the institutional investor will not be permitted to exercise a warrant to the extent that the number of shares of Common Stock beneficially owned by such institutional investor taken together with the number of shares to be issued upon exercise of the warrant equals or exceeds 4.999% of the Company’s then issued and outstanding shares of Common Stock. The warrants also contain trading market restrictions that preclude the Company from issuing shares of Common Stock upon exercise thereof if such issuance, when aggregated with other issuances of Common Stock pursuant to the warrants, would exceed 19.999% of the Company’s then issued and outstanding shares of Common Stock, unless the Company has previously obtained the required shareholder approval. The Company, pursuant to the Registration Rights Agreement dated June 16, 2005 between the Company and the institutional investor, agreed to file a registration statement for the resale of the shares of Common Stock that may be issued to the institutional investor upon the conversion of the convertible debenture and the exercise of the Short Term warrants and the Long Term warrants.

The Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company has determined the aggregate value of the warrants issued in connection with this convertible note to be $221,722. The amount allocated to the warrants as debt discount will be recognized as additional interest expense over the period from the date of issuance of the note to the earlier of the conversion date or the stated maturity date. During the three months ended June 30, 2005, the Company recognized $4,435 in interest expense related to the accretion of the debt discount associated with the warrants issued in connection with this convertible promissory note.

In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company’s stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as financing expense over the period from the date of issuance to the earlier of the conversion date or the stated redemption date. The Company has calculated the aggregate beneficial conversion feature of this convertible note to be $363,462. During the three months ended June 30, 2005, the Company recognized $7,269 in interest expense related to the amortization of the beneficial conversion feature recorded on this convertible promissory note.

6.	Commitments and Contingencies

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

Upon the granting of the deferred compensation award, an unamortized compensation expense equal to the value on the date of grant is accrued as a liability and charged to stockholders’ equity. This amount is then amortized over the service period of the award. As the amount of the award is not yet determined because it can be adjusted as stated in the terms above, the award is revalued at the end of each reporting period using the stock price at that time. This variable accounting will be in place until March 17, 2006, the date upon which the amount of the payments on these awards will be fixed. Total compensation expense recognized with respect to this deferred compensation award during the three months ended June 30, 2005 was a reduction in previously booked expenses of $(8,217).

7.	Stockholders’ Equity

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

At June 30, 2005, there were accumulated, undeclared dividends in arrears of $179,805 or $0.33 per share.

Common Stock

Financing Agreement

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

Common Stock and Warrants

During the three months ended June 30, 2005, the Company completed the following:

Sale of Common Stock and Warrants

Effective June 16, 2005, the Company entered into definitive agreements with nine accredited investors for the sale of 1,258,654 shares of Common Stock for gross proceeds of $600,000. The agreements also provide that the Company will issue warrants, exercisable over a three year period, to purchase up to 314,664 shares of

Common Stock at an exercise price of $0.715 per share and an additional 314,664 shares of Common Stock at an exercise price of $0.812 per share. In July 2005, upon receipt of approval of the American Stock Exchange for issuance of the shares of Common Stock, the agreements were completed and the investors were issued the shares of Common Stock and warrants.

During the three months ended June 30, 2004, the Company completed the following:

Sale of Common Stock and Warrants

In April 2004, the Company completed a private placement of $4.65 million, less direct issuance expenses of $641,500, with certain major institutional investment funds. Under terms of the agreement, the Company issued 2.89 million shares of common stock. In addition, the Company issued warrants to purchase up to 3.61 million shares of common stock at an exercise price of $1.61 per share.

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

During the three months ended June 30, 2005 the Company did not grant any stock options. During the three months ended June 30, 2004, the Company granted 790,000 stock options to certain employees that may be exercised at prices ranging between $0.55 and $1.36.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
		Weighted-
		Average Exercise		Weighted-Average
	Shares	Price	Shares	Exercise Price
Outstanding, March 31, 2005	3,926,783	$1.60	1,163,000	$1.07
Granted	0		0
Exercised	0		0
Forfeited/canceled	0		(3,000)	$21.72
Outstanding, June 30, 2005	3,926,783	$1.60	1,160,000	$1.02
Exercisable, June 30, 2005	1,905,285	$1.69	580,000	$1.02

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at June 30, 2005 were 8.3 years and $1.47, respectively. The exercise prices for the options outstanding at June 30, 2005 ranged from $0.55 to $22.58, and information relating to these options is as follows:

					Weighted-
Range of		Stock	Weighted-Average	Weighted-	Average Exercise
Exercise	Stock Options	Options	Remaining	Average	Price of Options
Prices	Outstanding	Exercisable	Contractual Life	Exercise Price	Exercisable
$0.55 — 2.00	3,916,949	1,913,779	8.46 years	$0.94	$0.87
$2.01 — 3.00	1,023,834	425,506	8.24 years	$2.78	$2.84
$3.01 — 22.58	146,000	146,000	5.68 years	$6.37	$6.37
	5,086,783	2,485,285

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
     Four of our customers, the Federal Reserve Bank, Southern California Gas Company, Regulus and Citibank, accounted for 34%, 19%, 16% and 12%, respectively, of our net revenues for the three months ended June 30, 2005. Two of these customers, which represented 19% and 12% of our quarterly revenues, were the result of our relationship with one of our strategic resellers. Four of our customers accounted for 35%, 23%, 19% and 12% of our net revenues for the three months ended June 30, 2004.
     At June 30, 2005, amounts due from a strategic reseller and two significant customers accounted for 36%, 25% and 25%, respectively, of accounts receivable.
Results of Operations
     The results of operations reflected in this discussion include our operations for the three month periods ended June 30, 2005 and 2004.
     Revenues
     Revenues totaled $1,080,339 for the three months ended June 30, 2005 compared to revenues of $903,132 for the three months ended June 30, 2004, an increase of $177,207 or 20%. The increase in revenues was primarily attributable to an increase in service revenues of $113,625 or 29%, an increase in transactional revenues of $51,591 or 40%, and an increase in maintenance revenues of $60,587 or 191%, offset by a decrease in license revenues of $48,596 or 14%. Services revenues increased due to installation services performed for two recently signed customers and additional installation and conversion services performed for two existing customers. Transactional revenues increased in the first quarter of the current fiscal year compared to the same period in the prior year principally as a result of previously installed customers subject to transactional fees increasing their utilization of our software solutions. Maintenance revenues increased in the first quarter compared to the same period in the prior year principally due to a larger number of installed customers subject to annual maintenance fees. The decrease in license revenues in the first quarter is due to upfront license revenues received in the prior fiscal year from two large credit card processing companies with only one similar large upfront license transaction in the first quarter of the current year.
     Cost of Sales
     Costs of sales principally include the cost of Thomson Financial EPICWare™ software resold in conjunction with our software as well as costs of our personnel who perform the services associated with our software maintenance, support, training and installation activities. Cost of sales increased by $61,365 or 19% to $377,501 for the three months ended June 30, 2005 from $316,136 for the three months ended June 30, 2004, principally due to a $114,212 increase in the cost of EPICWare™ software resold in the quarter offset by a decrease of $52,697 in personnel costs related to services, maintenance, support, training and installation services.
     Operating Expenses
     Total operating expenses increased by $98,769 or 6% to $1,642,800 for the three months ended June 30, 2005 from $1,544,031 for the three months ended June 30, 2004. The increase in operating expenses was principally attributable to a $298,511 increase in personnel costs primarily due to an increase in our headcount to 42 at June 30, 2005 compared to 22 at June 30, 2004. Additionally, occupancy costs increased by $60,201 for the quarter due to additional leased office space required by our larger staff. Also our legal expenses increased by $27,202 in the first quarter of the current fiscal year compared to the same period in the prior year principally as a result of the two capital financing transactions we entered into in June 2005. These operating costs increases were offset by decreases in other areas, principally a decrease of $256,721 in marketing and advertising expenses. In the prior fiscal year first quarter we incurred an unusually high level of marketing and advertising expenses as a result of the development and planned release of our new product, Clearingworks™.
     Other Expenses
     Other expenses, including interest expense and financing costs, decreased $403,674 or 93% to $28,838 for the three months ended June 30, 2005 from $432,512 for the three months ended June 30, 2004. The decrease was primarily due to the non-recurring, non-cash financing charges incurred in our capital restructuring transactions in the prior year.
     Net Loss
     Net loss decreased by $420,747 or 30% to a net loss of $968,800 for the three months ended June 30, 2005 from $1,389,547 for the three months ended June 30, 2004.
Liquidity and Capital Resources
     We have incurred significant losses and negative cash flows from operations for the last three fiscal years. We have obtained our required cash resources through the sale of debt and equity securities. We may not operate profitably in the future and may be required to continue the sale of debt and equity securities to finance our operations.
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
     Cash and cash equivalents increased by $243,887 to $1,769,273 at June 30, 2005 from $1,525,386 at March 31, 2005. Cash used for operating activities was $1,000,581 in the three months ended June 30, 2005 compared to $1,272,073 in the same period in the prior year.
     Cash used for investing activities of $40,982 and $32,274 in the three months ended June 30, 2005 and June 30, 2004, respectively, was due to equipment purchases.

     Financing activities provided cash of $1,285,450 in the three months ended June 30, 2005 compared to $3,689,075 in the three months ended June 30, 2004. Financing activities in the current three month period included: (a) the receipt of $600,000, less direct issuance expenses of $14,550, from the sale to nine accredited investors of 1.3 million shares of our common stock and warrants to purchase up to 629,328 shares of our common stock, and (b) the receipt of $700,000 from the sale to an institutional investor of a convertible debenture with a principal amount of $770,000 and an original issue discount of $70,000 with warrants to purchase 879,080 shares of our common stock.
     As discussed above, also in June 2005, we entered into a month-to-month contract with an existing customer, one of the country’s largest credit card and financial services companies, to provide professional services which we believe may result in revenues of up to approximately $1.2 million during the fiscal year ending March 31, 2006. Further, we believe this existing customer may also enter into our contemplated license and maintenance services contract for our Clearingworks™ product suite that may yield additional revenues of up to approximately $2.5 million. We cannot assure you that this existing customer will actually enter into our contemplated contract. As a result of our recent capital raising transactions, our increased level of transactional revenues achieved in fiscal 2005 and the first quarter of fiscal 2006, and the increased revenues to be received from recently received and contemplated contracts, we believe we currently have adequate capital resources to fund our anticipated cash needs through March 31, 2006 and beyond. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.
Factors That May Affect Our Results
We have a general history of losses and may not operate profitably in the future.
     We have incurred losses for the last three fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of June 30, 2005, our accumulated deficit was $(47,260,981). We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.
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

Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on the evaluation, such officers have concluded that these disclosure controls and procedures are effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.
     There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Effective as of June 16, 2005, pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, we sold to nine accredited investors (each a “Purchaser” and collectively, the “Purchasers”) an aggregate of 1,258,654 shares of our Common Stock for an aggregate purchase price of $600,000 ($0.4767 per share) pursuant to that certain Securities Purchase Agreement dated effective as of June 16, 2005 (the “Equity Agreement”). In connection with the Equity Agreement, we issued warrants to the Purchasers to purchase an aggregate of 629,328 shares of our common stock, of which 50%, or 314,664 shares, were issued with an exercise price of $0.715 per share and the remaining 314,664 shares were issued with an exercise price of $0.812 per share. The warrants may be exercised at any time after June 16, 2005 and prior to June 16, 2008. We, pursuant to the Registration Rights Agreement dated June 16, 2005 between us and the Purchasers, agreed to file a registration statement for the resale of the shares of Common Stock purchased by the Purchasers, including shares issued upon exercise of the warrants.
Item 6. Exhibits
     The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit
Number	Description of Document

4.1	Securities Purchase Agreement dated as of June 16, 2005 among US Dataworks, Inc. and the Purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).

4.2	$770,000 Convertible Debenture dated June 17, 2005 among US Dataworks, Inc and the Holder (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).

4.3	Short Term Common Stock Purchase Warrant dated June 16, 2005 among US Dataworks, Inc. and the Holder (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).

4.4	Long Term Common Stock Purchase Warrant dated June 16, 2005 among US Dataworks, Inc. and the Holder (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).

4.5	Registration Rights Agreement entered into as of June 16, 2005, among US Dataworks, Inc. and the Purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).

4.6	Securities Purchase Agreement dated as of June 16, 2005 among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2005).

4.7	Form of Common Stock Purchase Warrant dated June 16, 2005 among the Registrant and the Holders named therein with an exercise price of $0.715 per share (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2005).

4.8	Form of Common Stock Purchase Warrant dated June 16, 2005 among the Registrant and the Holders named therein with an exercise price of $0.812 per share (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2005).

4.9	Registration Rights Agreement entered into as of June 16, 2005, among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2005).

Exhibit
Number	Description of Document

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.
SIGNATURE
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Dated: August 15, 2005

US DATAWORKS, INC.

By	/s/ John S. Reiland

John S. Reiland
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

4.1	Securities Purchase Agreement dated as of June 16, 2005 among US Dataworks, Inc. and the Purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).

4.2	$770,000 Convertible Debenture dated June 17, 2005 among US Dataworks, Inc and the Holder (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).

4.3	Short Term Common Stock Purchase Warrant dated June 16, 2005 among US Dataworks, Inc. and the Holder (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).

4.4	Long Term Common Stock Purchase Warrant dated June 16, 2005 among US Dataworks, Inc. and the Holder (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).

4.5	Registration Rights Agreement entered into as of June 16, 2005, among US Dataworks, Inc. and the Purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).

4.6	Securities Purchase Agreement dated as of June 16, 2005 among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2005).

4.7	Form of Common Stock Purchase Warrant dated June 16, 2005 among the Registrant and the Holders named therein with an exercise price of $0.715 per share (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2005).

4.8	Form of Common Stock Purchase Warrant dated June 16, 2005 among the Registrant and the Holders named therein with an exercise price of $0.812 per share (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2005).

4.9	Registration Rights Agreement entered into as of June 16, 2005, among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2005).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.