Form 10KSB/A
period 2005-03-31
US DATAWORKS INC
filed 2005-09-30
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB/A
Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                         to
Commission file number: 001-15385
US Dataworks, Inc.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization) 5301 Hollister Road, Suite 250	84-1290152 (I.R.S. employer identification number)
Houston, Texas (Address of principal executive offices)	77040 (Zip Code)
Issuer’s telephone number: (713) 934-3855
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, par value $0.0001 per share
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Issuer’s revenue for fiscal year ended March 31, 2005: $2,686,749
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the price of such common equity as of June 13, 2005 as reported on the American Stock Exchange is
$ 14,784,324. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
     Number of shares of Common Stock outstanding as of June 13, 2005: 28,778,366.
     Transitional Small Business Disclosure Format: YES ☐ NO ☑

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-KSB (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-KSB, as filed by the Registrant on June 29, 2005 (the “Original Filing”), and is being filed (i) to reflect the elimination of the going concern qualification in the Report of Independent Registered Public Accounting Firm, dated June 3, 2005; (ii) to amend the going concern qualification referenced in Management’s Discussion and Analysis or Plan of Operation; (iii) to amend any risk factor related to such qualification; and (iv) to amend Notes 3 and 11 to the Company’s financial statements to reflect the recent material development discussed below. In addition, in connection with the filing of this Amendment No. 1, and pursuant to the rules of the Securities and Exchange Commission, we are including currently dated certifications.
     Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and except as set forth below, we have not updated the disclosures contained in this Amendment No. 1 to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this Amendment No. 1 is not a representation that any statements contained in items of the Original Filing other than that information being amended are true or complete as of any date subsequent to the date of the Original Filing.
Recent Material Developments
The following material development occurred since the filing of our original Annual Report on Form 10-KSB on June 29, 2005:
     On August 30, 2005, we announced that we had completed the execution of integrated license, maintenance and services agreements with American Express Travel Related Services Company, Inc. (“Amexco”). Clearingworks™, our integrated electronic transaction processing platform, will process all payments received by Amexco, including mailed remittances, Internet payments, telephone payments and transactions captured at worldwide remote offices.
     The license and maintenance agreement has a ten year term. The services agreement is a time-and-materials based contract that is estimated to be completed over an 18 month period. The combined agreements are expected to provide revenues to US Dataworks of approximately $7.0 million.

US DATAWORKS, INC.

2005 FORM 10-KSB/A

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

ClearingworksACH:
Whatever the capture device — point-of-sale, web, telephone or remittance processing system - simply provide Clearingworks™ with the data and it will decision it. Clearingworks™ is an integrated ACH payment management tool that handles all major National Automated Clearing House (NACHA) Standard Entry Class codes. Clearingworks™ contains our industry-leading MICR parsing technology, which provides unsurpassed levels of accuracy and consistency for check conversion. It supports both centralized and distributed payment models and is integrated with most third party payment processing platforms such as PEP+, Wausau Financial Systems, J&B Software, BancTec and others.
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
Patents and Trademarks
     US Dataworks has obtained trademarks on the names of our premier products and services, including Clearingworks™ and a currently unlicensed, newly developed product, ZeroPass ™. We also have applied for patents on ChecKey and ImageKey, which are products currently in development. These applications are pending. Our efforts to protect our intellectual property rights may not prevent the misappropriation of our intellectual property.
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
     Management has specific plans to address the Company’s financial situation as follows:
•	In addition to the two June 2005 capital transactions discussed below, Management plans to raise additional capital through private placements of our common stock and/or the sale of debt that is convertible into common stock.

•	Management believes that a month-to-month professional services contract with an existing major financial services customer that was executed in June 2005, together with a software licensing and maintenance services contract with this same customer executed in August 2005 will generate significant revenue and significantly reduce the negative cash flows from operations for fiscal 2006.

•	Additionally, Management believes that the demand for our software and professional services will continue to expand as the United States market embraces the new payment processing opportunities available under changing regulations such as the Check Clearing Act for the 21st Century. Management believes that increased demand for our solutions, including our recently introduced Clearingworks™ product, will lead to increased cash flows from up-front license fees, transaction based contract fees and increases in professional services revenues.
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
     As a result of our recent capital raising transactions, our increased level of transactional revenues achieved in fiscal 2005, and the increased revenues to be received from recently executed contracts, we believe we currently have adequate capital resources to fund our anticipated cash needs through March 31, 2006 and beyond. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.
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
     We believe we currently have adequate cash to fund anticipated cash needs through March 31, 2006 and beyond. However, we may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:
•	curtail our operations significantly;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives, including a merger or sale of US Dataworks.
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
/s/ Ham, Langston & Brezina, LLP
Houston, Texas
June 3, 2005
(except for Notes 3 and 11, as to which
the date is August 30, 2005)

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

	Preferred Stock
	Convertible Series A		Convertible Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2003	640,000	$64	629,666	$63	11,907,134	$1,190
Warrants issued for:
Financing costs of promissory notes	—	—	—	—	—	—
Services rendered	—	—	—	—	—	—
Expiration of related party notes	—	—	—	—	—	—
Interest from fixed conversion features	—	—	—	—	—	—
Common stock issued for:
Cash	—	—	—	—	2,936,112	294
Exercise of Warrants/ Options	—	—	—	—	435,723	44
Committed stock	—	—	—	—	72,485	7
Services rendered	—	—	—	—	23,446	2
Notes payable conversion	—	—	—	—	6,739,062	675
Conversion of Series A preferred stock	(640,000)	(64)	—	—	1,994,286	199
Treasury Stock Purchased	—	—	—	—	(1,111,112)	(111)
Warrants and Stocks issued for debt extinguishment	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at March 31, 2004	—	$—	629,666	$63	22,997,136	$2,300

[Additional columns below]
[Continued from above table, first column(s) repeated]

	Common	Additional
	Stock	Paid— In	Accumulated
	Committed	Capital	Deficit	Total
Balance, March 31, 2003	$48,000	$41,972,619	$(32,744,531)	$9,277,405
Warrants issued for:
Financing costs of promissory notes	—	1,400,293	—	1,400,293
Services rendered	—	96,750	—	96,750
Expiration of related party notes	—	220,000	—	220,000
Interest from fixed conversion features	—	1,293,217	—	1,293,217
Common stock issued for:
Cash	—	3,904,752	—	3,905,046
Exercise of Warrants/ Options	—	38,553	—	38,597
Committed stock	(48,000)	47,993	—	—
Services rendered	—	73,829	—	73,831
Notes payable conversion	—	4,229,360	—	4,230,035
Conversion of Series A preferred stock	—	(135)	—	—
Treasury Stock Purchased	—	(499,889)	—	(500,000)
Warrants and Stocks issued for debt extinguishment	—	2,357,890	—	2,357,890
Net loss	—	—	(7,088,372)	(7,088,372)

Balance at March 31, 2004	$—	$55,135,232	$(39,832,903)	$15,304,692

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
for the years ended March 31, 2005 and 2004

	Preferred Stock
	Convertible Series A		Convertible Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2004	—	$—	629,666	$63	22,997,136	$2,300
Options granted to third parties	—	—	—	—	—	—
Warrants granted in settlement of litigation	—	—	—	—	—	—
Grant of deferred compensation (Note 7)	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Common stock issued for:
Cash, less cost of offering ($641,500)	—	—	—	—	2,888,201	289
Exercise of Warrants / Options	—	—	—	—	1,649,794	164
Notes payable & accrued interest conversion	—	—	—	—	1,090,376	109
Conversion of Series B preferred stock	—	—	(79,999)	(8)	15,998	2
Settlement to terminate equity line financing (Note 8)	—	—	—	—	136,861	14
Current Period Profit (Loss)	—	—	—	—	—	—

Balance at March 31, 2005	—	$—	549,667	$55	28,778,366	$2,878

[Additional columns below]
[Continued from above table, first column(s) repeated]

	Additional
	Paid— In	Deferred	Accumulated
	Capital	Compensation	Deficit	Total
Balance, March 31, 2004	$55,135,232	—	$(39,832,903)	$15,304,692
Options granted to third parties	68,559	—	—	68,559
Warrants granted in settlement of litigation	126,000	—	—	126,000
Grant of deferred Compensation (Note 7)	—	(21,500)	—	(21,500)
Amortization of deferred compensation	—	9,302	—	9,302
Common stock issued for:
Cash, less cost of offering ($641,500)	4,008,211	—	—	4,008,500
Exercise of Warrants / Options	1,172,994	—	—	1,173,158
Notes payable & accrued interest conversion	940,641	—	—	940,750
Conversion of Series B preferred stock	6	—	—	—
Settlement to terminate equity line financing (Note 8)	224,986	—	—	225,000
Current Period Profit (Loss)	—	—	$(6,459,279)	$(6,459,279)

Balance, March 31, 2005	$61,676,629	$(12,198)	$(46,292,182)	$15,375,182

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

2.	Summary of Significant Accounting Policies

Reverse Stock Split

On September 10, 2003, our Board of Directors approved a one–for-five reverse spilt of our shares of common stock. As a result of the stock split, our shareholders received one share of our common stock for each five shares of common stock held of record on September 29, 2003. The reverse stock split was completed on September 29, 2003. All share and per share amounts in these Financial Statements and related notes have been retroactively adjusted to reflect this reverse stock split for all periods presented.

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
Stock Options
SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock- based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.
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

US DATAWORKS INC.
NOTES TO FINANCIAL STATEMENTS
For purposes of proforma disclosure, the estimated fair value of the options is included in expense over the option’s vesting period or expected life. The Company’s proforma information for the years ended March 31, 2005 and 2004 is as follows:

	2005	2004
Net loss as reported	$(6,459,279)	$(7,088,372)

Add stock— based employee compensation expense included in net earnings (loss) as reported, net of related tax effects	0	0

Deduct stock— based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,835,277)	(1,720,635)

Net loss, pro forma	$(8,294,556)	$(8,809,007)

Basic and diluted loss per share, as reported	$(0.24)	$(0.38)

Basic and diluted loss per share, pro forma	$(0.30)	$(0.47)
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

US DATAWORKS INC.
NOTES TO FINANCIAL STATEMENTS
The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (Options and Warrants typically convert on a one for one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	Year Ended March 31,
	2005	2004
Options outstanding under the Company’s stock option plans	3,926,783	2,493,750
Options granted outside the Company’s stock option plans	1,163,000	713,100
Warrants issued in conjunction with private placements	3,439,451	1,286,251
Warrants issued as a financing cost for notes payable and convertible notes payable	2,221,437	2,241,137
Warrants issued in conjunction with lock— up agreements	0	12,000
Warrants issued for services rendered and litigation settlement	280,000	447,800
Warrants issued as part of the April 2001 acquisition	67,200	67,200
Convertible Series B preferred stock (a)	109,933	125,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion price of $3.75 per share.
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
At March 31, 2005, amounts due from three customers, one an entity of the U.S. Federal government, accounted for 23%, 18% and 10%, respectively, of accounts receivable. Additionally, at March 31, 2005, amounts due from a strategic reseller accounted by 42% of accounts receivable.

US DATAWORKS INC.
NOTES TO FINANCIAL STATEMENTS
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
3. Liquidity
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
Subsequent to March 31, 2005 the Company raised additional debt financing of approximately $700,000, prior to offering expenses of $82,000, and had negotiated agreements for an additional $600,000 of equity capital to fund the Company’s operations. Also subsequent to March 31, 2005, the Company executed license, maintenance and service agreements with a major credit card and financial services company. Management believes the Company has adequate resources to fund operations through March 31, 2006 and beyond. (See Note 11).
US DATAWORKS, INC.
NOTES TO FINANCIAL STATEMENTS
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

US DATAWORKS, INC.
NOTES TO FINANCIAL STATEMENTS
The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at March 31, 2005 were 8.58 years and $1.48, respectively. The exercise prices for the options outstanding at March 31, 2005 ranged from $0.55 to $22.58, and information relating to these options is as follows:

					Weighted-
			Weighted-		Average
			Average	Weighted	Exercise
Range of	Stock	Stock	Remaining	-Average	Price of
Exercise	Options	Options	Contractual	Exercise	Options
Prices	Outstanding	Exercisable	Life	Price	Exercisable
$0.55 — 2.00	3,916,949	1,813,613	8.71 years	$0.94	$0.85
$2.01 — 3.00	1,023,834	425,506	8.49 years	$2.78	$2.84
$3.01 — 22.58	149,000	149,000	5.81 years	$6.68	$6.68
	5,089,783	2,388,119
9. Income Taxes
The tax effects of temporary differences that give rise to deferred taxes at March 31, 2005 were as follows:

Deferred tax assets:
United States federal net operating loss carryforwards	$8,928,854
Effect of state net operating loss carryforwards	787,840
Deferred Revenue	24,670
Allowance for doubtful collections	12,298
Accrued liabilities	45,305

Total deferred tax assets	9,798,967

Valuation allowance	(9,695,555)

Deferred tax assets	103,412

Deferred tax liability — Basis of property and equipment	(103,412)

Net deferred tax assets	$—

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

License, Maintenance and Service Agreements

On August 30, 2005, the Company completed the execution of integrated license, maintenance and service agreements with one of the Country’s largest credit card and financial services companies. The license and maintenance agreement has a ten year term and the services agreement is estimated to be completed over an 18 month period. The combined agreements are expected to provide a significant amount of revenues to the Company.
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
Summary Compensation Table
Long— Term

					Long— Term
					Compensation
					Awards
					Securities
	Annual Compensation				Underlying	All Other
Name and Principal
Position	Year	Salary($)		Bonus($)	Options(#)(1)	Compensation ($)
Charles E. Ramey	2005	200,000		1,000	—	—
Chief Executive Officer	2004	200,000	(2)	—	400,000	—
	2003	180,000	(2)	—	—	—

Terry Stepanik	2005	175,000		1,000	290,000	—
President and Chief	2004	175,000	(3)	—	710,000	—
Operating Officer	2003	186,128	(3)	—	—	—

John Reiland	2005	150,000		750	200,000	—
Chief Financial	2004	150,000		—	150,000	—
Officer(4)	2003	6,250		—	—	—

John J. Figone	2005	150,000		230,750	—	—
Vice President and	2004	150,000		—	400,000	—
General Counsel(5)	2003			—	—	—

Mario Villarreal	2005	165,000		1,000	290,000	—
Senior Vice President and Chief Technology	2004	150,000		—	710,000	—
Officer (6)	2003	120,000		5,000	—	—

(1)	All share amounts have been adjusted to reflect the one— for— five reverse stock split effective on September 29, 2003.

(2)	Mr. Ramey’s 2003 compensation includes $136,774 that was accrued in 2003 but paid in 2004.

(3)	Mr. Stepanik’s 2003 compensation includes $66,128 sales commissions that were accrued but unpaid in 2003. Mr. Stepanik was paid $60,000 of these accrued unpaid sales commissions in 2004.

(4)	Mr. Reiland was appointed Chief Financial Officer in March 2003.

(5)	Mr. Figone was appointed Vice President Business Operations and General Counsel in September 2003.

(6)	On April 1, 2004, Mr. Villarreal’s annual base compensation was increased to $165,000.

Stock Options
     The following table provides summary information concerning stock options held as of March 31, 2005 by each of the executive officers.
Aggregate Fiscal Year— End Option Values

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

	Amount and Nature of Beneficial Ownership
			Right To
		Shares of	Acquire
	Shares of	Series B	Beneficial		Percentage of Class
	Common	Preferred	Ownership of		Beneficially Owned		Percentage of Voting
	Stock	Stock	Common Stock	Total			Securities
Name and Address of	Beneficially	Beneficially	within 60 days	Common	Common	Series B	Beneficially
Beneficial Owner	Owned	Owned	of June 13, 2005	Stock	Stock (2)	Preferred Stock	Owned(1)(2)
5% Stockholders
Mark Deveau	37,322	56,000	11,200	48,522	*	10.2%	*
Harvey M. Gammon (3)	45,769	280,000	56,000	101,769	*	50.9	*
Thomas & Lois Gibbons	503	67,000	13,400	13,903	*	12.2	*

Named Officers and Directors
Charles E. Ramey	2,050,210	*	2,091,250	4,141,460	13.4	*	13.4
Terry Stepanik	267,586	*	673,350	940,936	3.2	*	3.2
John S. Reiland	5,000	*	104,166	109,166	*	*	*
John J. Figone	750	*	100,000	100,750	*	*	*
Mario Villarreal	101,670	*	723,263	824,933	2.8	*	2.8
Joe Abrell	1,000	*	87,000	88,000	*	*	*
J. Patrick Millinor, Jr.	—	—	—	—	*	*	*
John L. Nicholson (4)	313,146	133,334	110,076	423,222	1.5	24.3	1.5
Hayden D. Watson	—	*	72,000	72,000	*	*	*
Thomas L. West, Jr.	18,000	*	64,000	82,000	*	*	*
All current directors and executive officers as a group (10 persons)	2,757,362	133,334	4,025,105	6,782,467	20.7	24.3	20.6

*	Amount represents less than 1% of our common stock.

(1)	To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them, subject to community property law, where applicable, and the information contained in the footnotes to this table.

(2)	Applicable percentage ownership of common stock is based on 28,778,366 shares of common stock issued and outstanding as of June 13, 2005. Series B Preferred Stock is based on 549,667 shares of Series B Preferred Stock outstanding on June 13, 2005. Applicable percentage ownership of voting securities is based on 28,888,299 shares of common stock issued and outstanding as of June 13, 2005, including shares of Series B Preferred Stock convertible into common stock. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock, held by that person, that are currently exercisable or exercisable within 60 days of June 13, 2005 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of another person.

(3)	Includes 25,873 shares held by the Sterling Trust Company Trustee FBO Harvey M. Gammon.

(4)	Includes 165,454 shares held by J.L. Nicholson MD Inc. 401— K FBO John L. Nicholson, 50,000 shares held by JLN Trust DTD April 26, 2001 and 55,031 shares held by John L. Nicholson MD Inc. FBO John L. Nicholson.
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
     All share amounts and per share prices discussed below have been adjusted to reflect the one— for— five reverse stock split effective on September 29, 2003.
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
Item 13. Exhibits
     The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB/A has been identified.

Exhibit
Number	Description of Document
3(i).1	Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

3(i).2	Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2000).

3(i).3	Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(1).3 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

3(i).4	Certificate of Amendment to Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(h) to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2001).

3(i).5	Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S— 3 filed May 14, 2002).

3(ii)	Amended and Restated Bylaws. (incorporated by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended December 31, 2002).

4.1	Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

Exhibit
Number	Description of Document
4.2	Registration Rights Agreement dated as of June 30, 2003 between the Registrant and Icon Investors Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8— K, filed with the SEC on July 10, 2003).

4.3	Finder’s Fee and Piggyback Registration Rights Agreement dated June 30, 2003 between the Registrant and Bridgewater Capital (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003.)

4.4	Registration Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

4.5	1% Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8— K filed October 9, 2003).

4.6	Form of Common Stock Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8— K, filed with the SEC on October 9, 2003).

4.7	Registration Rights Agreement, dated as of October 2, 2003, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8— K, filed with the SEC on October 9, 2003).

4.8	Registration Rights Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

4.9	Registration Agreement dated as of November 12, 2004, between the Registrant and Peter Simons (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

4.10	Common Stock Purchase Warrant to purchase up to 160,000 shares of the Registrant Common Stock issued to Peter Simons (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

4.11	10% Convertible Debenture issued by the Registrant for the benefit of Peter Simons dated effective September 15, 2004 (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

10.1†	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S— 8 (File No. 333— 102840)).

10.2†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2003).

10.3	Lease Agreement dated as of November 18, 1997, by and between Allstate Dataworks, LLC and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

Exhibit
Number	Description of Document
10.4	Second Addendum to Lease Contract dated as of October 28, 2000, by and between US Dataworks, Inc., a Delaware corporation, and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.5	Fourth Amendment to Lease Agreement dated as of May 14, 2002 by and between the Registrant and MLCV Hollister LP. (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.6	Form of Warrant Agreement between the Registrant and each of Messrs. Cooper, Shapiro, Stepanik and Villarreal (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.7	Form of Warrant Agreement. (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.8	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.9	Warrant Agreement for Common Stock of Sonicport, Inc. dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form
10— KSB for the year ended March 31, 2002).

10.10	Convertible Secured Promissory Note dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.11	Form of Promissory Note between the Registrant and each of David Baeza and Stanton Dodson. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.12†	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S— 8 (File No. 333— 102842)).

10.13†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2003).

10.14	Note and Warrant Purchase Agreement by and among the Registrant, Charles E. Ramey and LaJolla Cove LA Investors, Inc., dated June 6, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.15	Form of Warrant Agreement between the Registrant and La Jolla Cove LA Investors, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.16	Convertible Debenture and Warrant Agreement dated June 30, 2003 by and between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.17	Warrant Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

Exhibit
Number	Description of Document
10.18	Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.19	Subordinated Convertible Note and Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.20	Venison Warrant Agreement dated June 25, 2003 between the Registrant and Barry Venison (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.21	Voting Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.22	Form of 8% Subordinated Promissory Note dated June 6, 2003 between the Registrant and La Jolla Cove Investors, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.23	5% Convertible Debenture between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.24	Convertible Subordinated Promissory Note dated July 10, 2003 between the Registrant and Charles Ramey. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.25	8% Convertible Promissory Note between the Registrant and Barry Venison. (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.26	Form of Note and Warrant Conversion Agreement dated June 25, 2003 between the Registrant and Barry Venison, Brad Friedel, John Barnes and Darren Ridge (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.27	Form of replacement Warrant Agreement between the Registrant and each of Barry Venison, Brad Friedel, John Barnes and Darren Ridge. (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.28	Promissory Note dated December 31, 2002 between the Registrant and ACI Communications holdings, Inc. f/k/a/ AllState Communications, Inc. . (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.29	Amendment No. 1 to Settlement Agreement dated December 31, 2002 between the Registrant, Frank Montelione, Russel Leventhal, ACI Communications Holdings, Inc. f/k/a/ AllState Communications, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

Exhibit
Number	Description of Document
10.30	Security Agreement dated December 31, 2002 between the Registrant and ACI Communications Holdings, Inc. f/k/a/ AllState Communications Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.31†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Mario Villarreal. (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.32†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.33†	Employment Agreement dated April 2, 2003 between the Registrant and Terry Stepanik (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10— QSB for the quarter ended September 30, 2003).

10.34†	Employment Agreement dated April 2, 2003 between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly report on Form 10— QSB for the quarter ended September 30, 2003).

10.35†	Employment Agreement dated May 13, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly report on Form 10— QSB for the quarter ended September 30, 2003).

10.36†	Employment Agreement dated April 2, 2003 between the Registrant and John J. Figone (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly report on Form 10— QSB for the quarter ended September 30, 2003).

10.37†	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

10.38	Common Stock Purchase and Warrant Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form
10— QSB for the quarter ended September 30, 2003).

10.39	Form of Common Stock Purchase and Warrant Agreement between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

10.40	Advisory Agreement dated June 6, 2003 between the Registrant and Merriman Curhan Ford & Co. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

10.41	Advisory Agreement dated July 2, 2003 between the Registrant and Merriman Curhan Ford & Co. (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form SB— 2/A filed November 26, 2003 (File No. 333— 108536)).

10.42	Common Stock Purchase and Warrant Agreement dated as of October 2, 2003 between the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8— K filed October 9, 2003).

10.43	Convertible Debenture and Warrant Agreement dated as of October 2, 2003 between the Registrant and John Winfield IRA (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8— K filed October 9, 2003).

Exhibit
Number	Description of Document
10.44	Securities Purchase Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.45	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.46	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.47	Settlement & Release Agreement, dated as of April 26, 2004, by and between the Registrant and Icon Investors, Ltd. (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.48†	Additional Compensation Agreement made and effective as of April 12, 2004, by and between the Company and John S. Reiland (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004).

10.49	Settlement Agreement and Mutual Release dated November 12, 2004, by and between the Registrant and Peter Simons (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

10.50	Amended Warrants Agreement dated December 6, 2004 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2004).

10.51	First Amendment to Amended Warrants Agreement dated December 9, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2004).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

†	Indicates management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services
Audit Fees
The aggregate fees billed for professional services rendered by Ham, Langston & Brezina, LLP for the audit of our financial statements for each of the fiscal years ended March 31, 2005 and March 31, 2004, and the reviews of the financial statements included in our Forms 10- QSB for such fiscal years were $54,000 and $50,500, respectively.
Audit— Related Fees
The aggregate fees billed in each of the fiscal years ended March 31, 2005 and March 31, 2004 for assurance and related services rendered by Ham, Langston & Brezina, LLP that are related to the performance of the audit or review of our financial statements but not reportable as Audit Fees were $8,100 and $38,100, respectively. Audit— Related Fees in both fiscal 2005 and fiscal 2004 were primarily for review of the financial statements and other information contained in our SB— 2, S— 3 and S-8 filings with the SEC.
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
Audit Committee Pre— Approval Policies
     The Audit Committee has established a policy intended to clearly define the scope of services performed by our independent auditors for non— audit services. This policy relates to audit services, audit— related services, tax and all other services which may be provided by our independent auditor and is intended to assure that such services do not impair the auditor’s independence. The policy requires the pre— approval by the Audit Committee of all services to be provided by our independent auditor. Under the policy, the Audit Committee will annually review and pre— approve the services that may be provided by the independent auditor without obtaining specific pre— approval from the Audit Committee or its designee. In addition, the Audit Committee may delegate pre— approval authority to one or more of its members. The member or members to whom such authority is delegated is required to report to the Audit Committee at its next meeting any services which such member or members has approved. The policy also provides that the Audit Committee will pre— approve the fee levels for all services to be provided by the independent auditor. Any proposed services exceeding these levels will require pre— approval by the Audit Committee.
     All of the services provided by our principal accounting firm described above under the captions Audit Fees, Audit— Related Fees and Tax Fees were approved in accordance with this policy and the Audit Committee has determined that the auditor independence has not been compromised as a result of providing these services and receiving the fees for such services as noted above.

SIGNATURES
     In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US DATAWORKS, INC.

By:	/s/ Charles E. Ramey

Charles E. Ramey
Chief Executive Officer
Date: September 30, 2005
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles E. Ramey and John S. Reiland, and each of them, his true and lawful attorneys— in— fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10- KSB/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys— in— fact or their substitute or substitutes may do or cause to be done by virtue hereof.
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/ s/ Charles E. Ramey	Chief Executive Officer	September 30, 2005

Charles E. Ramey	(Principal Executive Officer)
and Director

Chief Financial Officer
/s/ John S. Reiland	(Principal Accounting and	September 30, 2005

John S. Reiland	Financial Officer)

/s/ Joe Abrell	Director	September 30, 2005

Joe Abrell

/s/ J. Patrick Millinor	Director	September 30, 2005

J. Patrick Millinor

/s/ John L. Nicholson, M.D.	Director	September 30, 2005

John L. Nicholson, M.D.

/s/ Terry Stepanik	Director	September 30, 2005

Terry Stepanik

/s/ Hayden D. Watson	Director	September 30, 2005

Hayden D. Watson.

/s/ Thomas L. West, Jr.	Director	September 30, 2005

Thomas L. West, Jr.

EXHIBIT INDEX

Exhibit
Number	Description of Document
3(i).1	Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

3(i).2	Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2000).

3(i).3	Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(1).3 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

3(i).4	Certificate of Amendment to Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(h) to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2001).

3(i).5	Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S— 3 filed May 14, 2002).

3(ii)	Amended and Restated Bylaws. (incorporated by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended December 31, 2002).

4.1	Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

4.2	Registration Rights Agreement dated as of June 30, 2003 between the Registrant and Icon Investors Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8— K, filed with the SEC on July 10, 2003).

4.3	Finder’s Fee and Piggyback Registration Rights Agreement dated June 30, 2003 between the Registrant and Bridgewater Capital (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003.)

4.4	Registration Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

4.5	1% Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8— K filed October 9, 2003).

4.6	Form of Common Stock Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8— K, filed with the SEC on October 9, 2003).

4.7	Registration Rights Agreement, dated as of October 2, 2003, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8— K, filed with the SEC on October 9, 2003).

4.8	Registration Rights Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

Exhibit
Number	Description of Document
4.9	Registration Agreement dated as of November 12, 2004, between the Registrant and Peter Simons (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

4.10	Common Stock Purchase Warrant to purchase up to 160,000 shares of the Registrant Common Stock issued to Peter Simons (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

4.11	10% Convertible Debenture issued by the Registrant for the benefit of Peter Simons dated effective September 15, 2004 (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

10.1†	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S— 8 (File No. 333— 102840)).

10.2†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2003).

10.3	Lease Agreement dated as of November 18, 1997, by and between Allstate Dataworks, LLC and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.4	Second Addendum to Lease Contract dated as of October 28, 2000, by and between US Dataworks, Inc., a Delaware corporation, and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.5	Fourth Amendment to Lease Agreement dated as of May 14, 2002 by and between the Registrant and MLCV Hollister LP. (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.6	Form of Warrant Agreement between the Registrant and each of Messrs. Cooper, Shapiro, Stepanik and Villarreal (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.7	Form of Warrant Agreement. (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.8	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.9	Warrant Agreement for Common Stock of Sonicport, Inc. dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form
10— KSB for the year ended March 31, 2002).

10.10	Convertible Secured Promissory Note dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

Exhibit
Number	Description of Document
10.11	Form of Promissory Note between the Registrant and each of David Baeza and Stanton Dodson. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.12†	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S— 8 (File No. 333— 102842)).

10.13†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2003).

10.14	Note and Warrant Purchase Agreement by and among the Registrant, Charles E. Ramey and LaJolla Cove LA Investors, Inc., dated June 6, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.15	Form of Warrant Agreement between the Registrant and La Jolla Cove LA Investors, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.16	Convertible Debenture and Warrant Agreement dated June 30, 2003 by and between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.17	Warrant Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.18	Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.19	Subordinated Convertible Note and Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.20	Venison Warrant Agreement dated June 25, 2003 between the Registrant and Barry Venison (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.21	Voting Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.22	Form of 8% Subordinated Promissory Note dated June 6, 2003 between the Registrant and La Jolla Cove Investors, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.23	5% Convertible Debenture between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.24	Convertible Subordinated Promissory Note dated July 10, 2003 between the Registrant and Charles Ramey. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

Exhibit
Number	Description of Document
10.25	8% Convertible Promissory Note between the Registrant and Barry Venison. (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.26	Form of Note and Warrant Conversion Agreement dated June 25, 2003 between the Registrant and Barry Venison, Brad Friedel, John Barnes and Darren Ridge (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.27	Form of replacement Warrant Agreement between the Registrant and each of Barry Venison, Brad Friedel, John Barnes and Darren Ridge. (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.28	Promissory Note dated December 31, 2002 between the Registrant and ACI Communications holdings, Inc. f/k/a/ AllState Communications, Inc. . (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.29	Amendment No. 1 to Settlement Agreement dated December 31, 2002 between the Registrant, Frank Montelione, Russel Leventhal, ACI Communications Holdings, Inc. f/k/a/ AllState Communications, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.30	Security Agreement dated December 31, 2002 between the Registrant and ACI Communications Holdings, Inc. f/k/a/ AllState Communications Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.31†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Mario Villarreal. (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.32†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.33†	Employment Agreement dated April 2, 2003 between the Registrant and Terry Stepanik (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10— QSB for the quarter ended September 30, 2003).

10.34†	Employment Agreement dated April 2, 2003 between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly report on Form 10— QSB for the quarter ended September 30, 2003).

10.35†	Employment Agreement dated May 13, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly report on Form 10— QSB for the quarter ended September 30, 2003).

10.36†	Employment Agreement dated April 2, 2003 between the Registrant and John J. Figone (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly report on Form 10— QSB for the quarter ended September 30, 2003).

10.37†	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

Exhibit
Number	Description of Document
10.38	Common Stock Purchase and Warrant Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form
10— QSB for the quarter ended September 30, 2003).

10.39	Form of Common Stock Purchase and Warrant Agreement between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

10.40	Advisory Agreement dated June 6, 2003 between the Registrant and Merriman Curhan Ford & Co. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

10.41	Advisory Agreement dated July 2, 2003 between the Registrant and Merriman Curhan Ford & Co. (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form SB— 2/A filed November 26, 2003 (File No. 333— 108536)).

10.42	Common Stock Purchase and Warrant Agreement dated as of October 2, 2003 between the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8— K filed October 9, 2003).

10.43	Convertible Debenture and Warrant Agreement dated as of October 2, 2003 between the Registrant and John Winfield IRA (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8— K filed October 9, 2003).

10.44	Securities Purchase Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.45	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.46	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.47	Settlement & Release Agreement, dated as of April 26, 2004, by and between the Registrant and Icon Investors, Ltd. (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.48†	Additional Compensation Agreement made and effective as of April 12, 2004, by and between the Company and John S. Reiland (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004).

10.49	Settlement Agreement and Mutual Release dated November 12, 2004, by and between the Registrant and Peter Simons (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

10.50	Amended Warrants Agreement dated December 6, 2004 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2004).

Exhibit
Number	Description of Document
10.51	First Amendment to Amended Warrants Agreement dated December 9, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2004).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

†	Indicates management contract or compensatory plan or arrangement.