Form 10QSB
period 2005-09-30
US DATAWORKS INC
filed 2005-11-14
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of shares of Common Stock outstanding as of November 1, 2005: 30,037,020
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

US DATAWORKS, INC.

FORM 10-QSB
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
US DATAWORKS, INC.
BALANCE SHEET
September 30, 2005
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,253,853
Accounts receivable, net of allowance for doubtful accounts of $0	927,411
Costs and estimated earnings in excess of billings on uncompleted contracts	880,800
Prepaid expenses and other current assets	336,422

Total current assets	3,398,486

Property and equipment, net	571,116

Goodwill, net	14,133,629

Other assets	43,792

Total assets	$18,147,023

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
BALANCE SHEET
September 30, 2005
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable – related party	$39,000
Deferred revenue — current	250,519
Accounts payable	163,732
Accrued expenses	263,230
Interest payable	3,262
Current portion of convertible promissory notes, net of unamortized discount of $464,693	201,440

Total current liabilities	921,183

Convertible promissory notes, net of unamortized discount of $298,329	573,737
Deferred revenue	16,690

Total liabilities	1,511,610

Commitments and Contingencies

Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 549,667 shares issued and outstanding $0.75 liquidation preference, dividends of $190,201 in arrears	55
Common stock, $0.0001 par value 90,000,000 shares authorized and 30,037,020 shares issued and outstanding	3,004
Additional paid-in capital	63,102,445
Accumulated deficit	(46,470,091)

Total shareholders’ equity	16,635,413

Total liabilities and stockholders’ equity	$18,147,023

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES
Software licensing revenues	$1,451,800	$153,016	$1,750,920	$500,732
Software transactional revenues	231,361	158,052	412,604	287,704
Software maintenance revenues	134,566	140,486	226,892	172,225
Professional service revenues	914,566	158,280	1,422,216	552,305

Total revenues	2,732,293	609,834	3,812,632	1,512,966

COST OF SALES	405,355	202,512	782,856	518,648

Gross profit	2,326,938	407,322	3,029,776	994,318

OPERATING EXPENSES
General and administrative	1,351,247	1,493,420	2,905,522	2,963,323
Depreciation and amortization	89,957	81,646	178,482	155,772

Total operating expense	1,441,204	1,575,066	3,084,004	3,119,095

INCOME (LOSS) FROM OPERATIONS	885,734	(1,167,744)	(54,228)	(2,124,777)

OTHER INCOME (EXPENSE)
Financing costs	(76,658)	(97,451)	(88,362)	(419,903)
Interest expense	(27,605)	(48,435)	(51,538)	(164,956)
Accrued cost of litigation settlement	—	(1,000,000)	—	(1,000,000)
Other income	9,419	11,228	16,218	17,688

Total other expense	(94,844)	(1,134,658)	(123,682)	(1,567,171)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	790,890	(2,302,402)	(177,910)	(3,691,948)
PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$790,890	$(2,302,402)	$(177,910)	$(3,691,948)

Accumulated dividends on Series B Preferred stock	(10,396)	(10,396)	(20,679)	(22,264)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$780,494	$(2,312,798)	$(198,589)	$(3,714,212)

Basic earnings (loss) per share	$0.03	$(0.09)	$(0.01)	$(0.14)

Diluted earnings (loss) per share	$0.03	$(0.09)	$(0.01)	$(0.14)

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
for the Six Months ended September 30, 2005
(Unaudited)

	Preferred Stock				Additional
	Convertible Series B		Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, March 31, 2005	549,667	$55	28,778,366	$2,878	$61,676,629	$(12,198)	$(46,292,181)	$15,375,183
Warrants and beneficial conversion feature issued in connection with convertible debenture	—	—	—	—	791,183	—	—	791,183
Warrants and options issued to third parties for services rendered	—	—	—	—	49,309	—	—	49,309
Amortization of deferred compensation	—	—	—	—	—	12,198	—	12,198
Common stock issued for
Cash	—	—	1,258,654	126	599,874	—	—	600,000
Less costs of offering	—	—	—	—	(14,550)	—	—	(14,550)
Net loss	—	—	—	—	—	—	(177,910)	(177,910)

Balance, September 30, 2005	549,667	$55	30,037,020	$3,004	$63,102,445	$—	$(46,470,091)	$16,635,413

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOW
For the Six Months Ended September 30,
(Unaudited)

	2005	2004
Cash flows from operating activities:-
Net loss from operations	$(177,910)	$(3,691,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	178,482	155,772
Amortization of OID discount on convertible promissory note	9,800	—
Accrued cost of litigation settlement	—	1,000,000
Amortization of note discount and beneficial conversion feature on convertible promissory notes	88,362	343,824
Amortization of deferred compensation expense	(9,302)	24,187
Issuance of stock for interest	—	15,750
Issuance of stock for extinguishment of equity credit line facility	—	225,000
Issuance of warrants for services	26,456	—
Issuance of options to third party for services	22,853	45,706
Changes in operating assets and liabilities:
Accounts receivable, net	(88,121)	(214,280)
Costs and estimated earnings in excess of billings on uncompleted contracts	(880,800)	—
Prepaid expenses and other current assets	(240,694)	(35,235)
Other assets	—	9,433
Deferred revenue	(236,827)	162,681
Accounts payable	(71,926)	(32,665)
Accrued expenses	(66,628)	(282,108)
Interest payable	(38,410)	(37,251)

Net cash used in operating activities	(1,484,665)	(2,311,134)

Cash flows from investing activities:
Purchase of property and equipment	(72,318)	(161,139)

Net cash used in investing activities	(72,318)	(161,139)

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOW
For the Six Months Ended September 30,
(Unaudited)

	2005	2004
Cash flows from financing activities:
Proceeds from convertible promissory note	700,000	—
Repayment of convertible promissory note	—	(500,000)
Proceeds from stock sale	600,000	4,650,000
Stock issuance costs	(14,550)	(568,500)
Proceeds from exercise of stock options	—	69,575
Proceeds from exercise of warrants	—	30,000

Net cash provided by financing activities	1,285,450	3,681,075

Net increase (decrease) in cash and cash equivalents	(271,533)	1,208,802
Cash and cash equivalents, beginning of period	1,525,386	1,203,389

Cash and cash equivalents, end of period	$1,253,853	$2,412,191

Supplemental disclosures of cash flow information
Interest paid	$76,820	$28,898

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1.	Organization and Business

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

2.	Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). The Company licenses its software products under nonexclusive, nontransferable license agreements. Generally, these arrangements do not require significant production, modification, or customization, and in these cases, revenue is recognized when such a license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable, and collectibility is probable.

In one instance, the Company has entered into an integrated license, maintenance and services agreement with a significant customer. In accordance with SOP 97-2, the Company recognizes revenues from this agreement utilizing the percentage-of-completion contract accounting method. Percentage-of-completion is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. The Company generally considers contracts to be substantially complete upon acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as non reimbursable travel costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed which management believes will be billed and collected within the subsequent year.

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

The goodwill recorded on the Company’s books is from the acquisition of US Dataworks, Inc. in fiscal year 2001 which remains the Company’s single reporting unit. SFAS No. 142 requires goodwill for each reporting unit of an entity to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, the Company performs impairment tests annually during the fourth quarter.

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

The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized during the three and six month periods ended September 30, 2005 and September 30, 2004.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

For purposes of pro forma disclosure, the estimated fair value of the options is included in expense over the option’s vesting period or expected life. The Company’s pro forma information for the three and six month periods ended September 30, 2005 and September 30, 2004 is as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$790,890	$(2,302,402)	$(177,910)	$(3,361,949)
Add stock-based employee compensation expense included in net loss as reported, net of related tax effects	0	0	0	0
Deduct stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	$(257,957)	$(390,092)	$(527,557)	$(677,720)
Net income (loss); pro forma	$532,933	$(2,692,494)	$(705,467)	$(4,039,669)
Basic and diluted income (loss) per share, as reported	$0.03	$(0.09)	$(0.01)	$(0.14)
Basic and diluted income (loss) per share, pro forma	$0.02	$(0.10)	$(0.02)	$(0.15)
The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended September 30, 2005 and 2004: dividend yields of 0%; expected volatility of 89%, 89%, 74%, and 74%, respectively; risk-free interest rates of 3.69%, 3.69%, 2.87%, and 2.82%, respectively; and expected lives of 3 years. The per-share weighted average fair values of stock options granted during the three months and six months ended September 30, 2005 and 2004 were $0.34, $0.34, $0.48 and $0.51, respectively.
Earnings (Loss) per Share
Basic earnings per share (EPS) is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period and after preferred stock dividend requirements. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The diluted EPS calculation assumes that any dilutive convertible debentures and convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the average market price for the period exceeds the exercise price, less shares which could have been purchased by the Company with related proceeds.
The reconciliation of the amounts used in the basic and diluted earnings per share computations was as follows:

	Income		Per Share
	(Loss)	Shares	Amount
Three months ended September 30, 2005
Basic EPS
Income attributable to common stock	$780,494	30,037,020	$0.03
Effect of dilutive securities
Warrants	—	1,765	—
Options	—	36,551	—
Convertible debt	104,264	2,044,517	—
Convertible Series B preferred stock	10,396	109,933	—

Diluted EPS
Adjusted earnings attributable to common stock	$895,154	32,229,786	$0.03

	Income		Per Share
	(Loss)	Shares	Amount
Three months ended September 30, 2004
Basic EPS
(Loss) attributable to common stock	$(2,312,798)	26,852,288	$(0.09)
Effect of dilutive securities
Assumed exercise of dilutive securities	—	—	—

Diluted EPS
Adjusted earnings attributable to common stock	$(2,312,798)	26,852,288	$(0.09)

Six months ended September 30, 2005
Basic EPS
(Loss) attributable to common stock	$(198,589)	29,369,865	$(0.01)
Effect of dilutive securities
Assumed exercise of dilutive securities	—	—	—

Diluted EPS
Adjusted earnings attributable to common stock	$(198,589)	29,369,865	$(0.01)

Six months ended September 30, 2004
Basic EPS
(Loss) attributable to common stock	$(3,714,212)	26,184,768	$(0.14)
Effect of dilutive securities
Assumed exercise of dilutive securities	—	—	—

Diluted EPS
Adjusted earnings attributable to common stock	$(3,714,212)	26,184,768	$(0.14)

For periods in which there was a loss attributable to common stock outstanding, (i) convertible securities, (ii) warrants and (iii) stock options to purchase shares of the Company’s common stock were excluded from the calculations of diluted loss per share, as inclusion of these securities would have reduced the net loss per share. Additionally, certain warrants and stock options were not included in the computation of diluted earnings per share for the periods presented since the instruments’ underlying exercise prices were greater than the average market prices of the Company’s common stock and inclusion would be antidilutive.
The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	For the Six Months Ended
	September 30,
	2005	2004
Options outstanding under the Company’s stock option plans	4,088,683	3,842,115
Options granted outside the Company’s stock option plans	1,160,000	1,206,100
Warrants issued in conjunction with private placements	5,597,859	4,816,502
Warrants issued as a financing cost for notes payable and convertible notes payable	2,122,283	2,226,137
Warrants issued for services rendered and litigation settlement	360,769	177,800
Warrants issued as part of the US Dataworks, Inc. acquisition	67,200	67,200
Convertible Series B preferred stock (a)	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion price of $3.75 per share.

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

Two of the Company’s customers, American Express Company and the Federal Reserve Bank, accounted for 75% and 12%, respectively, of the Company’s net revenues for the three months ended September 30, 2005. Three customers accounted for 54%, 18% and 11%, respectively, of net revenue for the six months ended September 30, 2005. Three customers accounted for 25%, 22% and 16% of net revenues for the three months ended September 30, 2004. Four customers accounted for 31%, 18%, 17% and 16%, respectively, of net revenue for the six months ended September 30, 2004.

At September 30, 2005, amounts due from three significant customers accounted for 63%, 17% and 13%, respectively of accounts receivable.

3.	Property and Equipment

Property and equipment as of September 30, 2005 consisted of the following:

Furniture and fixtures	$84,745
Automobile	15,072
Office and telephone equipment	92,795
Computer equipment	463,790
Computer software	1,255,585
Leasehold improvements	62,997

1,974,984
Less accumulated depreciation and amortization	(1,403,868)

Total	$571,116

Depreciation and amortization expense for the three and six months ended September 30, 2005 and 2004 was $89,957, $178,482, $81,646 and $155,772, respectively.

4.	Notes Payable — Related Parties

On January 22, 2001, the Company entered into a note payable with an advisory board member and shareholder for $50,000. The note is non-interest-bearing, is unsecured, and is due on demand. As of September 30, 2005, the outstanding balance on the note payable was $39,000.

5.	Convertible Promissory Notes

Convertible promissory notes at September 30, 2005 consisted of the following:

Convertible promissory note, interest at 10% per annum, unsecured, $512,133 due September 15, 2006, $256,066 due September 15, 2007, net of unamortized discount of $199,563	$568,636

Convertible promissory note issued June 16, 2005 with $70,000 Original Issue Discount, due in 15 equal monthly installments beginning April 15, 2006, net of unamortized discount of $563,459	206,541

775,177

Less current portion	(201,440)

Long-term portion	$573,737

Convertible promissory note with interest at 10% per annum

This note is an amendment and restatement of a note in the same principal amount originally dated September 15, 2004. The original note was issued effective September 15, 2004 in connection with the November 2004 settlement of a lawsuit brought by an investor in December 2003. The amended note is convertible at anytime, at the holder’s election, into shares of the Company’s common stock at a per share conversion price of $1.10, subject to standard antidilution provisions.

The amended note is effective September 15, 2005 and extended for one year a principal payment of $256,067 originally due September 15, 2005. In consideration of this amendment, the Company issued the holder a common stock purchase warrant to purchase up to 650,000 shares of the Company’s common stock at an exercise price of $0.59 per share. The warrant will expire on September 15, 2008.

The Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company has determined the aggregate value of the warrant to purchase 650,000 shares of the Company’s common stock issued in connection with this amended convertible note to be $206,000. The amount allocated to the warrants as debt discount will be recognized as additional interest expense over the period from the date of issuance of the note to the earlier of the conversion date or the stated maturity date. During the six months ended September 30, 2005, the Company recognized $6,437 in financing costs related to the accretion of the debt discount associated with the warrants issued in connection with this amended convertible promissory note.

In connection with the November 2004 settlement, the Company also issued a warrant to purchase 160,000 shares of the Company’s common stock at a purchase price of $0.75 per share, which warrant will expire on November 10, 2006.

Using the Black-Scholes pricing model the Company has determined the value of the warrants issued in connection with the settlement to be $126,000. This amount, together with the value of the convertible promissory note, the value of the plaintiff’s legal expense reimbursement and the Company’s legal costs incurred in connection with the settlement totaled $924,200 and has been recorded as Investor litigation settlement expense for the year ended March 31, 2005.

Convertible promissory note issued June 16, 2005 with $70,000 Original Issue Discount

On June 16, 2005, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Debenture Agreement”) for the sale of a convertible debenture with a principal amount of $770,000 and an original issue discount of $70,000 for gross proceeds of $700,000. The debenture is convertible at anytime at the discretion of the holder at a price per share of $0.572 into 1,346,154 shares of the Company’s common stock. The convertible debenture is to be repaid in 15 monthly installments of $51,333.33 beginning April 15, 2006. The Company may also elect, upon proper notice, to pay any monthly installment in shares of the Company’s common stock based on a conversion price equal to the lesser of (i) the then applicable conversion price, or (ii) 90% of the volume weighted average price of the Company’s common stock for the 10 trading days immediately preceding the payment; provided, that, such conversion price must be at least equal to the conversion floor of $0.23, or such monthly installment must be paid in cash. In connection with the Debenture Agreement, the Company issued two groups of warrants, Short Term Warrants and Long Term Warrants to the institutional investor. The Short Term Warrants allow the institutional investor to purchase an aggregate of 407,926 shares of the Company’s common stock with an exercise price of $0.572 per share exercisable for a period of 180 days at any time after the later of (i) the effective date of the registration statement (as described below) or (ii) December 16, 2005. The Long Term Warrants allow the institutional investor to purchase an aggregate of 471,154 shares of the Company’s common stock with an exercise price of $0.572 per share exercisable at anytime from December 16, 2005 through December 16, 2008; provided, however, the institutional investor will not be permitted to exercise a warrant to the extent that the number of shares of the Company’s common stock beneficially owned by such institutional investor taken together with the number of shares to be issued upon exercise of the warrant equals or exceeds 4.999% of the Company’s then issued and outstanding shares of common stock. The warrants also contain trading market restrictions that preclude the Company from issuing shares of common stock upon exercise thereof if such issuance, when aggregated with other issuances of the Company’s common stock pursuant to the warrants, would exceed 19.999% of the Company’s then issued and outstanding shares of common stock, unless the Company has previously obtained the required shareholder approval. The Company, pursuant to a Registration Rights Agreement dated June 16, 2005 between the Company and the institutional investor, agreed to file a registration statement for the resale of the shares of the Company’s common stock that may be issued to the institutional investor upon the conversion of the convertible debenture and the exercise of the Short Term Warrants and the Long Term Warrants. The registration statement covering these securities was effective on September 1, 2005.

The Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company has determined the aggregate value of the warrants issued in connection with this convertible note to be $221,722. The amount allocated to the warrants as debt discount will be recognized as additional interest expense over the period from the date of issuance of the debenture to the earlier of the conversion date or the stated maturity date. During the six months ended September 30, 2005, the Company recognized $31,042 in financing costs related to the accretion of the debt discount associated with the warrants issued in connection with this convertible debenture.

In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company’s stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as financing expense over the period from the date of issuance to the earlier of the conversion date or the stated redemption date. The Company has calculated the aggregate beneficial conversion feature of this convertible debenture to be $363,462. During the six months ended September 30, 2005, the Company recognized $50,883 in financing costs related to the amortization of the beneficial conversion feature recorded on this convertible debenture.

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

Upon the granting of the deferred compensation award, an unamortized compensation expense equal to the value on the date of grant is accrued as a liability and charged to stockholders’ equity. This amount is then amortized over the service period of the award. As the amount of the award is not yet determined because it can be adjusted as stated in the terms above, the award is revalued at the end of each reporting period using the stock price at that time. This variable accounting will be in place until March 17, 2006, the date upon which the amount of the payments on these awards will be fixed. Total compensation expense recognized with respect to this deferred compensation award during the six months ended September 30, 2005 was a reduction in previously booked expenses of $9,302.

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

In August and October 2000, the Company issued 509,333 and 133,666 units respectively, in a private placement for gross proceeds of $382,000 and $100,250, respectively. Each unit consisted of one share of the Company’s voting convertible Series B preferred stock (the “Series B”) and a warrant, exercisable through October 2003, to purchase one share of the Company’s common stock. The Series B has a liquidation preference of $0.75 per share and carries a 10% cumulative dividend payable each March 1 and September 1. The Company has the right to redeem the Series B at any time after issuance at a redemption price of $0.83 per share, plus any accrued but unpaid dividends. The Series B is convertible upon issuance into shares of the Company’s common stock at $3.75 per share. The warrant entitles the holder to purchase one share of the Company’s common stock at $6.25 per share, which represents 115% of the market value of the Company’s common stock at the closing date.

In May 2001, an investor in the Series B rescinded its acquisition and returned to the Company 13,333 shares of Series B and warrants for the purchase of 2,667 shares of common stock in exchange for the return of its investment of $10,000.

In August 2004, an investor in the Series B elected to convert his 79,999 shares and accordingly was issued 15,998 shares of the Company’s common stock.

At September 30, 2005, there were accumulated, undeclared dividends in arrears of $190,201 or $0.35 per share.

Common Stock and Warrants

During the three and six months ended September 30, 2005, the Company completed the following:

Sale of Common Stock and Warrants

Effective June 16, 2005, the Company entered into definitive agreements with nine accredited investors for the sale of 1,258,654 shares of the Company’s common stock for gross proceeds of $600,000. The agreements also provide that the Company will issue warrants, exercisable over a three year period, to purchase up to 314,664 shares of the Company’s common stock at an exercise price of $0.715 per share and an additional 314,664 shares of the Company’s common stock at an exercise price of $0.812 per share. In July 2005, upon receipt of approval of the American Stock Exchange for issuance of the shares of the Company’s common stock, the agreements were completed and the investors were issued the shares of the Company’s common stock and warrants.

During the three and six months ended September 30, 2004, the Company completed the following:

Financing Agreement

On June 30, 2003, the Company entered into an agreement with an institutional investor for an equity line financing of up to $4,000,000. The Company may sell up to $4,000,000 of its common stock, with a minimum commitment of $1,500,000, to the institutional investor under the equity line on trading days on which the Company’s common stock closing price per share is $0.50 or more.

In May 2004, the Company and the institutional investor agreed to terminate the equity line financing in consideration of the Company issuing to the investor $225,000 of unregistered shares of common stock. Based upon the closing market price of the Company’s common stock on the date of the termination agreement, the Company issued 136,861 shares of common stock to the investor in May 2004.

Sale of Common Stock and Warrants

In April 2004, the Company completed a private placement of $4.65 million, less direct issuance expenses of $641,500, with certain major institutional investment funds. Under terms of the agreement, the Company issued 2.89 million shares of its common stock. In addition, the Company issued warrants to purchase up to 3.61 million shares of its common stock at an exercise price of $1.61 per share.

Conversions of Convertible Promissory Notes

In June 2004, two accredited investors elected to convert their notes totaling $100,000 in aggregate principal amount of convertible notes and $10,000 of aggregate accrued interest and were issued 244,446 shares of common stock in accordance with the terms of the notes.

In August 2004, four accredited investors elected to convert their notes totaling $250,000 and were issued 555,556 shares of the Company’s common stock in accordance with the terms of the notes

In September 2004, the Company exercised its option to convert $575,000 in aggregate principal amount of convertible notes and $5,750 of accrued interest at 1% per annum due October 2, 2004 into shares of its common stock at a conversion price of $2.00 per share. Accordingly, as of September 30, 2004, the Company issued the note holder 290,375 shares of common stock.

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

During the six months ended September 30, 2005 the Company granted 1,161,900 stock options to certain employees that may be exercised at prices ranging between $0.44 and $0.65. During the six months ended September 30, 2004, the Company granted 1,968,502 stock options to certain employees that may be exercised at prices ranging between $0.90 and $1.36.
The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
		Weighted-
		Average Exercise		Weighted-Average
	Shares	Price	Shares	Exercise Price
Outstanding, March 31, 2005	3,926,783	$1.60	1,163,000	$1.07
Granted	1,161,900	$0.58	0
Exercised	0	0	0
Forfeited/canceled	1,000,000	$3.08	(3,000)	$21.72
Outstanding, September 30, 2005	4,088,683	$0.95	1,160,000	$1.02
Exercisable, September 30, 2005	2,208,286	$1.05	580,000	$1.02
The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at September 30, 2005 were 8.6 years and $0.97, respectively. The exercise prices for the options outstanding at September 30, 2005 ranged from $0.44 to $6.25, and information relating to these options is as follows:

					Weighted-
Range of			Weighted-Average	Weighted-	Average Exercise
Exercise	Stock Options	Stock Options	Remaining	Average	Price of Options
Prices	Outstanding	Exercisable	Contractual Life	Exercise Price	Exercisable
$0.44 - 0.80	2,409,013	933,613	8.73 years	$0.57	$0.55
$0.81 - 1.35	1,834,836	1,338,001	8.44 years	$0.99	$0.97
$1.36- 6.25	1,004,834	516,672	8.39 years	$1.89	$2.14
	5,248,683	2,788,286

Item 2. Management’s Discussion and Analysis or Plan of Operation.
     The following discussion and analysis of our financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB.
     When used in this Quarterly Report on Form 10-QSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth and profitability, investments in marketing and promotion, our need for future financing, our dependence on personnel and our ability to respond to rapid technological change. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks set forth below under “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
Revenue Recognition
     We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). We license our software products under non-exclusive, non-transferable license agreements. Generally, these arrangements do not require significant production, modification or customization, therefore revenue is recognized when the license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable and collectibility is probable.
     In one instance, we have entered into an integrated license, maintenance and services agreement with a significant customer. In accordance with SOP 97-2, we recognize revenues from this agreement utilizing the percentage-of-completion contract accounting method. Percentage-of-completion is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts to be substantially complete upon acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as non reimbursable travel costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed which we believe will be billed and collected within the subsequent year. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.
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
     Two customers, American Express Company and the Federal Reserve Bank, accounted for 75%, and 12%, respectively, of our net revenues for the three months ended September 30, 2005. These same two customers accounted for 54%, and 18%, respectively, of our net revenues for the six months ended September 30, 2005. Three customers accounted for 25%, 22%, and 16% of our net revenues for the three months ended September 30, 2004. Four customers accounted for 31%, 18%, 17%, and 16% of our net revenues for the six months ended September 30, 2004.
     At September 30, 2005, amounts due from three significant customers accounted for 63%, 17% and 13%, respectively, of accounts receivable.
Results of Operations
     The results of operations reflected in this discussion include our operations for the three and six month periods ended September 30, 2005 and 2004.
     Revenues
     We generate revenues from (a) licensing software with fees due at the initial term of the license, (b) licensing and supporting software with fees due on a transactional basis, (c) providing maintenance, enhancement and support for previously licensed products and (d) providing professional services.

	Three Months			Six Months
	Ended			Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
	(In 000’s)			(In 000’s)
Software licensing revenues	$1,452	$153	849%	$1,751	$501	250%
Software transactional revenues	231	158	46%	413	288	43%
Software maintenance revenues	135	141	-4%	227	172	32%
Professional service revenues	914	158	478%	1,422	552	158%

Total revenues	$2,732	$610	348%	$3,813	$1,513	152%

     Licensing revenues increased 849% for the three months ended September 30, 2005 and 250% for the six months ended September 30, 2005, compared to the same periods last year. These increases were the result of $1,452,000 of license revenues recorded, on a percentage of completion basis, in the current quarter ended September 30, 2005 attributable to our integrated license, maintenance and services agreement with American Express Company executed in August 2005.
     Transactional revenues increased 46% for the three months ended September 30, 2005 and 43% for the six months ended September 30, 2005, compared to the same periods last year principally as a result of an increase in the number of customers subject to transactional pricing.
     Maintenance revenues decreased 4% for the three months ended September 30, 2005 and increased 32% for the six months ended September 30, 2005, compared to the same periods last year. As we continue to have success in adding new customers whose license and support contracts are based upon transactional pricing, we do not anticipate significant growth in annual maintenance fees. However, our recently announced integrated license, maintenance and services agreement with American Express Company contains an annual maintenance fee component that will generate additional annual maintenance revenues of approximately $400,000 beginning in fiscal 2007.
     Professional service revenues increased 478% for the three months ended September 30, 2005 and 158% for the six months ended September 30, 2005, compared to the same periods last year. These increases were principally the result of $576,000 of service revenues recorded in the current quarter ended September 30, 2005 attributable to our integrated license, maintenance and services agreement with American Express Company.
     Cost of Sales
     Cost of sales principally includes the costs of our personnel who perform the services associated with our software maintenance, support, training and installation activities as well as the cost of Thomson Financial EPICWare™ software frequently resold in conjunction with licenses of our software. Cost of sales increased by $202,843 or 100% from $202,512 for the three months ended September 30, 2004 to $405,355 for the three months ended September 30, 2005. Cost of sales increased by $264,208 or 51% from $518,648 for the six months ended September 30, 2004 to $782,856 for the six months ended September 30, 2005. The increases were principally the result of increased labor costs associated with the service activities that have resulted in the 478% and 158% increase in professional service revenues for the three months and six months ended September 30, 2005, respectively, compared to the same periods last year.
     Operating Expenses
     Total operating expenses decreased by $133,862 or 9% from $1,575,066 for the three months ended September 30, 2004 to $1,441,204 for the three months ended September 30, 2005. The overall decrease in operating expenses in the three month period is principally due to a decrease of approximately $47,000 in marketing and advertising expenses and a decrease of approximately $87,000 in investor and public relations expenses. In the prior fiscal year we incurred an unusually high level of marketing and advertising expenses as a result of the development and planned release of our new product, Clearingworks™. Additionally, in the second quarter of the prior fiscal year we incurred approximately $45,000 of additional expenses from the American Stock Exchange related to the listing of additional shares sold in our April 2004 private placement.
     Total operating expenses decreased by $35,093 or 1% from $3,119,095 for the six months ended September 30, 2004 to $3,084,004 for the six months ended September 30, 2005. This modest decrease in operating expenses in the six month period is principally attributable to decreases of approximately $243,000 in marketing and advertising expenses; decreases of $147,000 in investor and public relations expenses; offset by increases of approximately $350,000 of compensation expenses related to headcount increases. In the prior fiscal year we incurred an unusually high level of marketing and advertising expenses as a result of the development and planned release of our new product, Clearingworks™. Our headcount at September 30, 2005 was 39 compared to 33 at September 30, 2004.
     Other Expenses
     Other expenses, including interest expense and financing costs, decreased $1,039,814 or 92% from $1,134,658 for the three months ended September 30, 2004 to $94,844 for the three months ended September 30, 2005. Other expenses, including interest expense and financing costs, decreased $1,443,488 or 92% from $1,567,171 for the six months ended September 30, 2004 to $123,682 for the six months ended September 30, 2005. The decrease was primarily due to the accrual in September 2004 of a $1 million charge related to management’s estimates of costs necessary to settle a lawsuit filed by an investor (see Note 5).
     Net Income (Loss)
     We recorded our first quarterly net income in the current quarter ended September 30, 2005 of $790,890 as compared to a net loss of ($2,302,402) for the three months ended September 30, 2004.
     Net loss decreased by $3,514,038 or 92% from $3,691,948 for the six months ended September 30, 2004 to a net loss of $177,910 for the six months ended September 30, 2005.
Liquidity and Capital Resources
     Cash and cash equivalents decreased by $271,533 from $1,525,386 at March 31, 2005 to $1,253,853 at September 30, 2005. Cash used for operating activities was $1,484,665 in the six months ended September 30, 2005 compared to $2,311,134 in the same period in the prior year.
     Cash used for investing activities of $72,318 and $161,139 in the six months ended September 30, 2005 and September 30, 2004, respectively, was due to equipment purchases.
     Financing activities provided cash of $1,285,450 in the six months ended September 30, 2005 compared to $3,681,075 in the six months ended September 30, 2004. Financing activities in the current six month period included: (a) the receipt of $600,000, less direct issuance expenses of $14,550, from the sale to nine accredited investors of 1.3 million shares of our common stock and warrants to purchase up to 629,328 shares of our common stock, and (b) the receipt of $700,000 from the sale to an institutional investor of a convertible debenture with a principal amount of $770,000 and an original issue discount of $70,000 with warrants to purchase 879,080 shares of our common stock.
     As a result of our recent capital raising transactions, our increased level of transactional revenues achieved in fiscal 2005 and the first two quarters of fiscal 2006, and the revenues attributable to our integrated license, maintenance and services agreement with American Express Company, we believe we currently have adequate capital resources to fund our anticipated cash needs through September 30, 2006 and beyond. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.

Factors That May Affect Our Results
We have a general history of losses and may not operate profitably in the future.
     We have incurred losses for the last three fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of September 30, 2005, our accumulated deficit was $(46,470,091). We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.
If we are unsuccessful in raising additional capital in the future, we may be unable to continue to operate.
     We believe we currently have adequate cash to fund anticipated cash needs through June 30, 2006 and beyond. However, we may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:
•	significantly curtail our operations;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives, including a merger or sale of US Dataworks.
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
     We have a small number of customers that account for a significant portion of our revenue. American Express Company is now a significant customer for us. Our revenue could decline because of a delay in signing agreements with a single customer or the failure to retain an existing customer. We may not obtain additional customers. The failure to obtain additional customers and the failure to retain existing customers will harm our operating results.
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

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 13, 2005, we amended and restated our 10% convertible debenture in the principal amount of $768,199.24 effective September 15, 2005, issued by us for the benefit of an accredited investor. This convertible debenture, originally dated September 15, 2004, was amended to extend the payment of the principal due and payable on September 15, 2005 until September 15, 2006. In consideration of this amendment, we issued to the investor a common stock purchase warrant to purchase up to 650,000 shares of our common stock at an exercise price of $0.59 per share. The warrant will expire on September 15, 2008.
     In connection with the issuance of the warrant, we and the investor entered into a Registration Agreement effective September 15, 2005, pursuant to which we agree to use our commercially reasonable efforts to (i) prepare and file with the Commission a registration statement on such form as necessary to register and qualify the shares of our common stock underlying the warrant, and (ii) cause such registration statement to become effective by March 15, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders (“Annual Meeting”) on September 1, 2005 at our principal executive offices at 5301 Hollister Road, Suite 250, Houston, Texas. The purpose of the Annual Meeting was to (i) elect three Class III Directors to hold office until the 2008 annual meeting of stockholders, and (ii) ratify the appointment of Ham, Langston & Brezina, LLP as the Company’s independent auditors for the fiscal year ending March 31, 2006.
     The following table provides the number of votes cast related to each proposal:

	For	Withheld	Abstain
J. Patrick Millinor, Jr.	24,047,441	170,411	0
Charles E. Ramey	24,050,441	167,411	0
Terry Stepanik	24,050,641	167,211	0

	For	Against	Abstain
Ratification of Ham, Langston & Brezina	24,125,060	40,456	52,336
     The following directors’ terms of office as a director continued after the Annual Meeting: Joe Abrell, John L. Nicholson, M.D., Hayden D. Watson, and Thomas L. West, Jr.
Item 6. Exhibits
     The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit
Number	Description of Document
4.1	Amended and Restated 10% Convertible Debenture effective September 15, 2005 issued by the Company for the benefit of Peter Simons (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2005).

4.2	Common Stock Purchase Warrant issued as of September 15, 2005 by the Company for the benefit of Peter Simons (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2005).

4.3	Registration Agreement by and between the Company and Peter Simons effective September 15, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report

Exhibit
Number	Description of Document
on Form 8-K filed with the Securities and Exchange Commission on October 17, 2005).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURE
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Dated: November 14, 2005

US DATAWORKS, INC.
By	/s/ John S. Reiland
John S. Reiland
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
4.1	Amended and Restated 10% Convertible Debenture effective September 15, 2005 issued by the Company for the benefit of Peter Simons (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2005).

4.2	Common Stock Purchase Warrant issued as of September 15, 2005 by the Company for the benefit of Peter Simons (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2005).

4.3	Registration Agreement by and between the Company and Peter Simons effective September 15, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2005).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.