Form 10QSB
period 2005-12-31
US DATAWORKS INC
filed 2006-02-14
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                        to
Commission file number: 001-15835
US Dataworks, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1290152 (I.R.S. employer identification number)

5301 Hollister Road, Suite 250 Houston, Texas (Address of principal executive offices)	77040 (Zip Code)
Issuer’s telephone number: (713) 934-3855
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of shares of Common Stock outstanding as of February 1, 2006: 30,037,020
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

US DATAWORKS, INC.

FORM 10-QSB
QUARTERLY PERIOD ENDED DECEMBER 31, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
US DATAWORKS, INC.
BALANCE SHEET
December 31, 2005
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,114,002
Accounts receivable, net of allowance for doubtful accounts of $0	658,983
Costs and estimated earnings in excess of billings on uncompleted contracts	937,323
Prepaid expenses and other current assets	221,323

Total current assets	2,931,631

Property and equipment, net	517,120

Goodwill, net	14,133,629

Other assets	43,224

Total assets	$17,625,604

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
BALANCE SHEET
December 31, 2005
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable — related party	$39,000
Deferred revenue — current	309,904
Accounts payable	142,251
Accrued expenses	261,685
Interest payable	22,467
Current portion of convertible promissory notes, net of unamortized discount of $426,067	548,066

Total current liabilities	1,323,373

Convertible promissory notes, net of unamortized discount of $219,708	344,358
Deferred revenue	8,359

Total liabilities	1,676,090

Commitments and Contingencies

Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 549,667 shares issued and outstanding $0.75 liquidation preference, dividends of $200,597 in arrears	55
Common stock, $0.0001 par value 90,000,000 shares authorized and 30,037,020 shares issued and outstanding	3,004
Additional paid-in capital	63,292,016
Accumulated deficit	(47,345,561)

Total shareholders’ equity	15,949,514

Total liabilities and stockholders’ equity	$17,625,604

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
REVENUES
Software licensing revenues	$89,109	$95,000	$1,840,029	$595,732
Software transactional revenues	236,848	156,458	649,452	444,161
Software maintenance revenues	104,477	89,997	331,369	262,222
Professional service revenues	656,119	176,480	2,078,335	728,785

Total revenues	1,086,553	517,935	4,899,185	2,030,900

COST OF SALES	321,100	147,689	1,103,956	666,337

Gross profit	765,453	370,246	3,795,229	1,364,563

OPERATING EXPENSES
General and administrative	1,261,557	1,674,255	4,167,079	4,637,577
Depreciation and amortization	91,163	81,727	269,645	237,499

Total operating expense	1,352,720	1,755,982	4,436,724	4,875,076

LOSS FROM OPERATIONS	(587,267)	(1,385,736)	(641,495)	(3,510,513)

OTHER INCOME (EXPENSE)
Financing costs	(268,846)	—	(357,208)	(419,903)
Interest expense	(27,605)	(22,730)	(79,143)	(187,686)
Investor litigation settlement expense	—	75,800	—	(924,200)
Other income	8,249	12,761	24,467	30,449

Total other income (expense)	(288,202)	65,831	(411,884)	(1,501,340)

LOSS BEFORE PROVISION FOR INCOME TAXES	(875,469)	(1,319,905)	(1,053,379)	(5,011,853)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(875,469)	$(1,319,905)	$(1,053,379)	$(5,011,853)

Accumulated dividends on Series B Preferred stock	(10,396)	(10,396)	(31,075)	(12,324)

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(885,865)	$(1,330,301)	$(1,084,454)	$(5,024,177)

Basic and diluted loss per share	$(0.03)	$(0.05)	$(0.04)	$(0.18)

Basic and diluted weighted-average shares outstanding	30,037,020	27,800,238	29,684,597	26,725,216

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
for the Nine Months ended December 31, 2005
(Unaudited)

	Preferred Stock				Additional
	Convertible Series B		Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, March 31, 2005	549,667	$55	28,778,366	$2,878	$61,676,629	$(12,198)	$(46,292,182)	$15,375,182
Warrants and beneficial conversion feature issued in connection with convertible debenture	—	—	—	—	791,183	—	—	791,183
Warrants and options issued to third parties for services rendered	—	—	—	—	53,880	—	—	53,880
Warrants issued in connection with waiver of certain rights held by an investor	—	—	—	—	185,000	—	—	185,000
Amortization of deferred compensation	—	—	—	—	—	12,198	—	12,198
Common stock issued for
Cash	—	—	1,258,654	126	599,874	—	—	600,000
Less costs of offering	—	—	—	—	(14,550)	—	—	(14,550)
Net loss	—	—	—	—	—	—	(1,053,379)	(1,053,379)

Balance, December 31, 2005	549,667	$55	30,037,020	$3,004	$63,292,016	$—	$(47,345,561)	$15,949,514

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOW
For the Nine Months Ended December 31,
(Unaudited)

	2005	2004
Cash flows from operating activities:-
Net loss from operations	$(1,053,379)	$(5,011,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	269,645	237,499
Amortization of OID discount on convertible promissory note	18,200	—
Amortization of note discount and beneficial conversion feature on convertible promissory notes	197,209	343,824
Amortization of deferred compensation expense	(9,302)	31,205
Issuance of stock for interest	—	15,750
Issuance of stock for extinguishment of equity credit line facility	—	225,000
Issuance of warrants for services	26,456	—
Issuance of options to third party for services	27,423	57,132
Issuance of warrants to lender in exchange for waiver in excess of cash received	160,000	—
Loss on disposition of furniture and equipment	2,650	—
Issuance of warrants for litigation settlement	—	126,000
Issuance of convertible promissory note for litigation settlement	—	768,199
Changes in operating assets and liabilities:
Accounts receivable, net	180,307	589,021
Costs and estimated earnings in excess of billings on uncompleted contracts	(937,323)	—
Prepaid expenses and other current assets	(125,595)	638
Other assets	569	(16,347)
Deferred revenue	(185,773)	164,995
Accounts payable	(96,996)	(108,401)
Accrued expenses	(64,585)	(242,251)
Interest payable	(19,205)	(14,521)

Net cash used in operating activities	(1,609,699)	(2,834,110)

Cash flows from investing activities:
Purchase of property and equipment	(114,817)	(259,628)

Net cash used in investing activities	(114,817)	(259,628)

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOW
For the Nine Months Ended December 31,
(Unaudited)

	2005	2004
Cash flows from financing activities:
Proceeds from convertible promissory note	700,000	—
Repayment of convertible promissory note	—	(500,000)
Proceeds from stock sale	600,000	4,650,000
Stock issuance costs	(14,550)	(568,500)
Proceeds from exercise of stock options	—	69,575
Proceeds from exercise of warrants	—	973,408
Proceeds from issuance of warrants to lender in exchange for waiver	25,000	—
Proceeds from disposal of fixed assets	2,682	—

Net cash provided by financing activities	1,313,132	4,624,483

Net increase (decrease) in cash and cash equivalents	(411,384)	1,530,745
Cash and cash equivalents, beginning of period	1,525,386	1,203,389

Cash and cash equivalents, end of period	$1,114,002	$2,734,134

Supplemental disclosures of cash flow information
Interest paid	$76,820	$31,035

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1.	Organization and Business

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

In one instance, the Company has entered into an integrated license, maintenance and services agreement with American Express Company, a significant customer. In accordance with SOP 97-2, the Company recognizes revenues from this agreement utilizing the percentage-of-completion contract accounting method. Percentage-of-completion is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. The Company generally considers contracts to be substantially complete upon acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as non reimbursable travel costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized during the three and nine month periods ended December 31, 2005 and December 31, 2004.

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

For purposes of pro forma disclosure, the estimated fair value of the options is included in expense over the option’s vesting period or expected life. The Company’s pro forma information for the three and nine month periods ended December 31, 2005 and December 31, 2004 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net loss as reported	$(875,469)	$(1,319,905)	$(1,053,379)	$(5,011,853)
Add stock-based employee compensation expense included in net loss as reported, net of related tax effects	0	0	0	0
Deduct stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(154,630)	(320,948)	(343,212)	(998,573)
Net loss; pro forma	$(1,030,099)	$(1,640,853)	$(1,396,591)	$(6,010,426)
Basic and diluted loss per share, as reported	$(0.03)	$(0.05)	$(0.04)	$(0.19)

Basic and diluted loss per share, pro forma	$(0.03)	$(0.06)	$(0.05)	$(0.22)
The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended December 31, 2005 and 2004: dividend yields of 0%; expected volatility of 89%, 69%, 89%, and 74%, respectively; risk-free interest rates of 4.34%, 2.99%, 4.07%, and 2.82%, respectively; and expected lives of 3 years. The per-share weighted average fair values of stock options granted during the three months and nine months ended December 31, 2005 and 2004 were $0.00, $0.56, $0.34 and $0.58, respectively.
Earnings (Loss) per Share
The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. For periods in which there was a loss attributable to common stock outstanding, (i) convertible securities, (ii) warrants and (iii) stock options to purchase shares of the Company’s common stock were excluded from the calculations of diluted loss per share, as inclusion of these securities would have reduced the net loss per share.
The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	For the Nine Months Ended
	December 31,
	2005	2004
Options outstanding under the Company’s stock option plans	3,730,183	3,868,115
Options granted outside the Company’s stock option plans	1,160,000	1,163,000
Warrants issued in conjunction with private placements	6,247,859	3,602,495
Warrants issued as a financing cost for notes payable and convertible notes payable	2,122,283	2,223,037
Warrants issued for services rendered and litigation settlement	360,769	177,800
Warrants issued as part of the US Dataworks, Inc. acquisition	67,200	67,200
Convertible Series B preferred stock (a)	109,933	109,933

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
Three of the Company’s customers accounted for 43%, 25% and 12%, respectively, of the Company’s net revenues for the three months ended December 31, 2005. Two customers accounted for 51% and 20%, respectively, of net revenues for the nine months ended December 31, 2005. Three customers accounted for 30%, 25% and 12% of net revenues for the three months ended December 31, 2004. Four customers accounted for 31%, 18%, 17% and 14%, respectively, of net revenues for the nine months ended December 31, 2004.
At December 31, 2005, amounts due from three significant customers accounted for 41%, 21% and 10%, respectively of accounts receivable.
3.	Property and Equipment
Property and equipment as of December 31, 2005 consisted of the following:

Furniture and fixtures	$77,559
Automobile	15,072
Office and telephone equipment	92,795
Computer equipment	506,289
Computer software	1,255,585
Leasehold improvements	62,997

2,010,297
Less accumulated depreciation and amortization	(1,493,177)

Total	$517,120

Depreciation and amortization expense for the three and nine months ended December 31, 2005 and 2004 was $91,163, $269,645, $81,727 and $237,499, respectively.
4.	Notes Payable — Related Parties

On January 22, 2001, the Company entered into a note payable with an advisory board member and shareholder for $50,000. The note is non-interest-bearing, is unsecured, and is due on demand. As of December 31, 2005, the outstanding balance on the note payable was $39,000.

5.	Convertible Promissory Notes

Convertible promissory notes at December 31, 2005 consisted of the following:

Convertible promissory note, interest at 10% per annum, unsecured, $512,133 due September 15, 2006, $256,066 due September 15, 2007, net of unamortized discount of $160,937	$607,262

Convertible promissory note issued June 16, 2005 with $70,000 Original Issue Discount, due in 15 equal monthly installments beginning April 15, 2006, net of unamortized discount of $484,838	285,162

892,424

Less current portion	(548,066)

Long-term portion	$344,358

Convertible promissory note with interest at 10% per annum
This note is an amendment and restatement of a note in the same principal amount originally dated September 15, 2004. The original note was issued effective September 15, 2004 in connection with the November 2004 settlement of a lawsuit brought by an investor in December 2003. The amended note is convertible at any time, at the holder’s election, into shares of the Company’s common stock at a per share conversion price of $1.10, subject to standard antidilution provisions.
The amended note is effective September 15, 2005 and extended a principal payment of $256,067 originally due September 15, 2005 for one year. In consideration of this amendment, the Company issued the holder a common stock purchase warrant to purchase up to 650,000 shares of the Company’s common stock at an exercise price of $0.59 per share. The warrant will expire on September 15, 2008.
The Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company has determined the aggregate value of the warrant to purchase 650,000 shares of the Company’s common stock issued in connection with this amended convertible note to be $206,000. The amount allocated to the warrants as debt discount will be recognized as additional interest expense over the period from the date of issuance of the note to the earlier of the conversion date or the stated maturity date. During the nine months ended December 31, 2005, the Company recognized $45,063 in financing costs related to the accretion of the debt discount associated with the warrants issued in connection with this amended convertible promissory note.
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
Convertible promissory note issued June 16, 2005 with $70,000 Original Issue Discount
On June 16, 2005, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Debenture Agreement”) for the sale of a convertible debenture with a principal amount of $770,000 and an original issue discount of $70,000 for gross proceeds of $700,000. The debenture is convertible at anytime at the discretion of the holder at a price per share of $0.572 into 1,346,154 shares of the Company’s common stock. The convertible debenture is to be repaid in 15 monthly installments of $51,333.33 beginning April 15, 2006. The Company may also elect, upon proper notice, to pay any monthly installment in shares of the Company’s common stock based on a conversion price equal to the lesser of (i) the then applicable conversion price, or (ii) 90% of the volume weighted average price of the Company’s common stock for the 10 trading days immediately preceding the payment; provided, that, such conversion price must be at least equal to the conversion floor of $0.23, or such monthly installment must be paid in cash. In connection with the Debenture Agreement, the Company issued two groups of warrants, Short Term Warrants and Long Term Warrants to the institutional investor. The Short Term Warrants allow the institutional investor to purchase an aggregate of 407,926 shares of the Company’s common stock with an exercise price of $0.572 per share exercisable for a period of 180 days at any time after the later of (i) the effective date of the registration statement (as described below) or (ii) December 16, 2005. The Long Term Warrants allow the institutional investor to purchase an aggregate of 471,154 shares of the Company’s common stock with an exercise price of $0.572 per share exercisable at anytime from December 16, 2005 through December 16, 2008; provided, however, the institutional investor will not be permitted to exercise a warrant to the extent that the number of shares of the Company’s common stock beneficially owned by such institutional investor taken together with the number of shares to be issued upon exercise of the warrant equals or exceeds 4.999% of the Company’s then issued and outstanding shares of common stock. The warrants also contain trading market restrictions that preclude the Company from issuing shares of common stock upon exercise thereof if such issuance, when aggregated with other issuances of the Company’s common stock pursuant to the warrants, would exceed 19.999% of the Company’s then issued and outstanding shares of common stock, unless the Company has previously obtained the required shareholder approval. Pursuant to a Registration Rights Agreement dated June 16, 2005 between the Company and the institutional investor, the Company agreed to file a registration statement for the resale of the shares of the Company’s common stock that may be issued to the institutional investor upon the conversion of the convertible debenture and the exercise of the Short Term Warrants and the Long Term Warrants. The registration statement covering these securities was effective on September 1, 2005.
The Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company has determined the aggregate value of the warrants issued in connection with this convertible note to be $221,722. The amount allocated to the warrants as debt discount will be recognized as additional interest expense over the period from the date of issuance of the debenture to the earlier of the conversion date or the stated maturity date. During the nine months ended December 31, 2005, the Company recognized $57,649 in financing costs related to the accretion of the debt discount associated with the warrants issued in connection with this convertible debenture.
In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company’s stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as financing expense over the period from the date of issuance to the earlier of the conversion date or the stated redemption date. The Company has calculated the aggregate beneficial conversion feature of this convertible debenture to be $363,462. During the nine months ended December 31, 2005, the Company recognized $94,497 in financing costs related to the amortization of the beneficial conversion feature recorded on this convertible debenture.
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

Upon the granting of the deferred compensation award, an unamortized compensation expense equal to the value on the date of grant is accrued as a liability and charged to stockholders’ equity. This amount is then amortized over the service period of the award. As the amount of the award is not yet determined because it can be adjusted as stated in the terms above, the award is revalued at the end of each reporting period using the stock price at that time. This variable accounting will be in place until March 17, 2006, the date upon which the amount of the payments on these awards will be fixed. Total compensation expense recognized with respect to this deferred compensation award during the nine months ended December 31, 2005 was a reduction in previously booked expenses of $9,302.

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

At December 31, 2005, there were accumulated, undeclared dividends in arrears of $200,597 or $0.36 per share.

Common Stock and Warrants

During the three and nine months ended December 31, 2005, the Company completed the following:

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

Amendment of Convertible Promissory Note and Issuance of Warrant

On October 13, 2005, the Company amended and restated its 10% convertible debenture effective September 15, 2005 in the principal amount of $768,199.24, issued by the Company for the benefit of an accredited individual investor. This convertible debenture, originally dated September 15, 2004, was amended to extend the payment of the principal due and payable on September 15, 2005 until September 15, 2006. In consideration of this amendment, the Company issued to the individual investor a common stock purchase warrant to purchase up to 650,000 shares of its common stock at an exercise price of $0.59 per share. The warrant will expire on September 15, 2008.

Sale of Warrants

On November 22, 2005, the Company entered into an agreement with the institutional investor owning the $770,000 convertible debenture issued June 16, 2005 whereby the investor agreed to (i) pay the Company $25,000 and (ii) waive all rights the institutional investor may have related to the Company’s September 15, 2005 amended note agreement with an individual investor (see Note 5) in exchange for a common stock purchase warrant to purchase up to 650,000 shares of the Company’s common stock at an exercise price of $0.59 per share, which warrant will expire on November 22, 2008. Using the Black-Scholes pricing model the Company has determined the value of the warrants issued in connection with this November 22, 2005 agreement to be $185,000. This amount, less the $25,000 proceeds received, has been recorded as Financing costs expense for the three and nine months ended December 31, 2005.

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

During the nine months ended December 31, 2005 the Company granted 1,161,900 stock options to certain employees that may be exercised at prices ranging between $0.44 and $0.65 per share. During the nine months ended December 31, 2004, the Company granted 1,994,502 stock options to certain employees that may be exercised at prices ranging between $0.90 and $1.49 per share.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
	Shares	Weighted-Average	Shares	Weighted-Average
		Exercise Price		Exercise Price
Outstanding, March 31, 2005	3,926,783	$1.60	1,163,000	$1.07
Granted	1,161,900	$0.58	0

Exercised	0	0	0

Forfeited/canceled	1,358,500	$2.54	(3,000)	$21.72
Outstanding, December 31, 2005	3,730,183	$0.94	1,160,000	$1.02
Exercisable, December 31, 2005	2,105,284	$1.05	580,000	$1.02

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at December 31, 2005 were 8.3 years and $0.96, respectively. The exercise prices for the options outstanding at December 31, 2005 ranged from $0.44 to $6.25, and information relating to these options is as follows:

					Weighted-
Range of		Stock	Weighted-Average	Weighted-	Average Exercise
Exercise	Stock Options	Options	Remaining	Average	Price of Options
Prices	Outstanding	Exercisable	Contractual Life	Exercise Price	Exercisable
$0.44-0.80	2,368,013	933,613	8.46 years	$0.57	$0.55
$0.81-1.35	1,524,836	1,238,334	8.11 years	$0.96	$0.96
$1.36-6.25	997,334	513,337	8.13 years	$1.88	$2.13
	4,890,183	2,685,284

Item 2. Management’s Discussion and Analysis or Plan of Operation. The following discussion and analysis of our financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB.
     When used in this Quarterly Report on Form 10-QSB, the words “expects,” “anticipates,” “believes,” “plans,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth and profitability, investments in marketing and promotion, our need for future financing, our dependence on personnel and our ability to respond to rapid technological change. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks set forth below under “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
     In one instance, we have entered into an integrated license, maintenance and services agreement with American Express Company. In accordance with SOP 97-2, we recognize revenues from this agreement utilizing the percentage-of-completion contract accounting method. Percentage-of-completion is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts to be substantially complete upon acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as non reimbursable travel costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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
     Three customers accounted for 43%, 25% and 12%, respectively, of our net revenues for the three months ended December 31, 2005. Two customers accounted for 51%, and 20%, respectively, of our net revenues for the nine months ended December 31, 2005. Three customers accounted for 30%, 25%, and 12% of our net revenues for the three months ended December 31, 2004. Four customers accounted for 31%, 18%, 17%, and 14% of our net revenues for the nine months ended December 31, 2004.
     At December 31, 2005, amounts due from three significant customers accounted for 41%, 21% and 10%, respectively, of accounts receivable.
Results of Operations
     The results of operations reflected in this discussion include our operations for the three and nine month periods ended December 31, 2005 and 2004.
     Revenues
     We generate revenues from (a) licensing software with fees due at the initial term of the license, (b) licensing and supporting software with fees due on a transactional basis, (c) providing maintenance, enhancement and support for previously licensed products and (d) providing professional services.

	Three Months			Nine Months
	Ended			Ended
	December 31,			December 31,
	2005	2004	Change	2005	2004	Change
	(In 000’s)			(In 000’s)
Software licensing revenues	$89	$95	-6%	$1,840	$596	209%
Software transactional revenues	237	156	51%	650	444	46%
Software maintenance revenues	105	90	16%	331	262	26%
Professional service revenues	656	177	272%	2,078	729	185%

Total revenues	$1,087	$518	110%	$4,899	$2,031	141%

     Licensing revenues decreased 6% for the three months ended December 31, 2005 and increased 209% for the nine months ended December 31, 2005, compared to the same periods last year. The nine month increase is the result of $1,532,000 of license revenues recorded, on a percentage of completion basis, in the current year attributable to the integrated license, maintenance and services agreement executed in August 2005 with American Express Company, a significant customer.
     Transactional revenues increased 51% for the three months ended December 31, 2005 and 46% for the nine months ended December 31, 2005, compared to the same periods last year principally as a result of an increase in the number of customers subject to transactional pricing.
     Maintenance revenues increased 16% for the three months ended December 31, 2005 and 26% for the nine months ended December 31, 2005, compared to the same periods last year. As we continue to have success in adding new customers whose license and support contracts are based upon transactional pricing, we do not anticipate significant growth in annual maintenance fees. However, our recently announced integrated license, maintenance and services agreement with American Express Company contains an annual maintenance fee component that will generate additional annual maintenance revenues of approximately $400,000 beginning in fiscal 2007.
     Professional service revenues increased 272% for the three months ended December 31, 2005 and 185% for the nine months ended December 31, 2005, compared to the same periods last year. These increases were principally the result of $367,000 and $936,000 of service revenues recorded in the three month and nine month periods, respectively, ended December 31, 2005 attributable to our integrated license, maintenance and services agreement with American Express Company.
     Cost of Sales
     Costs of sales principally include the costs of our personnel who perform the services associated with our software maintenance, support, training and installation activities as well as the cost of Thomson Financial EPICWare™ software frequently resold in conjunction with licenses of our software. Cost of sales increased by $173,000 or 117% from $148,000 for the three months ended December 31, 2004 to $321,000 for the three months ended December 31, 2005. Cost of sales increased by $438,000 or 66% from $666,000 for the nine months ended December 31, 2004 to $1,104,000 for the nine months ended December 31, 2005. The increases were principally the result of increased labor costs associated with the service activities that have resulted in the 272% and 185% increase in professional service revenues for the three months and nine months ended December 31, 2005, respectively, compared to the same periods last year.
     Operating Expenses
     Total operating expenses decreased by $403,000 or 23% from $1,756,000 for the three months ended December 31, 2004 to $1,353,000 for the three months ended December 31, 2005. The overall decrease in operating expenses in the three month period is principally due to a decrease of approximately $255,000 in compensation expenses and a decrease of approximately $152,000 in marketing and advertising expenses. The decrease in compensation expenses in the three month period is principally due to the higher amount of professional services work performed and consequently a higher amount of our personnel costs classified as cost of sales rather than general and administrative expenses. Additionally, in the prior fiscal year we incurred an unusually high level of marketing and advertising expenses as a result of the development and planned release of our new product, Clearingworks™.
     Total operating expenses decreased by $438,000 or 9% from $4,875,000 for the nine months ended December 31, 2004 to $4,437,000 for the nine months ended December 31, 2005. This decrease in operating expenses in the nine month period is principally attributable to decreases of approximately $396,000 in marketing and advertising expenses; a decrease of $119,000 in investor and public relations expenses; decrease of approximately $74,000 in legal and accounting services; offset by increases of approximately $103,000 of compensation expenses, not included as a cost of sales. In the prior fiscal year we incurred an unusually high level of marketing and advertising expenses as a result of the development and planned release of our new product, Clearingworks™. Our headcount at December 31, 2005 was 36 compared to 39 at December 31, 2004.
     Other Expenses
     Other expenses, including interest expense and financing costs, increased $354,000 or 538% from an income amount of $66,000 for the three months ended December 31, 2004 to an expense amount of $288,000 for the three months ended December 31, 2005. In November 2004 in the prior fiscal year, we successfully settled a lawsuit with an investor. The settlement costs were somewhat less than our previously recorded estimates and accordingly we reversed approximately $76,000 of expenses previously accrued to settle this lawsuit. Additionally, in November 2005 in the current fiscal year we recorded a non-cash financing expense of $165,000 related to the issuance of a common stock purchase warrant to an institutional investor in exchange for the investor waiving all rights the investor may have related to our September 15, 2005 amended note agreement with another individual investor (see Note 5). The common stock purchase warrant allows the investor to purchase up to 650,000 shares of our common stock at an exercise price of $0.59 per share, which warrant will expire on November 22, 2008. Using the Black-Scholes pricing model we have determined the value of the warrant issued in connection with this November 22, 2005 agreement to be $185,000. This amount, less the $25,000 proceeds received, has been recorded as Financing costs expense for the three and nine months ended December 31, 2005.
     Other expenses, including interest expense and financing costs, decreased $1,089,000 or 73% from $1,501,000 for the nine months ended December 31, 2004 to $412,000 for the nine months ended December 31, 2005. The decrease was primarily due to the $924,000 of costs incurred in November 2004 to settle a lawsuit filed by an investor (see Note 5).
     Net Loss
     Net loss decreased $444,000 or 34% from $1,320,000 for the three months ended December 31, 2004 to a net loss of $875,000 for the three months ended December 31, 2005.
     Net loss decreased by $3,958,000 or 79% from $5,012,000 for the nine months ended December 31, 2004 to a net loss of $1,053,000 for the nine months ended December 31, 2005.
Liquidity and Capital Resources
     Cash and cash equivalents decreased by $411,000 from $1,525,000 at March 31, 2005 to $1,114,000 at December 31, 2005. Cash used for operating activities was $1,610,000 in the nine months ended December 31, 2005 compared to $2,834,000 in the same nine month period in the prior year.
     Cash used for investing activities of $115,000 and $260,000 in the nine months ended December 31, 2005 and December 31, 2004, respectively, was due to equipment purchases.
     Financing activities provided cash of $1,313,000 in the nine months ended December 31, 2005 compared to $4,624,000 in the nine months ended December 31, 2004. Financing activities in the current nine month period included: (a) the receipt of $600,000, less direct issuance expenses of $15,000, from the sale to nine accredited investors of 1.3 million shares of our common stock and warrants to purchase up to 629,328 shares of our common stock, and (b) the receipt of $700,000 from the sale to an institutional investor of a convertible debenture with a principal amount of $770,000 and an original issue discount of $70,000 with warrants to purchase 879,080 shares of our common stock.
     As a result of our recent capital raising transactions, our increased level of transactional revenues achieved in fiscal 2005 and the first three quarters of fiscal 2006, and the revenues attributable to our integrated license, maintenance and services agreement with American Express Company, we believe we currently have adequate capital resources to fund our anticipated cash needs through December 31, 2006 and beyond. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.
Factors That May Affect Our Results
We have a general history of losses and may not operate profitably in the future.
     We have incurred losses for the last three fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of December 31, 2005, our accumulated deficit was $(47,345,561). We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnerships, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.
If we are unsuccessful in raising additional capital in the future, we may be unable to continue to operate.
     We believe we currently have adequate cash to fund anticipated cash needs through December 31, 2006 and beyond. However, we may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:
•	significantly curtail our operations;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives, including our merger or sale.
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
     As of February 1 2006, there were approximately 30,037,020 shares of our common stock outstanding, of which at least 7,017,481 are restricted securities under the Securities Act, a minority of which are held by our affiliates. These restricted securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If these holders sell in the public market, these sales could cause the market price of our common stock to decline. This also could make it more difficult for us to raise funds through future offerings of our common stock.
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

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          On October 13, 2005, we amended and restated our 10% convertible debenture effective September 15, 2005 in the principal amount of $768,199.24 (the “Amended Debenture”), issued by us for the benefit of Peter Simons. This convertible debenture, originally dated September 15, 2004, was amended to extend the payment of the principal due and payable on September 15, 2005 until September 15, 2006. In consideration of this amendment, we issued to Mr. Simons a common stock purchase warrant to purchase up to 650,000 shares of our common stock at an exercise price of $0.59 per share. The warrant will expire on September 15, 2008. The issuance of the warrant was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.
          On November 22, 2005, we entered into an agreement with the institutional investor owning the $770,000 convertible debenture that we issued June 16, 2005 whereby the investor agreed to (i) pay us $25,000 and (ii) waive all rights the institutional investor may have related to the Amended Debenture (see Note 5) in exchange for a common stock purchase warrant to purchase up to 650,000 shares of our common stock at an exercise price of $0.59 per share, which warrant will expire on November 22, 2008. The issuance of the warrant was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.
Item 6. Exhibits
     The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit
Number	Description of Document
4.1	Amended and Restated 10% Convertible Debenture effective September 15, 2005 issued by the Company for the benefit of Peter Simons (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2005).

4.2	Common Stock Purchase Warrant issued as of September 15, 2005 by the Company for the benefit of Peter Simons (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2005).

4.3	Registration Agreement by and between the Company and Peter Simons effective September 15, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2005).

4.4	Common Stock Purchase Warrant issued as of November 22, 2005 by the Company for the benefit of Crescent International, Ltd (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005).

4.5	Registration Agreement by and between the Company and Crescent International, Ltd. effective November 22, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005).

10.1	Letter Agreement dated November 22, 2005 between the Company and Crescent International, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURE
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2006

US DATAWORKS, INC.

	By	/ s/ John S. Reiland
John S. Reiland
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
4.1	Amended and Restated 10% Convertible Debenture effective September 15, 2005 issued by the Company for the benefit of Peter Simons (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2005).

4.2	Common Stock Purchase Warrant issued as of September 15, 2005 by the Company for the benefit of Peter Simons (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2005).

4.3	Registration Agreement by and between the Company and Peter Simons effective September 15, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2005).

4.4	Common Stock Purchase Warrant issued as of November 22, 2005 by the Company for the benefit of Crescent International, Ltd (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005).

4.5	Registration Agreement by and between the Company and Crescent International, Ltd. effective November 22, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005).

10.1	Letter Agreement dated November 22, 2005 between the Company and Crescent International, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.