Form 10KSB
period 2006-03-31
US DATAWORKS INC
filed 2006-06-29
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006

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
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Issuer’s revenue for fiscal year ended March 31, 2006: $6,975,177
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the price of such common equity as of June 21, 2006 as reported on the American Stock Exchange is $ 20,359,247. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
     Number of shares of Common Stock outstanding as of June 21, 2006: 30,348,133. Transitional Small Business Disclosure Format: Yes ☐ No ☑

US DATAWORKS, INC.

2006 FORM 10-KSB

PART I
     When used in this Report, the words “expect,” “anticipate,” “believe,” “plan,” “designed,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the features, benefits, performance and utility of our current and future products and services, our growth strategy and ability to capture market share, customer concentration, our efforts to develop and maintain strategic relationships, our ability to compete, growth of competition, competitive factors, our employee relations, statements regarding our legal proceedings, our intent to retain and our use of earnings, statements regarding our critical accounting policies, benefits of and revenue generated from our professional services contract, statements regarding the demand for our products and services, adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth and profitability, investments in marketing and promotion, our need for future financing, fluctuations in our quarterly operating results, our dependence on personnel and our ability to respond to rapid technological change. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to development of new products and services and their use by our potential customers, our ability to work with our strategic partners, our ability to retain and obtain customers, our ability to protect our proprietary rights, our ability to successfully gain market share, our dependence on a small number of customers, our ability to obtain future financing, and the risks set forth below under Item 6, “Management’s Discussion and Analysis and Results of Operations — Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. US Dataworks expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
     All references to “US Dataworks,” “we,” “us,” or “our” means US Dataworks, Inc.
     MICRworks™, Clearingworks™, Returnworks™, and Remitworks™ are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.
Item 1. Description of Business
General
     US Dataworks is a developer of payment processing software, serving several of the top 25 banking institutions, top 10 credit card issuers, major retailers and the United States Government. We generate revenue from the licensing, system integration and maintenance of our core product, Clearingworks, and its component subsystems, ClearingworksACH, ClearingworksCHECK21, ClearingworksPAYMENTS and ClearingworksSECURE. Our software is designed to enable organizations to transition from traditional paper-based payment and billing processes to electronic payment solutions. Our products include check processing, point-of-purchase transactions and turnkey Automated Clearing House, or ACH, payments. ACH payments are highly reliable and efficient electronic fund transfers among participating depository financial institutions including the Federal Reserve, the central bank of the United States. Our products are designed to provide organizations with an in-house solution that will complement and enhance such organizations’ existing technologies, systems and operational workflow. Our strategy is to identify, design and develop products that fill specific niches in the payment processing industry.
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
Products
     Clearingworks is our transaction processing platform that provides a fully automated, end-to-end solution for electronic payment processing. Clearingworks technology includes state-of-the-art decision-making functionality that determines “best-fit clearing” and

“least-cost routing” of payments. Clearingworks incorporates our industry-leading functionality in an easily configurable processing stream designed to give customers the scalability and flexibility needed to handle all of their payment transactions.
ClearingworksACH:
ClearingworksACH is an integrated ACH payment management tool that handles all major National Automated Clearing House, or NACHA, Standard Entry Class codes. ClearingworksACH can receive data from several capture devises, such as point-of-sale, web, telephone or remittance processing system, and can determine the best-fit clearing and least-cost routing. ClearingworksACH contains our industry-leading MICR parsing technology, which is designed to provide unsurpassed levels of accuracy and consistency for check conversion. It will support both centralized and distributed payment models and is integrated with most third party payment processing platforms such as PEP+, Wausau Financial Systems, J&B Software, BancTec and others.
ClearingworksCHECK21:
As part of the Clearingworks transaction processing platform, ClearingworksCHECK21 delivers an end-to-end solution for converting paper checks to substitute checks for banks and other payment processors. ClearingworksCHECK21 smart routing capability allows images to be routed to only those institutions that are equipped to receive image exchange transmissions. It provides an infrastructure through which these electronic transmissions will be received, downloaded, printed and delivered to the paying bank.
ClearingworksPAYMENTS:
ClearingworksPAYMENTS brings new innovation to problem solving in a traditional remittance environment. Conventional remittance processing requires an additional encoding pass to create a paper-based cash letter deposit. ClearingworksPAYMENTS, however, creates electronic cash letter deposits using ACH and Check 21 networks for a complete electronic solution. Express batching allows items to be processed independently from their physical capture batch, while a robust web architecture allows payments to be keyed in and processed from anywhere at any time.
ClearingworksSECURE:
ClearingworksSECURE addresses all aspects of the enterprise to provide total protection, including issues such as compliance, information assurance, privacy, business continuity, fraud, and disaster recovery.
Customers
     US Dataworks’ customers include five of the top 25 banking institutions in the United States, four of the top 10 credit card issuers in the United States, major retailers and two United States Government agencies.
Strategic Business Relationships
     We believe that, in addition to growth from organic sales, aligning ourselves with key strategic partners to sell and distribute our software products will accelerate our revenue growth and capture of market share. Further, we expect that these strategic business relationships, among other factors, will help us achieve positive cash flow in the near future. As of June 21, 2006, we have aligned ourselves with several strategic partners as a core component of our sales and distribution strategy
     We also have a key strategic alliance with Accuity, a unit of Thomson Corporation, to incorporate its EPICWare database into our products. We plan to pursue additional strategic alliances to help increase market share.
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
Patents and Trademarks
     US Dataworks has obtained trademarks on the names of our premier products and services, including Clearingworks and a currently unlicensed, newly developed product, ZeroPass. We also have applied for patents on ChecKey and ImageKey, which are products currently in development, and these applications are pending. Our efforts to protect our intellectual property rights may not prevent the misappropriation of our intellectual property.
Government Regulation
     As a processor of ACH payments, we must comply with federal laws governing the processing of electronic transactions. We are in compliance with all federal laws and work closely with NACHA to ensure our systems remain both compliant with the laws and regulations, as well as NACHA guidelines.
Employees
     As of June 21, 2006, we have 35 employees, all of which are full-time employees. We are not a party to any collective bargaining agreement with our employees. We believe our employee relations to be good.
Research and Development
     For fiscal 2006 and 2005 we spent approximately $339,421 and $481, 416, respectively, on research and development activities.
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
     In June 2005, two of our former employees initiated arbitration against us alleging wrongful termination and sought severance pay. Arbitration was held on March 28, 2006 and on June 19, 2006, the arbitrator ruled that each employee was entitled to $90,000 in severance pay, as well as costs and interest.

Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
     Our common stock is traded on the American Stock Exchange under the symbol “UDW.” The following table indicates the high and low sale prices as reported by the American Stock Exchange for the periods presented. The following per share prices have been adjusted to reflect the one-for-five reverse stock split effective on September 29, 2003.

	High	Low
Fiscal 2006

First Quarter	$0.71	$0.41

Second Quarter	0.73	0.38

Third Quarter	0.64	0.44

Fourth Quarter	0.49	0.34

Fiscal 2005

First Quarter	$2.10	$0.95

Second Quarter	1.60	0.80

Third Quarter	1.46	0.90

Fourth Quarter	1.07	0.60
     As of June 21, 2006, our common stock was held by 320 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
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
     Two of our customers, American Express and the Federal Reserve Bank, accounted for 51% and 20% respectively of our net revenue for the year ended March 31, 2006. Four of our customers, the Federal Reserve Bank, Regulus Group, General Electric Corporation and Citibank, accounted for 34%, 19%, 12% and 12%, respectively, of our net revenue for the year ended March 31, 2005. Two of our strategic resellers, BancTec and Computer Sciences Corporation, accounted for an aggregate of 8% of our net revenue for the year ended March 31, 2006. BancTec and Computer Science Corp. accounted for an aggregate of 32% of our net revenue for the year ended March 31, 2005.
     At March 31, 2006, amounts due from three customers, accounted for 66%, 18% and 7% of accounts receivable.
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
Revenue
     Revenues increased by $4,288,428, or 160%, from $2,686,749 in fiscal 2005 to $6,975,177 in fiscal 2006. The increase in revenue was primarily attributable to an increase of $2,070,122, or 339%, in licensing revenue and $1,844,336, or 166%, in professional services both attributable to the integrated license maintenance and service agreements with one of the country’s largest credit card and financial services companies.
Cost of Revenue
     Cost of revenue principally includes the cost of personnel who perform the services associated with our software maintenance and installation revenue activities, and the cost of third party software that is used by our software to convert electronic data into acceptable formats utilized by the nation’s banking system. Total cost of revenue increased by $652,043. or 72%, from $903,733 in fiscal 2005 to $1,555,776 in fiscal 2006. Cost of sales as a percentage of combined maintenance and services revenues for the current year was 46% as compared to 62% in the prior year. The increase in the dollar amount of cost of sales is principally a result of an increased number of personnel man hours associated with the installation activities in support of the integrated license maintenance and service agreement with one of the country’s largest credit card and financial service companies.
Operating Expenses
     Total operating expenses decreased by $909,016, or 13%, from $6,737,782 in fiscal 2005 to $5,828,766 in fiscal 2006. The decrease in operating expenses was principally attributable to a decrease of $631,191 in marketing and advertising expenses in the current year. In the prior fiscal year we incurred an unusually high level of marketing and advertising expenses as a result of the development and planned release of our new product Clearingworks.
Other Expenses
     Total other expenses, including interest expense and financing costs, decreased $1,095,721, or 73%, from $1,504,513 in fiscal 2005 to $408,792 in fiscal 2006. The decrease reflects costs incurred by us in fiscal 2005 that we did not incur in fiscal 2006, such as $924,000 in costs related to the settlement of a lawsuit brought by a former investor and financing costs of $225,000 related to a settlement with an investor on the termination of an equity line of credit.
Net Loss
     Net loss decreased by $5,641,122, or 87%, from a net loss of $6,459,279 in fiscal 2005 to a net loss of $818,157 in fiscal 2006.
Liquidity and Capital Resources
     We have incurred significant losses and negative cash flows from operations for the last two fiscal years. We have obtained our required cash resources through the sale of debt and equity securities. We may not operate profitably in the future and may be required to continue the sale of debt and equity securities to finance our operations.
     We have specific plans to address our financial situation as follows:
•	In addition to the two June 2005 capital transactions discussed below, we may raise additional capital through private placements of our common stock and/or the sale of debt that is convertible into common stock.

•	We believe that a month-to-month professional services contract we expect to execute with an existing major financial services customer in early July 2006, may generate up to $1.5 million in revenue and significantly reduce the negative cash flows from operations for fiscal 2007.

•	Additionally, we believe that the demand for our software and professional services will continue to expand as the United States market adopts the new payment processing opportunities available under changing regulations such as the Check Clearing Act for the 21st Century, and NACHA’s back office conversion, which allows the conversion of paper checks in the back offices of retail merchants and government. We believe that increased demand for our solutions, including our recently introduced Clearingworks product, will lead to increased cash flows from up-front license fees, transaction based contract fees and increases in professional services revenues.

•	We have entered into a strategic alliance with one of the largest merchant service providers, or MSP, which will allow this MSP to sell Clearingworks as part of its ARC and back office conversion services. Though no exact dollar amounts have been forecast at the time, it is contemplated that this alliance will positively affect our profitability.
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
     Cash and cash equivalents decreased by $234,948 from $1,525,386 at March 31, 2005 to $1,290,438 at March 31, 2006. Cash used for operating activities was $4,053,807 in fiscal 2005 compared to $1,383,029 in fiscal 2006.

     Cash used for investing activities for fiscal 2005 and 2006 consisted of the purchase of property and equipment and repayments to our affiliates totaling $305,854 and $162,369, respectively.
     Financing activities provided cash of $1,310,450 in fiscal 2006, and included $600,000 proceeds from stock sales, $25,000 from the exercise of warrants and options and $700,000 from proceeds from the issuance of convertible promissory notes.
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
     As a result of our recent capital raising transactions, our increased level of transactional revenues achieved in fiscal 2006, and the increased revenues to be received from recently received and contemplated contracts, we believe we currently have adequate capital resources to fund our anticipated cash needs through March 31, 2007 and beyond. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.
     Our contractual obligations, which are described elsewhere in our financial statements, have been summarized in the table below:

	Balance as of		Payments	Due in
Contractual Obligations	March 31, 2006	2007	2008	2009
Operating Lease	$385,743	$289,055	$96,688	$0.00
Recently Issued Accounting Pronouncements
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (SFAS 123R). The statement requires that we record stock option expense in its financial statements based on a fair value methodology beginning no later than the first fiscal quarter beginning after December 15, 2005, our fourth quarter of the fiscal year ending March 31, 2006. We adopted SFAS 123R effective April 1, 2006, using the modified prospective method. This method applies the fair value based method to new awards and to awards modified, repurchased or cancelled after the required effective date. Also, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the service is rendered on or after the required effective date. As of April 1, 2006 the requisite service has been rendered for all outstanding options. Any options issued subsequent to April 1, 2006 will be accounted for under SFAS 123R.
In March of 2006, we accelerated the vesting of all outstanding stock options. The price of our common stock has declined significantly and the intrinsic value of each option is now less that at the date of grant. We did not feel that the remaining expense that would have been required upon the adoption of SFAS 123R would have been accurately reflective of the value of the outstanding options. The remaining amortization of compensation related to the fair value of these options is reflected in the pro forma net loss under “Stock Options” in the footnotes to the financial statements.
Factors That May Affect Our Results
We have a general history of losses and may not operate profitably in the future.
     We have incurred losses for the last three fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of March 31, 2006, our accumulated deficit was $47,110,338. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.
If we are unsuccessful in raising additional capital in the future, we may be unable to continue to operate.

     We believe we currently have adequate cash to fund anticipated cash needs through March 31, 2007 and beyond. However, we may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:
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
We have audited the accompanying balance sheet of US Dataworks, Inc. as of March 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Dataworks, Inc. as of March 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2006 in conformity with U.S. generally accepted accounting principles.
/s/ Ham, Langston & Brezina, LLP
Houston, Texas
June 28, 2006

US DATAWORKS, INC.
BALANCE SHEET
March 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$1,290,438
Accounts receivable	1,491,688
Cost and estimated earnings in excess of billings on uncompleted contracts	238,000
Prepaid expenses and other current assets	166,514

Total current assets	3,186,640

Property and equipment, net	472,107

Goodwill, net	14,133,629

Other assets	43,224

Total assets	$17,835,600

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable — related parties	$39,000
Current portion of convertible promissory notes, net of unamortized discount of $529,345	598,788
Deferred revenue	216,754
Accounts payable	231,412
Accrued expenses	462,538
Interest payable	41,672
Derivative – Compounded Embedded within note	118,416
Derivative – Warrants	112,830

Total current liabilities	1,821,410

Convertible promissory note	358,733

Total liabilities	$2,180,143

Commitments and Contingencies

Stockholders’ Equity:

Convertible Series B preferred stock, $0.0001 par value; 700,000 shares authorized; 549,667 shares issued and outstanding; $0.75 liquidation preference, dividends of $210,767 in arrears	55
Common stock, $0.0001 par value; 90,000,000 shares authorized; 30,126,764 shares issued and outstanding	3,013
Additional paid-in capital	62,762,727
Accumulated deficit	(47,110,338)

Total stockholders’ equity	15,655,457

Total liabilities and stockholders’ equity	$17,835,600

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF OPERATIONS
for the years ended March 31, 2006 and 2005

	2006	2005
Revenues:
Software licensing revenues	$2,681,478	$611,356
Software transactional revenues	908,040	617,342
Software maintenance revenues	432,878	349,606
Professional services revenues	2,952,781	1,108,445

Total revenues	6,975,177	2,686,749

Cost of Sales	1,555,776	903,733

Gross Profit	5,419,401	1,783,016

Operating expenses:
General and administrative	5,466,735	6,414,334
Depreciation and amortization	362,031	323,448

Total operating expenses	5,828,766	6,737,782

Loss from operations	(409,365)	(4,954,766)

Other income (expense):
Financing costs	(160,001)	(419,902)
Interest expense	(342,462)	(206,628)
Loss on extinguishment of debt	(206,000)	—
Litigation settlements	(222,600)	(924,200)
Other income (expense)	32,488	46,217
Gain on derivative liabilities	489,783	—

Total other income (expense)	(408,792)	(1,504,513)

Loss before provision for income taxes	(818,157)	(6,459,279)

Provision for income taxes	—	—

Net loss	$(818,157)	$(6,459,279)

Basic and diluted loss per share	$(0.03)	$(0.24)

Basic and diluted weighted-average shares outstanding	29,773,954	27,231,401

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
for the years ended March 31, 2006 and 2005

	Preferred Stock
	Convertible Series B		Common Stock
	Shares	Amount	Shares	Amount
Balance, March 31, 2004	629,666	$63	22,997,136	$2,300
Options granted to third parties	—	—	—	—
Warrants granted in settlement of litigation	—	—	—	—
Grant of deferred compensation (Note 7)	—	—	—	—
Amortization of deferred compensation	—	—	—	—
Common stock issued for:
Cash, less cost of offering ($641,500)	—	—	2,888,201	289
Exercise of Warrants / Options	—	—	1,649,794	164
Notes payable & accrued interest conversion	—	—	1,090,376	109
Conversion of Series B preferred stock	(79,999)	(8)	15,998	2
Settlement to terminate equity line financing (Note 8)	—	—	136,861	14
Current Period Profit (Loss)	—	—	—	—

Balance at March 31, 2005	549,667	$55	28,778,366	$2,878

[Additional columns below]
[Continued from above table, first column(s) repeated]

	Additional
	Paid— In	Deferred	Accumulated
	Capital	Compensation	Deficit	Total
Balance, March 31, 2004	$55,135,232	—	$(39,832,902)	$15,304,693
Options granted to third parties	68,559	—	—	68,559
Warrants granted in settlement of litigation	126,000	—	—	126,000
Grant of deferred Compensation (Note 7)	—	(21,500)	—	(21,500)
Amortization of deferred compensation	—	9,302	—	9,302
Common stock issued for:
Cash, less cost of offering ($641,500)	4,008,211	—	—	4,008,500
Exercise of Warrants / Options	1,172,994	—	—	1,173,158
Notes payable & accrued interest conversion	940,641	—	—	940,750
Conversion of Series B preferred stock	6	—	—	—
Settlement to terminate equity line financing (Note 8)	224,986	—	—	225,000
Current Period Profit (Loss)	—	—	$(6,459,279)	$(6,459,279)

Balance, March 31, 2005	$61,676,629	$(12,198)	$(46,292,181)	$15,375,183

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
for the years ended March 31, 2006 and 2005

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, March 31, 2005	549,667	$55	28,778,366	$2,878

Warrants issued for extinguishment of debt	—	—	—	—
Warrants issued in connection with waiver of certain rights held by an investor	—	—	—	—
Amortization of deferred compensation	—	—	—	—
Common stock issued for:
Cash, less cost of offering (14,550)	—	—	1,258,654	$126
Issued for conversion of convertible debenture	—	—	89,744	$9
Current Period profit / loss	—	—	—	—

Balance at March 31, 2006	549,667	$55	30,126,764	$3,013

	Additional
	Paid-In	Deferred	Accumulated
	Capital	Compensation	Deficit	Total
Balance, March 31, 2005	$61,676,629	$(12,198)	$(46,292,181)	$15,375,183
Options granted to third parties	58,450	—	—	58,450
Warrants issued for extinguishment of debt	206,000	—	—	206,000
Warrants issued in connection with waiver of certain rights held by an investor	185,000	—	—	185,000
Amortization of deferred compensation	—	12,198	—	12,198
Common stock issued for:
Cash, less cost of offering (14,550)	585,324	—	—	585,450
Conversion of convertible debenture	51,324	—	—	51,333
Current period profit / loss	—	—	(818,157)	(818,157)

Balance at March 31, 2006	$62,762,727	$—	$(47,110,338)	$15,655,457

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOWS
for the years ended March 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss from continuing operations	$(818,157)	$(6,459,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	362,031	323,448
Interest associated with creation of derivative liability	21,029	—
Loss on extinguishment of debt	206,000	—
Loss on disposition of furniture and equipment	5,512	—
Amortization of note discount on convertible promissory	240,655	343,824
Amortization of deferred compensation expense	(9,302)	9,302
Issuance of stock for interest	—	15,750
Issuance of stock for settlement of equity line of credit	—	225,000
Issuance of options to 3rd parties for services	58,450	68,559
Issuance of warrants to lender in exchange for waiver	160,000	—
Issuance of warrants for litigation settlement	—	126,000
Issuance of warrants for convertible promissory note conversions	—	—
Issuance of convertible promissory note for litigation settlement	—	768,199
Gain on derivatives	(489,783)	—
Changes in operating assets and liabilities:
Accounts receivable	(652,398)	389,811
Costs and estimated earnings in excess of billings on uncompleted contracts	(238,000)	—
Prepaid expenses and other current assets	(70,786)	21,044
Other assets	569	(16,348)
Deferred revenue	(287,282)	343,584
Accounts payable	(7,835)	(108,401)
Accrued expenses	136,268	(108,721)
Interest payable	—	4,421

Net cash used in operating activities	(1,383,029)	(4,053,807)

Cash flows from investing activities:
Purchase of property and equipment	(166,851)	(305,854)
Sales of fixed assets	4,482	—

Net cash used in investing activities	(162,369)	(305,854)

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOWS
for the years ended March 31, 2006 and 2005

	2006	2005
Cash flows from financing activities:
Proceeds from convertible promissory notes	700,000	—
Repayment of convertible promissory notes	—	(500,000)
Proceeds from stock sale	600,000	4,650,000
Stock issuance costs	(14,550)	(641,500)
Proceeds from the exercise of employee stock options	—	69,575
Proceeds from exercise of warrants	—	1,103,583
Proceeds from issuance of warrants to lender in exchange for waiver	25,000	—

Net cash provided by financing activities	1,310,450	4,681,658

Net (decrease) increase in cash and cash equivalents	(234,948)	321,997
Cash and cash equivalents, beginning of year	1,525,386	1,203,389

Cash and cash equivalents, end of year	$1,290,438	$1,525,386

Supplemental disclosures of cash flow information

Interest paid	$76,820	$48,222

The accompanying notes are an integral part of these financial statements.

US DATAWORKS INC.
NOTES TO FINANCIAL STATEMENTS
1.	Organization and Business

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

In one instance, the Company has entered into an integrated license, maintenance and services agreement with American Express Company, a significant customer. In accordance with SOP 97-2, the Company recognizes revenues from this agreement utilizing the percentage-of-completion contract accounting method. Percentage-of-completion is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. The Company generally considers contracts to be substantially complete upon acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as non reimbursable travel costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated loss estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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
SFAS 142 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not have an impairment of goodwill to record for the years ended March 31, 2006 or March 31, 2005.

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
Convertible Debt Financing & Derivative Liabilities
The Company reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated , the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.
In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”), the convertible debt holder’s conversion right provision, interest rate adjustment provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the convertible notes are not clearly and closely related to the characteristics of the notes. Accordingly, the features qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they are required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative instrument liabilities.
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
The Company has elected to follow Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock Based Compensation”, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized during the years ended March 31, 2006 and March 31, 2005.
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

US DATAWORKS INC.
NOTES TO FINANCIAL STATEMENTS
For purposes of proforma disclosure, the estimated fair value of the options is included in expense over the option’s vesting period or expected life. The Company’s proforma information for the years ended March 31, 2006 and 2005 is as follows:

	2006	2005
Net loss as reported	$(818,157)	$(6,459,279)

Add stock— based employee compensation expense included in net earnings (loss) as reported, net of related tax effects	0	0

Deduct stock— based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,449,998)	(1,835,277)

Net loss, pro forma	$(3,268,155)	$(8,294,556)

Basic and diluted loss per share, as reported	$(0.03)	$(0.24)

Basic and diluted loss per share, pro forma	$(0.11)	$(0.30)
The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended March 31, 2006 and 2005: dividend yields of 0% and 0%, respectively; expected volatility of 89% and 74%, respectively; risk-free interest rates of 4.01% and 2.84%, respectively; and expected lives of 3.0 and 3.0 years, respectively. The per-share weighted average fair values of stock options granted during the years ended March 31, 2006 and 2005 were $0.58 and $0.58, respectively.
Advertising Expense
Advertising costs are charged to expense as incurred. For the years ended March 31, 2006 and 2005, the Company recorded advertising expense of $23,342 and $147,232 respectively.
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

US DATAWORKS INC.
NOTES TO FINANCIAL STATEMENTS
The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (Options and Warrants typically convert on a one for one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	Year Ended March 31,
	2006	2005
Options outstanding under the Company’s stock option plans	3,499,115	3,926,783
Options granted outside the Company’s stock option plans	1,160,000	1,163,000
Warrants issued in conjunction with private placements	5,839,933	3,439,451
Warrants issued as a financing cost for notes payable and convertible notes payable	2,098,783	2,221,437
Warrants issued for services rendered and litigation settlement	360,769	280,000
Warrants issued as part of the April 2001 acquisition	67,200	67,200
Convertible Series B preferred stock (a)	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion price of $3.75 per share.
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
Two customers of the company accounted for 51% and 20% of the company’s net revenues for the year ended March 31, 2006.
Four customers of the company accounted for 34%, 19%, 12% and 12% of the company’s net revenues for the year ended March 31, 2005. Additionally, the company’s strategic resellers accounted for 8% and 19% of the company’s net sales for the year ended March 31, 2006 and 2005, respectively.
At March 31, 2006, amounts due from three customers, a major financial services provider, accounted for 66%, 18% and 7% of accounts receivable.

US DATAWORKS INC.
NOTES TO FINANCIAL STATEMENTS
Recently Issued Accounting Pronouncements
SFAS 123R
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (SFAS 123R). The statement requires that the Company record stock option expense in its financial statements based on a fair value methodology beginning no later than the first fiscal quarter beginning after December 15, 2005, the Company’s fourth quarter of the fiscal year ending March 31, 2006. The Company adopted SFAS 123R effective April 1, 2006, using the modified prospective method. This method applies the fair value based method to new awards and to awards modified, repurchased or cancelled after the required effective date. Also, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the service is rendered on or after the required effective date. As of April 1, 2006 the requisite service has been rendered for all outstanding options. Any options issued subsequent to April 1, 2006 will be accounted for under SFAS 123R.
In March of 2006, the Company accelerated the vesting of all outstanding stock options. The price of the Company’s common stock has declined significantly and the intrinsic value of each option is now less that at the date of grant. The Company did not feel that the remaining expense that would have been required upon the adoption of SFAS 123R would have been accurately reflective of the value of the outstanding options. The remaining amortization of compensation related to the fair value of these options is reflected in the pro forma net loss under “Stock Options” earlier in this footnote.

US DATAWORKS, INC.
NOTES TO FINANCIAL STATEMENTS
3. Property and Equipment
Property and equipment at March 31, 2006 consisted of the following:

Automobiles	$15,072
Furniture and fixtures	77,559
Telephone equipment	92,795
Computer equipment	536,454
Computer Software	1,271,098
Leasehold improvements	62,997

2,055,975
Less accumulated depreciation and amortization	(1,583,868)

Total	$472,107

Depreciation and amortization expense for the years ended March 31, 2006 and 2005 was $362,031 and $323,448, respectively.
4. Notes Payable — Related Parties
On January 22, 2001, the Company entered into a note payable with an advisory board member and shareholder for $50,000. The note is non-interest-bearing, is unsecured, and is due on demand. As of March 31, 2006, the outstanding balance on the note payable was $39,000.

US DATAWORKS, INC.
NOTES TO FINANCIAL STATEMENTS
5. Convertible Promissory Notes
Convertible promissory notes at March 31, 2006 consisted of the following:

Convertible promissory note, interest at 10% per annum, unsecured, $512,133 due September 15, 2006, $256,066 due September 15, 2007	$768,199

Convertible promissory note issued June 16, 2005 with $70,000 Original Issue Discount, due in 15 equal monthly installments beginning April 15, 2006, net of unamortized discount of $529,345	189,322

957,521

Less current portion	(598,788)

Long-term portion	$358,733

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
The changes to this debt caused the accounting treatment to be an extinguishment of the old debt and issuance of new debt instead of being treated as modification of debt. Therefore, the excess of the fair value of the note and warrants over the carrying amount of the debt is $206,000 and has been recorded as a loss on extinguishment for the year ended March 31, 2006.
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

US DATAWORKS, INC.
NOTES TO FINANCIAL STATEMENTS
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
On March 9, 2006, the Company amended the convertible debenture it issued on dated June 17, 2005 with a principal amount of $770,000 and an original issue discount of $70,000 for gross proceeds of $700,000. The amended convertible debenture is to be repaid in monthly installments of $51,333.33 beginning April 17, 2006 in shares of the Company’s common stock based on a conversion price equal to the lesser of (i) the then applicable conversion price, or (ii) 90% of the volume weighted average price of the Company’s common stock for the 10 trading days immediately preceding the payment; provided, that, such conversion price must be at least equal to the conversion floor of $0.23, or such monthly installment must be paid in cash. Under the terms of the amended convertible debenture, 25 calendar days prior to each monthly payment, the Company must deliver 89,744 shares of its common stock to the holder, which represents the monthly installment amount divided by the then conversion price.
In accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the debt features contained in the terms governing the notes are not clearly and closely related to the characteristics of the notes. Accordingly, the debt features qualify as embedded derivative instruments at issuance and, because they did not qualify for any scope exception within SFAS 133, they were required to be accounted for separately from the debt instrument and recorded as derivative financial instruments.
At the date of issuance, the embedded debt feature had an estimated initial fair value of $449,089, which was recorded as a discount to the convertible notes and derivative liability on our balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other income/(expense). The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with a closing price of $0.65, a conversion price as defined in the respective note agreement and a period of two years. Concerning the debt features, the model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.5%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. For the year ended March 31, 2006,due in part to a decrease in the market value of the Company’s common stock , the Company recorded an other income item on the statement of operations for the change in fair value of the embedded debt feature of approximately $330,673. At March 31, 2006, the estimated fair value of the embedded debt feature was approximately $118,416.
The recorded value of the embedded debt feature related to this debt can fluctuate significant based on fluctuations in the fair value of the Company’s common stock.
The warrants included with this note for purchase of the Company’s common stock had an initial value of $271,940. This amount has been classified as a derivative financial instrument and recorded as a liability on our balance sheet in accordance with SFAS 133. The estimated fair value of the warrants at the date of issuance was determined using the Black Scholes option-pricing model with a closing price of $1.14, the respective exercise price of the warrants, a 2 year term, and a 90% volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.50%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income/ (expense) on its statement of operations. The warrant derivative liability at March 31, 2006, decreased to a fair value of $112,830, due in part to a decrease in the market value of the company’s common stock, which resulted in an other income item of $159,110.
The recorded value of the warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

US DATAWORKS, INC.
NOTES TO FINANCIAL STATEMENTS
6.	Commitments and Contingencies

Leases

The Company leases an office in Houston, Texas under an operating lease agreement that expires in July 2007. Rent expense was $363,690 and $282,735 for the years ended March 31, 2006 and 2005, respectively.

Future minimum lease payments under operating leases at March 31, 2006 were as follows:

Year Ended	Operating
March 31,	Lease
2007	289,055
2008	96,688

$385,743

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

In June 2005, two of the Company’s former employees initiated arbitration against the Company alleging wrongful termination and sought severance pay. Arbitration was held on March 28, 2006.

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

At March 31, 2006, there were accumulated, undeclared dividends in arrears of $210,767 or $0.38 per share.

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
Common Stock and Warrants
During the year ended March 31, 2006, the Company completed the following:
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

US DATAWORKS, INC.
NOTES TO FINANCIAL STATEMENTS
On November 22, 2005, the Company entered into an agreement with the institutional investor owning the $770,000 convertible debenture issued June 16, 2005 whereby the investor agreed to (i) pay the Company $25,000 and (ii) waive all rights the institutional investor may have related to the Company’s September 15, 2005 amended note agreement with an individual investor (see Note 5) in exchange for a common stock purchase warrant to purchase up to 650,000 shares of the Company’s common stock at an exercise price of $0.59 per share, which warrant will expire on November 22, 2008. Using the Black-Scholes pricing model the Company has determined the value of the warrants issued in connection with this November 22, 2005 agreement to be $185,000. This amount, less the $25,000 proceeds received, has been recorded as Financing costs expense for the year ended March 31, 2006.
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

US DATAWORKS, INC.
NOTES TO FINANCIAL STATEMENTS
Stock Options
In August 1999, the Company implemented its 1999 Stock Option Plan (the “1999 Plan”). In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”), which amends and restates the 1999 Plan. Under the 2000 Plan, the maximum aggregate number of shares which may be granted is 6,000,000. The exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying period and expire 10 years from the date of vesting. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting.
During the years ended March 31, 2006 and 2005, the Company granted 1,174,400 and 2,084,836 stock options, respectively, to certain employees that may be exercised at prices ranging between $0.65 and $0.44, and between $1.36 and $0.78, respectively.
The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, March 31, 2004	2,493,750	$1.95	694,100	$3.68
Granted	1,504,836	$1.02	580,000	$1.49
Forfeited/cancelled	—	$—	(111,100)	$19.99
Exercised	(71,803)	$.31	—	$—
Outstanding, March 31, 2005	3,926,783	$1.60	1,163,000	$1.07
Granted	1,174,400	$0.58	—	$—
Forfeited/cancelled	1,602,068	$2.35	3,000	$21.72
Outstanding, March 31, 2006	3,499,115	$0.94	1,160,000	$1.02
Exercisable, March 31, 2006	3,499,115	$0.94	1,160,000	$1.02

US DATAWORKS, INC.
NOTES TO FINANCIAL STATEMENTS
___
The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at March 31, 2006 were 8.02 years and $0.94, respectively. The exercise prices for the options outstanding at March 31, 2006 ranged from $0.44 to $6.25, and information relating to these options is as follows:

					Weighted-
			Weighted-		Average
			Average	Weighted	Exercise
Range of	Stock	Stock	Remaining	-Average	Price of
Exercise	Options	Options	Contractual	Exercise	Options
Prices	Outstanding	Exercisable	Life	Price	Exercisable
$0.44 - 0.80	2,324,280	2,324,280	8.19 years	$0.57	$0.57
$0.81 - 1.35	1,495,835	1,495,835	7.86 years	$0.96	$0.96
$1.36 - 6.25	839,000	839,000	7.86 years	$1.94	$1.94
	4,659,115	4,659,115
8. Income Taxes
The tax effects of temporary differences that give rise to deferred taxes at March 31, 2006 were as follows:

Deferred tax assets:
United States federal net operating loss carryforwards	$9,031,137
Effect of state net operating loss carryforwards	796,865
Deferred Revenue	12,340
Allowance for doubtful collections	—
Accrued liabilities	41,123

Total deferred tax assets	9,881,465

Valuation allowance	(9,854,749)

Deferred tax assets	26,716

Deferred tax liability — Basis of property and equipment	(26,716)

Net deferred tax assets	$—

The valuation allowance increased by $159,194 during the year ended March 31, 2006 and increased by $2,092,720 during the year ended March 31, 2005. At March 31, 2006, the Company had approximately $26,600,000 of federal net operating loss carryforwards attributable to losses incurred since the Company’s inception that may be offset against future taxable income through 2026. Because United States tax laws and the tax laws of most states limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Based on such limitations, the Company has significant NOL carryforwards for which realization of tax benefits is uncertain. Further, the benefit from utilization of NOL carryforwards could be subject to limitations if material ownership changes occur in the Company. For the years ended March 31, 2006 and 2005, the Company recognized revisions to deferred tax assets with offsetting revisions to the valuation allowance that resulted in an insignificant net change in the aggregate of total deferred tax assets less the valuation allowance.

US DATAWORKS, INC.
NOTES TO FINANCIAL STATEMENTS
___
Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as follows:

	2006	2005
Income tax benefit at federal statutory rate	34.0%	34.0%
Non-deductible interest expense from beneficial conversion feature and issuance of common stock and stock warrants	(7.2)	(2.0)
Non-deductible compensation and other expense arising from issuance of common stock and stock warrants	(2.6)	(2.5)
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	(26.0)	(32.4)
State income taxes	3.0	3.0
Other	(1.2)	(0.1)

Total	—%	—%

9.	Subsequent Events

Subsequent to the fiscal year end 2006 the Company recorded approximately $220,000 related to a legal matter in which it is probable that the company will sustain a loss. This accrual is reflected in the balance sheet of the company at March 31, 2006.

10.	Restatement of Quarterly Information

The Company concluded that it was necessary to restate its financial results for the interim periods ended June 30, September 30 and December 31, 2005 to reflect additional non-operating gains and losses related to certain features included is the Company’s debt that require derivative treatment. (see note 5)

The Company had previously classified the value of its conversion features and warrants to purchase common stock as debt discounts. After further review, the Company has determined that these instruments should have been recorded as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The following is a summary of the restatement adjustments:
STATEMENTS OF OPERATIONS
For Quarter ending June 30, 2005

	As Previously
	Reported	Adjustments	As Restated
Revenue	$1,080,339	$—	$1,080,339
Loss from operations	(939,962)	—	(939,962)
Other income (expense):
Financing costs	(11,704)	11,704	—
Interest expense	(23,933)	(29,672)	(53,605)
Loss on extinguishment of debt	—	—	—
Gain/Loss on derivatives	—	208,269	208,269
Other income (expense)	6,799	—	6,799

Net income / loss	$(968,800)	$190,301	$(778,499)

Net income / loss per common share; basic and undiluted	$(0.03)	$—	$(0.03)

BALANCE SHEET

	As Previously
	Reported	Adjustments	As Restated
Total Assets	$17,498,722	$—	$17,498,722
Total liabilities	1,872,562	394,883	2,267,445
Stockholders Equity	15,626,160	(394,883)	15,231,277
STATEMENTS OF OPERATIONS
For Quarter ending September 30, 2005

	As Previously
	Reported	Adjustments	As Restated
Revenue	$2,732,293	$—	$2,732,293
Loss from operations	885,734	—	885,734
Other income (expense):
Financing costs	(76,658)	76,658	—
Interest expense	(27,605)	(63,441)	(91,046)
Loss on extinguishment of debt	—	(206,000)	(206,000)
Gain/Loss on derivatives	—	210,827	210,827
Other income (expense)	9,419	—	9,419

Net income / loss	$790,890	$18,044	$808,934

Net income / loss per common share; basic and undiluted	$(0.03)	$—	$(0.03)

BALANCE SHEET

	As Previously
	Reported	Adjustments	As Restated
Total Assets	$18,147,023	$—	$18,147,023
Total liabilities	1,511,610	376,838	1,888,448
Stockholders Equity	16,635,413	(376,838)	16,258,574
STATEMENTS OF OPERATIONS
For Quarter ending December 31, 2005

	As Previously
	Reported	Adjustments	As Restated
Revenue	$1,086,553	$—	$1,086,553
Loss from operations	(587,267)	—	(587,267)
Other income (expense):
Financing costs	(268,846)	108,846	(160,000)
Interest expense	(27,605)	(68,907)	(96,512)
Loss on extinguishment of debt	—	—	—
Gain/Loss on derivatives	—	34,633	34,633
Other income (expense)	8,249	—	8,249

Net income / loss	$(875,469)	$74,572	$(800,897)

Net income / loss per common share; basic and undiluted	$(0.03)	$—	$(0.03)

BALANCE SHEET

	As Previously
	Reported	Adjustments	As Restated
Total Assets	$17,625,603	$—	$17,625,603
Total liabilities	1,676,090	302,266	1,978,356
Stockholders Equity	15,949,514	(302,266)	15,647,247

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 8A. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, have concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 8B. Other Information
None.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
Organization of the Board of Directors.
     Our directors are divided into three classes designated Class I, Class II and Class III. Each class consists, as nearly as possible, of one-third of the total number of directors constituting the entire Board of Directors. Under our Bylaws, Class I directors will serve until the annual meeting of stockholders in 2006. At the 2004 annual meeting of stockholders, Class II directors were elected for a term expiring at the 2007 annual meeting of stockholders. At the 2005 annual meeting of stockholders, Class III directors were elected for a term expiring at the 2008 annual meeting of stockholders. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting shall be elected for a term expiring at the third succeeding annual meeting. Each director holds office until the annual meeting for the year in which his term expires and until his successor has been elected and qualified.
     As of June 21, 2006, our directors were as follows:

Name	Class	Age	Position(s)
Charles E. Ramey	Class III	65	Chief Executive Officer and Director
Terry Stepanik	Class III	55	President, Chief Operating Officer and Director
Joe Abrell	Class I	71	Director
J. Patrick Millinor	Class III	60	Director
John L. Nicholson, MD	Class I	71	Director
Hayden D. Watson	Class II	57	Lead Director
Thomas L. West Jr.	Class II	69	Director
     Charles E. Ramey has served as a director since July 2001 and became our Chief Executive Officer in December 2001. Prior to joining US Dataworks, Mr. Ramey was a private investor from December 1998 through July 2001 and was President and co-founder of PaymentNet Inc., now Signio Inc., an outsourced e-commerce payment processing company, from April 1996 to December 1998.
     Terry Stepanik has served as a director since September 2002 and our President and Chief Operating Officer since April 2001. Mr. Stepanik also served as our Interim Chief Financial Officer from September 2002 to March 2003. In November 1997, Mr. Stepanik co-founder of US Dataworks, Inc., a Delaware corporation, which we acquired in April 2001, and served as its President from November 1997 to April 2001. From April 1994 to November 1997, Mr. Stepanik was the Senior Project Manager for TeleCheck Services, Inc., a provider of paper and electronic check services.
     Joe Abrell has served as a director since October 1999. From July 1997 until his retirement in December 1999, he served as a consultant at PrimeCo Personal Communications, a wireless technology company. From July 1986 to December 1999, he operated his own public relations and marketing firm, Joe Abrell, Inc.
     J. Patrick Millinor, Jr. has served as a director since December 2004. He has served as Chairman and Chief Executive Officer of Ampam, Inc. since October 2004. From 2000 until he joined Ampam, he held several positions in conjunction with his association with a venture capital group. His positions included Chairman of Encompass, Inc., Chairman of ADViSYS, Inc., and Chief Financial Officer of Agennix, Incorporated. Between 1986 and 2000, Mr. Millinor held several executive positions, including Chief Executive Officer of GroupMAC, Inc., Chief Executive Officer of UltrAir, Inc., and Chief Operating Officer of Commonwealth Financial Group, Inc. He was a partner with KPMG LLP for eight years prior to 1986. Mr. Millinor currently sits on the boards of Ampam, Inc. and Agennix, Incorporated.
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
Audit Committee
     We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act by the Board of Directors for the purpose of overseeing our accounting and financial reporting processes and our audits and financial statements. The Audit Committee, which held ten meetings in fiscal 2006, currently consists of Mr. Abrell, Mr. Millinor, Dr. Nicholson and Mr. Watson, each of whom are qualified to serve on the Audit Committee under rules of the American Stock Exchange. Mr. Watson currently serves as the Chairman of the Audit Committee. Our Board of Directors has determined that Mr. Millinor is qualified to serve as the Company’s audit committee financial expert, as such term is defined in Item 401 of Regulation S-B. Mr. Millinor is an independent director, as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
     The Audit Committee’s primary functions are to oversee the integrity of our financial statements, our compliance with legal and regulatory reporting requirements, appoint our independent registered public accounting firm whose duty it is to audit our financial records for the fiscal year for which it is appointed, evaluate the qualifications and independence of the independent auditors, oversee the performance of our internal audit function and independent auditors, and determine the compensation and oversee the work of the independent auditors. It is not the duty of the Audit Committee to plan or conduct audits or to determine that our financial statements are complete and accurate and are prepared in accordance with generally accepted accounting principles. Management is responsible for preparing our financial statements, and the independent auditors are responsible for auditing those financial statements.
Executive Officers
     As of June 21, 2006, the following persons were our executive officers:

Name	Age	Position
Charles E. Ramey	65	Chief Executive Officer and Director
Terry Stepanik	55	President, Chief Operating Officer and Director
John T. McLaughlin	51	Chief Accounting Officer
John J. Figone	45	Vice President of Business Operations and General Counsel
Mario Villarreal	35	Senior Vice President and Chief Technology Officer
     Information concerning Messrs. Ramey and Stepanik is provided under the section entitled “Organization of the Board of Directors.”
     John T. McLaughlin has served as our Chief Accounting Officer since March 2006, and as our Controller from February 2005 to March 2006. Prior to joining us, Mr. McLaughlin was self employed as a financial consultant to companies involved in wholesale and retail distribution. From 1995 through 2000, he served in various accounting and finance roles with companies involved in manufacturing and distribution of computer and office equipment. Mr. McLaughlin’s earlier experience included internal audit activities for a publicly traded oil and gas services company
     John J. Figone has served as of Vice President of Business Operations and General Counsel since September 2003. Prior to joining us, Mr. Figone served as an attorney at the law firm of Pillsbury Winthrop Shaw Pittman LLP from 2000 to September 2003, as well as at the law firm of Ferrari, Olsen, Ottoboni & Bebb LLP from 1998 to 2000. Mr. Figone worked for the City and County of San Francisco where he was in charge of Special Projects from 1994 to 1998. In 1994, Mr. Figone became Senior Negotiator for the City and County of San Francisco.

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
Code of Ethics
     In April 2003, our Board of Directors adopted a Code of Business Conduct and Ethics governing all our officers, directors and employees. Our Code of Business Conduct and Ethics is available on our corporate website at http://www.usdataworks.com on the “Investor Relations” page under “Code of Business Conduct and Ethics.” We intend to disclose on our website any waivers or amendments to our Code of Business Conduct and Ethics within five business days of such action.
Item 10. Executive Compensation
Executive Compensation and Related Information
     The following table sets forth compensation for services rendered in all capacities to US Dataworks for the three fiscal years ended March 31, 2006 for our Chief Executive Officer and the four other most highly compensated executive officers as of March 31, 2006 whose total annual salary and bonus for fiscal 2006 exceeded $100,000 (collectively, the “Named Officers”).
Summary Compensation Table

					Long— Term
					Compensation
					Awards
					Securities
		Annual Compensation			Underlying	All Other
Name and Principal Position	Year	Salary($)		Bonus($)	Options(#)(1)	Compensation ($)
Charles E. Ramey	2006	200,000		1,000	—	—
Chief Executive Officer	2005	200,000		1,000	—	—
	2004	200,000		—	400,000	—

Terry Stepanik	2006	175,000		1,000	—	—
President and Chief	2005	175,000		1,000	290,000	—
Operating Officer	2004	175,000		—	710,000	—

John Reiland	2006	144,500	(2)	750
Chief Financial Officer	2005	150,000		750	200,000	—
	2004	150,000		—	150,000	—

John J. Figone	2006	150,000		750
Vice President and	2005	150,000		230,750	—	—
General Counsel	2004	150,000		—	400,000	—

Mario Villarreal	2006	175,000		1,000
S. VP and Chief Technology	2005	165,000		1,000	290,000	—
Officer	2004	150,000		—	710,000	—

(1)	All share amounts have been adjusted to reflect the one-for- five reverse stock split effective on September 29, 2003.

(2)	Mr. Reiland resigned in March 2006.

Stock Options
     The following table provides summary information concerning stock options held as of March 31, 2006 by each of the executive officers.
Aggregate Fiscal Year— End Option Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Shares		Options Held at		In-the-Money Options at
	Acquired	Value	March 31, 2006 (#)		March 31, 2006 ($) (1)
Name	On Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles E. Ramey	—	—	403,000	—	—	—
Terry Stepanik	—	—	937,250	—	—	—
John J. Figone	—	—	—	—	—	—
Mario Villarreal	—	—	996,363	—	—	—

(1)	Calculated on the basis of the fair market value of the underlying securities at March 31, 2006 ($0.46 per share) as reported on the American Stock Exchange minus the exercise price.
Compensation of Directors
     Each non-employee director receives a fee for attendance at each meeting of the Board of Directors according to the following schedule: $5,000 for attendance at a board meeting in person and $1,000 for attendance at a board meeting by telephone. Additionally, directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors or the committees thereof, and for other expenses reasonably incurred in their capacity as our directors. Upon election to the Board of Directors at an annual meeting of stockholders, each such elected or re-elected non-employee director receives an option to purchase 100,000 shares of our common stock, or the Election Stock Option. If elected to serve a term of less than three years the non-employee director receives a pro rata portion of the 100,000 shares. Each non-employee director will also receive an option to purchase 60,000 shares of our common stock annually. The Lead Director and the Audit Committee Chairperson will also receive an option to purchase 50,000 shares of our common stock annually while each Chairperson of a committee, other than the Audit Committee, will receive an option to purchase 30,000 shares of our common stock annually. In addition, for each committee, other than the Audit Committee, on which a non-employee director serves, except as Chairperson, the non-employee director will receive an option to purchase 10,000 shares of our common stock annually. Finally, members of the Audit Committee, except the Chairperson, will receive an option to purchase 15,000 shares of our common stock annually. These non-employee director options, except the Election Stock Option, vest in full on the one year anniversary of the date of grant. The Election Stock Option vests ___.
     Upon the appointment of Mr. Millinor to the Board and to the Audit Committee, he received options to purchase 48,334 shares of our common stock at an exercise price of $1.16 per share, which was the fair market value of our common stock on the date of grant.
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
     On March 17, 2003, we entered into an employment agreement with John S. Reiland, pursuant to which he was employed as our Chief Financial Officer at an annual base salary of $150,000. The agreement allowed either party may terminate the agreement with at least thirty days prior written notice. In the event Mr. Reiland was terminated, other than for cause, he would have been entitled to receive a lump sum payment equal to two months base salary and all his options and cash bonuses, if any, would become fully vested and payable. In addition, on April 12, 2004, we granted a deferred compensation award to Mr. Reiland. The award provided for a payment equal to the product of 200,000 multiplied by an amount equal to (a) our average 20 day trailing stock price on the third anniversary date of his employment, March 17, 2006, less (b) $0.55, our stock price on the date of his employment. In no event may the payment amount exceed $430,000. The payment amount, if any, is cancelable in the event of Mr. Reiland’s voluntary termination or termination by us for Cause. On March 15, 2006, Mr. Reiland voluntarily terminated his employment with us and as such he was not entitled to any severance payments discussed above.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth certain information as of June 21, 2006, as to shares of our common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of any class of our capital stock, (ii) each of our Named Officers, (iii) each of our directors and (iv) all of our current directors and executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o US Dataworks, Inc., 5301 Hollister Road, Suite 250, Houston, Texas 77040. All share amounts have been adjusted to reflect the one-for-five reverse stock split effective on September 29, 2003.

	Amount and Nature of Beneficial Ownership
			Right To
		Shares of	Acquire
	Shares of	Series B	Beneficial		Percentage of Class
	Common	Preferred	Ownership of		Beneficially Owned		Percentage of Voting
	Stock	Stock	Common Stock	Total			Securities
Name and Address of	Beneficially	Beneficially	within 60 days	Common	Common	Series B	Beneficially
Beneficial Owner	Owned	Owned	of June 21, 2006	Stock	Stock (2)	Preferred Stock	Owned(1)(2)
5% Stockholders
Mark Deveau	37,322	56,000	11,200	48,522	*	10.2%	*
Harvey M. Gammon (3)	44,569	280,000	56,000	101,769	*	50.9	*
Thomas & Lois Gibbons	503	67,000	13,400	13,903	*	12.2	*

Named Officers and Directors
Charles E. Ramey	2,065,210	*	2,194,250	4,259,460	14.0	*	14.0
Terry Stepanik	248,466	*	1,000,850	1,249,316	4.1	*	4.1
John S. Reiland	5,000	*	—	5,000	*	*	*
John J. Figone	750	*	300,000	300,750	1.0	*	1.0
Mario Villarreal	101,670	*	1,021,313	1,123,033	3.7	*	3.7
Joe Abrell	1,000	*	132,000	133,000	*	*	*
J. Patrick Millinor, Jr.	—		48,334	48,334	*	*	*
John L. Nicholson (4)	313,146	133,334	188,076	501,222	1.6	24.3	1.6
Hayden D. Watson	—	*	239,334	239,334	*	*	*
Thomas L. West, Jr.	18,000	*	157,334	175,334	*	*	*
All current directors and executive officers as a group (10 persons)	2,753,242	133,334	5,281,491	8,034,783	24.4	24.3	24.4

*	Amount represents less than 1% of our common stock.

(1)	To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them, subject to community property law, where applicable, and the information contained in the footnotes to this table.

(2)	Applicable percentage ownership of common stock is based on 30,348,133 shares of common stock issued and outstanding as of June 21, 2006. Series B Preferred Stock is based on 549,667 shares of Series B Preferred Stock outstanding on June 21, 2006. Applicable percentage ownership of voting securities is based on 28,888,299 shares of common stock issued and outstanding as of June 21, 2006, including shares of Series B Preferred Stock convertible into common stock. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock, held by that person, that are currently exercisable or exercisable within 60 days of June 21, 2006 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of another person.
(3)	Includes 25,873 shares held by the Sterling Trust Company Trustee FBO Harvey M. Gammon.
(4)	Includes 165,454 shares held by J.L. Nicholson MD Inc. 401— K FBO John L. Nicholson, 50,000 shares held by JLN Trust DTD April 26, 2001 and 55,031 shares held by John L. Nicholson MD Inc. FBO John L. Nicholson.
Equity Compensation Plan Information
     The following table sets forth certain information as to our equity compensation plans for fiscal 2006. All share amounts have been adjusted to reflect the one-for- five reverse stock split effective on September 29, 2003.

			Number of securities
		Weighted average	remaining available for
	Number of securities to be	exercise price of	future issuance under
	issued upon exercise of	outstanding options,	equity compensation plans
	outstanding options,	warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by the stockholders	3,499,115	$0.92	2,600,885
Equity compensation plans not approved by the stockholders	1,160,000	$1.02	-

Total	4,659,115	$0.94	2,600,885
     The Amended and Restated 2000 Stock Option Plan is our only equity compensation plan that has been approved by the stockholders. We have also granted non-statutory stock options to purchase shares of our common stock pursuant to stock option agreements. These grants were made outside of our 2000 Stock Option Plan. The exercise prices of these options were equal to the fair market value of our common stock on the date of grant. These options vest over periods up to three years from the date of grant and have a duration of ten years (1,160,000). The exercise price may be paid in cash or by a net issuance.
Item 12. Certain Relationships and Related Transactions
     In connection with Mr. Figone’s relocation to our headquarters in Houston, Texas in August 2003, we guaranteed a personal loan with Amegy Bank of Texas on his behalf. On May 20, 2004, Mr. Figone repaid the principal and accrued interest in full. Accordingly, we are no longer a guarantor of the loan.
Item 13. Exhibits
     The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB/A has been identified.

Exhibit
Number	Description of Document
3(i).1	Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

3(i).2	Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2000).

Exhibit
Number	Description of Document
3(i).3	Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(1).3 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

3(i).4	Certificate of Amendment to Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(h) to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2001).

3(i).5	Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S— 3 filed May 14, 2002).

3(ii)	Amended and Restated Bylaws. (incorporated by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended December 31, 2002).

4.1	Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

4.2	Registration Rights Agreement dated as of June 30, 2003 between the Registrant and Icon Investors Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8— K, filed with the SEC on July 10, 2003).

4.3	Finder’s Fee and Piggyback Registration Rights Agreement dated June 30, 2003 between the Registrant and Bridgewater Capital (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003.)

4.4	Registration Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

4.5	1% Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8— K filed October 9, 2003).

4.6	Form of Common Stock Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8— K, filed with the SEC on October 9, 2003).

4.7	Registration Rights Agreement, dated as of October 2, 2003, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8— K, filed with the SEC on October 9, 2003).

4.8	Registration Rights Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

4.9	Registration Agreement dated as of November 12, 2004, between the Registrant and Peter Simons (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

Exhibit
Number	Description of Document
4.10	Common Stock Purchase Warrant to purchase up to 160,000 shares of the Registrant Common Stock issued to Peter Simons (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

4.11	Amended and Restated 10% Convertible Debenture issued by the Registrant for the benefit of Peter Simons dated effective September 15, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2005).

4.12	Common Stock Purchase Warrant to purchase up to 650,000 shares of the Registrant’s Common Stock issued to Peter Simons (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2005).

4.13	Registration Agreement, dated as of September 15, 2005, between the Registrant and Peter Simons (incorporated by reference to Exhibit 4.3 the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2005).

4.14	Convertible Debenture issued by the Registrant for the benefit of Crescent International Ltd. dated June 17, 2005 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).

4.15	Short-Term Common Stock Purchase Warrant to purchase up to 407,926 shares of the Registrant’s Common Stock issued to Crescent International Ltd. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).

4.16	Long-Term Common Stock Purchase Warrant to purchase up to 471,154 shares of the Registrant’s Common Stock issued to Crescent International Ltd. (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).

4.17	Registration Rights Agreement, dated as of June 17, 2005, by and between the Registrant and Crescent International Ltd. (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).

4.18	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

4.19	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

4.20	Registration Rights Agreement, dated June 16, 2005, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

4.21	Amendment to Convertible Debenture issued by the Registrant for the benefit of Crescent International Ltd. dated March 9, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2006).

10.1†	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S— 8 (File No. 333— 102840)).

10.2†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2003).

10.3	Lease Agreement dated as of November 18, 1997, by and between Allstate Dataworks, LLC and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

Exhibit
Number	Description of Document
10.4	Second Addendum to Lease Contract dated as of October 28, 2000, by and between US Dataworks, Inc., a Delaware corporation, and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.5	Fourth Amendment to Lease Agreement dated as of May 14, 2002 by and between the Registrant and MLCV Hollister LP. (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.6	Form of Warrant Agreement between the Registrant and each of Messrs. Cooper, Shapiro, Stepanik and Villarreal (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.7	Form of Warrant Agreement. (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.8	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.9	Warrant Agreement for Common Stock of Sonicport, Inc. dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.10	Convertible Secured Promissory Note dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.11	Form of Promissory Note between the Registrant and each of David Baeza and Stanton Dodson. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.12†	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S— 8 (File No. 333— 102842)).

10.13†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2003).

10.14	Note and Warrant Purchase Agreement by and among the Registrant, Charles E. Ramey and LaJolla Cove LA Investors, Inc., dated June 6, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.15	Form of Warrant Agreement between the Registrant and La Jolla Cove LA Investors, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.16	Convertible Debenture and Warrant Agreement dated June 30, 2003 by and between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

Exhibit
Number	Description of Document
10.17	Warrant Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.18	Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.19	Subordinated Convertible Note and Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.20	Venison Warrant Agreement dated June 25, 2003 between the Registrant and Barry Venison (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.21	Voting Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.22	Form of 8% Subordinated Promissory Note dated June 6, 2003 between the Registrant and La Jolla Cove Investors, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.23	5% Convertible Debenture between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.24	Convertible Subordinated Promissory Note dated July 10, 2003 between the Registrant and Charles Ramey. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.25	8% Convertible Promissory Note between the Registrant and Barry Venison. (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.26	Form of Note and Warrant Conversion Agreement dated June 25, 2003 between the Registrant and Barry Venison, Brad Friedel, John Barnes and Darren Ridge (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.27	Form of replacement Warrant Agreement between the Registrant and each of Barry Venison, Brad Friedel, John Barnes and Darren Ridge. (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.28	Promissory Note dated December 31, 2002 between the Registrant and ACI Communications holdings, Inc. f/k/a/ AllState Communications, Inc. . (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.29	Amendment No. 1 to Settlement Agreement dated December 31, 2002 between the Registrant, Frank Montelione, Russel Leventhal, ACI Communications Holdings, Inc. f/k/a/ AllState Communications, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

Exhibit
Number	Description of Document
10.30	Security Agreement dated December 31, 2002 between the Registrant and ACI Communications Holdings, Inc. f/k/a/ AllState Communications Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.31†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Mario Villarreal. (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.32†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.33†	Employment Agreement dated April 2, 2003 between the Registrant and Terry Stepanik (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10— QSB for the quarter ended September 30, 2003).

10.34†	Employment Agreement dated April 2, 2003 between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly report on Form 10— QSB for the quarter ended September 30, 2003).

10.35†	Employment Agreement dated May 13, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly report on Form 10— QSB for the quarter ended September 30, 2003).

10.36†	Employment Agreement dated April 2, 2003 between the Registrant and John J. Figone (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly report on Form 10— QSB for the quarter ended September 30, 2003).

10.37†	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

10.38	Common Stock Purchase and Warrant Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

10.39	Form of Common Stock Purchase and Warrant Agreement between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

10.40	Advisory Agreement dated June 6, 2003 between the Registrant and Merriman Curhan Ford & Co. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

10.41	Advisory Agreement dated July 2, 2003 between the Registrant and Merriman Curhan Ford & Co. (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form SB— 2/A filed November 26, 2003 (File No. 333— 108536)).

10.42	Common Stock Purchase and Warrant Agreement dated as of October 2, 2003 between the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8— K filed October 9, 2003).

Exhibit
Number	Description of Document
10.43	Convertible Debenture and Warrant Agreement dated as of October 2, 2003 between the Registrant and John Winfield IRA (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8— K filed October 9, 2003).

10.44	Securities Purchase Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.45	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.46	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.47	Settlement & Release Agreement, dated as of April 26, 2004, by and between the Registrant and Icon Investors, Ltd. (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.48†	Additional Compensation Agreement made and effective as of April 12, 2004, by and between the Company and John S. Reiland (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004).

10.49	Settlement Agreement and Mutual Release dated November 12, 2004, by and between the Registrant and Peter Simons (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

10.50	Amended Warrants Agreement dated December 6, 2004 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2004).

10.51	First Amendment to Amended Warrants Agreement dated December 9, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2004).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer or person performing similar functions.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer or person performing similar functions.

†	Indicates management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services
Audit Fees
The aggregate fees billed for professional services rendered by Ham, Langston & Brezina, LLP for the audit of our financial statements for each of the fiscal years ended March 31, 2006 and March 31, 2005, and the reviews of the financial statements included in our Forms 10- QSB for such fiscal years were $52,000 and $54,000, respectively.
Audit— Related Fees
The aggregate fees billed in each of the fiscal years ended March 31, 2006 and March 31, 2005 for assurance and related services rendered by Ham, Langston & Brezina, LLP that are related to the performance of the audit or review of our financial statements but not reportable as Audit Fees were $2,400 and $8,100, respectively. Audit— Related Fees in both fiscal 2006 and fiscal 2005 were primarily for review of the financial statements and other information contained in our SB— 2, S— 3 and S-8 filings with the SEC.
Tax Fees
The aggregate fees billed for professional services rendered by Ham, Langston & Brezina, LLP for tax compliance, tax advice, and tax planning in each of the fiscal years ended March 31, 2006 and March 31, 2005 were $7,500 and $10,600. Tax Fees in fiscal 2006 and fiscal 2005 were incurred for: (i) preparation of the preceding calendar year’s Federal corporate tax return; (ii) preparation of state franchise tax returns; and (iii) consultation.
All Other Fees
     There were no other fees billed for services rendered by Ham, Langston & Brezina, LLP not reportable as Audit Fees, Audit Related Fees or Tax Fees for each of the fiscal years ended March 31, 2006 and March 31, 2005.
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
Charles E. Ramey
Chief Executive Officer
Date: June 29, 2006

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles E. Ramey and John T. McLaughlin, and each of them, his true and lawful attorneys— in— fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10- KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys— in— fact or their substitute or substitutes may do or cause to be done by virtue hereof.
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Charles E. Ramey Charles E. Ramey	Chief Executive Officer (Principal Executive Officer) and Director	June 29, 2006
/s/ John T. McLaughlin John T. McLaughlin	Chief Accounting Officer (Principal Accounting Officer)	June 29, 2006
/s/ Joe Abrell Joe Abrell	Director	June 29, 2006
/s/ J. Patrick Millinor J. Patrick Millinor	Director	June 29, 2006
/s/ John L. Nicholson, M.D. John L. Nicholson, M.D.	Director	June 29, 2006
/s/ Terry Stepanik Terry Stepanik	Director	June 29, 2006
/s/ Hayden D. Watson Hayden D. Watson.	Director	June 29, 2006
/s/ Thomas L. West, Jr. Thomas L. West, Jr.	Director	June 29, 2006

EXHIBIT INDEX

Exhibit
Number	Description of Document
3(i).1	Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

3(i).2	Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2000).

3(i).3	Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(1).3 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

3(i).4	Certificate of Amendment to Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(h) to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2001).

3(i).5	Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S— 3 filed May 14, 2002).

3(ii)	Amended and Restated Bylaws. (incorporated by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended December 31, 2002).

4.1	Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

4.2	Registration Rights Agreement dated as of June 30, 2003 between the Registrant and Icon Investors Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8— K, filed with the SEC on July 10, 2003).

4.3	Finder’s Fee and Piggyback Registration Rights Agreement dated June 30, 2003 between the Registrant and Bridgewater Capital (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003.)

4.4	Registration Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

4.5	1% Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8— K filed October 9, 2003).

4.6	Form of Common Stock Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8— K, filed with the SEC on October 9, 2003).

4.7	Registration Rights Agreement, dated as of October 2, 2003, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8— K, filed with the SEC on October 9, 2003).

4.8	Registration Rights Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

Exhibit
Number	Description of Document
4.9	Registration Agreement dated as of November 12, 2004, between the Registrant and Peter Simons (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

4.10	Common Stock Purchase Warrant to purchase up to 160,000 shares of the Registrant Common Stock issued to Peter Simons (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

4.11	Amended and Restated 10% Convertible Debenture issued by the Registrant for the benefit of Peter Simons dated effective September 15, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2005).

4.12	Common Stock Purchase Warrant to purchase up to 650,000 shares of the Registrant’s Common Stock issued to Peter Simons (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2005).

4.13	Registration Agreement, dated as of September 15, 2005, between the Registrant and Peter Simons (incorporated by reference to Exhibit 4.3 the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2005).

4.14	Convertible Debenture issued by the Registrant for the benefit of Crescent International Ltd. dated June 17, 2005 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).

4.15	Short-Term Common Stock Purchase Warrant to purchase up to 407,926 shares of the Registrant’s Common Stock issued to Crescent International Ltd. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).

4.16	Long-Term Common Stock Purchase Warrant to purchase up to 471,154 shares of the Registrant’s Common Stock issued to Crescent International Ltd. (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).

4.17	Registration Rights Agreement, dated as of June 17, 2005, by and between the Registrant and Crescent International Ltd. (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).

4.18	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

4.19	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

4.20	Registration Rights Agreement, dated June 16, 2005, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

4.21	Amendment to Convertible Debenture issued by the Registrant for the benefit of Crescent International Ltd. dated March 9, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2006).

Exhibit
Number	Description of Document
10.1†	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S— 8 (File No. 333— 102840)).

10.2†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2003).

10.3	Lease Agreement dated as of November 18, 1997, by and between Allstate Dataworks, LLC and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.4	Second Addendum to Lease Contract dated as of October 28, 2000, by and between US Dataworks, Inc., a Delaware corporation, and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.5	Fourth Amendment to Lease Agreement dated as of May 14, 2002 by and between the Registrant and MLCV Hollister LP. (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.6	Form of Warrant Agreement between the Registrant and each of Messrs. Cooper, Shapiro, Stepanik and Villarreal (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.7	Form of Warrant Agreement. (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.8	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.9	Warrant Agreement for Common Stock of Sonicport, Inc. dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.10	Convertible Secured Promissory Note dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.11	Form of Promissory Note between the Registrant and each of David Baeza and Stanton Dodson. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

10.12†	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S— 8 (File No. 333— 102842)).

10.13†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2003).

10.14	Note and Warrant Purchase Agreement by and among the Registrant, Charles E. Ramey and LaJolla Cove LA Investors, Inc., dated June 6, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

Exhibit
Number	Description of Document
10.15	Form of Warrant Agreement between the Registrant and La Jolla Cove LA Investors, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.16	Convertible Debenture and Warrant Agreement dated June 30, 2003 by and between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.17	Warrant Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.18	Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.19	Subordinated Convertible Note and Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.20	Venison Warrant Agreement dated June 25, 2003 between the Registrant and Barry Venison (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.21	Voting Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.22	Form of 8% Subordinated Promissory Note dated June 6, 2003 between the Registrant and La Jolla Cove Investors, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.23	5% Convertible Debenture between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.24	Convertible Subordinated Promissory Note dated July 10, 2003 between the Registrant and Charles Ramey. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.25	8% Convertible Promissory Note between the Registrant and Barry Venison. (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.26	Form of Note and Warrant Conversion Agreement dated June 25, 2003 between the Registrant and Barry Venison, Brad Friedel, John Barnes and Darren Ridge (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.27	Form of replacement Warrant Agreement between the Registrant and each of Barry Venison, Brad Friedel, John Barnes and Darren Ridge. (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

Exhibit
Number	Description of Document
10.28	Promissory Note dated December 31, 2002 between the Registrant and ACI Communications holdings, Inc. f/k/a/ AllState Communications, Inc. . (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.29	Amendment No. 1 to Settlement Agreement dated December 31, 2002 between the Registrant, Frank Montelione, Russel Leventhal, ACI Communications Holdings, Inc. f/k/a/ AllState Communications, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.30	Security Agreement dated December 31, 2002 between the Registrant and ACI Communications Holdings, Inc. f/k/a/ AllState Communications Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.31†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Mario Villarreal. (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.32†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.33†	Employment Agreement dated April 2, 2003 between the Registrant and Terry Stepanik (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10— QSB for the quarter ended September 30, 2003).

10.34†	Employment Agreement dated April 2, 2003 between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly report on Form 10— QSB for the quarter ended September 30, 2003).

10.35†	Employment Agreement dated May 13, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly report on Form 10— QSB for the quarter ended September 30, 2003).

10.36†	Employment Agreement dated April 2, 2003 between the Registrant and John J. Figone (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly report on Form 10— QSB for the quarter ended September 30, 2003).

10.37†	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

10.38	Common Stock Purchase and Warrant Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

10.39	Form of Common Stock Purchase and Warrant Agreement between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

10.40	Advisory Agreement dated June 6, 2003 between the Registrant and Merriman Curhan Ford & Co. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

10.41	Advisory Agreement dated July 2, 2003 between the Registrant and Merriman

Exhibit
Number	Description of Document
Curhan Ford & Co. (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form SB— 2/A filed November 26, 2003 (File No. 333— 108536)).

10.42	Common Stock Purchase and Warrant Agreement dated as of October 2, 2003 between the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8— K filed October 9, 2003).

10.43	Convertible Debenture and Warrant Agreement dated as of October 2, 2003 between the Registrant and John Winfield IRA (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8— K filed October 9, 2003).

10.44	Securities Purchase Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.45	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.46	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.47	Settlement & Release Agreement, dated as of April 26, 2004, by and between the Registrant and Icon Investors, Ltd. (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

10.48†	Additional Compensation Agreement made and effective as of April 12, 2004, by and between the Company and John S. Reiland (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004).

10.49	Settlement Agreement and Mutual Release dated November 12, 2004, by and between the Registrant and Peter Simons (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

10.50	Amended Warrants Agreement dated December 6, 2004 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2004).

10.51	First Amendment to Amended Warrants Agreement dated December 9, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2004).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer or person performing similar functions.

Exhibit
Number	Description of Document
32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer or person performing similar functions.

†	Indicates management contract or compensatory plan or arrangement.