Form 10QSB
period 2006-06-30
US DATAWORKS INC
filed 2006-08-14
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of shares of Common Stock outstanding as of August 1, 2006: 30,527,621
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

US DATAWORKS, INC.

FORM 10-QSB
QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
US DATAWORKS, INC.
BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$657,184
Accounts receivable, net of allowance for doubtful accounts of $0	2,264,469
Prepaid expenses and other current assets	230,388

Total current assets	3,152,041

Property and equipment, net	451,856
Goodwill, net	14,133,629
Other assets	43,224

Total assets	$17,780,750

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
BALANCE SHEET
June 30, 2006
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable — related party	$39,000
Current portion of convertible promissory notes, net of unamortized discount of $350,509	726,290
Deferred revenue — current	739,739
Accounts payable	496,680
Accrued expenses	452,124
Interest payable Interest payable	60,877
Derivative — Compounded Embedded within Note	326,274
Derivative — Warrants	188,521

Total current liabilities	3,029,505
Convertible promissory note	256,066

Total liabilities Interest payable	3,285,571

Commitments and Contingencies

Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 549,667 shares issued and outstanding $0.75 liquidation preference, dividends of $221,050 in arrears	55
Common stock, $0.0001 par value 90,000,000 shares authorized and 30,437,877 shares issued and outstanding	3,044
Additional paid-in capital	63,202,788
Accumulated deficit	(48,710,708)

Total shareholders’ equity	14,495,179

Total liabilities and stockholders’ equity	$17,780,750

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF OPERATIONS
For the Three Months Ended June 30,
(Unaudited)

		As Restated
	2006	2005
Revenues:
Software licensing revenues	$379,255	$299,120
Software transactional revenues	313,996	181,243
Software maintenance revenues	103,765	92,326
Professional services revenues	418,072	507,650

Total revenues	1,215,088	1,080,339

Cost of Sales	522,299	377,501

Gross Profit	692,789	702,838

Operating expenses:
General and administrative	1,762,948	1,554,275
Depreciation and amortization	33,060	88,525

Total operating expense	1,796,008	1,642,800

Loss from operations	(1,103,219)	(939,962)

Other income (expense)
Financing costs	—	—
Interest expense	(92,172)	(53,605)
Other income	8,475	6,799
Gain/(Loss) on derivative liabilities	(413,454)	208,269

Total other expense	(497,151)	161,463

Loss before provision for income taxes	(1,600,370)	(778,499)
Provision for income taxes	—	—

Net loss	$(1,600,370)	$(778,499)

Basic and diluted loss per share	$(0.05)	$(0.03)

Basic and diluted weighted-average shares outstanding	30,269,429	28,972,005

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOW
For the Three Months Ended June 30,
(Unaudited)

		As Restated
	2006	2005
Cash flows from operating activities:-
Net loss from continuing operations	(1,600,370)	$(778,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	33,060	88,525
Amortization of note discount on convertible promissory	72,967	31,072
Amortization of deferred compensation expense	—	(8,217)
Issuance of warrants for services	—	26,456
Issuance of options to third party for services	—	11,426
Stock based compensation	262,056	—
(Gain)/Loss on derivatives	413,454	(208,269)
Changes in operating assets and liabilities:
Accounts receivable	(772,781)	86,331
Cost and estimated earnings in excess of billings on uncompleted contracts	238,000	—
Prepaid expenses and other current assets	(63,874)	(73,605)
Deferred revenue	522,985	(283,313)
Accounts payable	265,268	70,091
Accrued expenses	(10,414)	18,216
Interest payable	19,205	19,205

Net cash used in operating activities	(620,444)	(1,000,581)

Cash flows from investing activities:
Purchase of property and equipment	(12,810)	(40,982)

Net cash used in investing activities	(12,810)	(40,982)

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOW
For the Three Months Ended June 30,
(Unaudited)

		As Restated
	2006	2005
Cash flows from financing activities:
Proceeds from convertible promissory note	—	700,000
Proceeds from stock sale	—	600,000
Stock issuance costs	—	(14,550)
Net cash provided by financing activities	—	1,285,450

Net increase (decrease) in cash and cash equivalents	(633,254)	243,887
Cash and cash equivalents, beginning of period	1,290,438	1,525,386

Cash and cash equivalents, end of period	657,184	$1,769,273

Supplemental disclosures of cash flow information Interest paid	—	—

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1.	Organization and Business

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

Convertible Debt Financing – Derivative Liabilities

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

Stock Options

Effective April 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s Financial Statements as of and for the three months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2006 was $262,056, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the company’s Statement of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations prior to January 1, 2006 because the exercise price of the Company’s stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock at the date of grant. The proforma disclosures for the three months ended June 30, 2005 are as follows:

For the Three Months Ended
June 30,
As Restated
2005
Net loss as reported	$(778,499)

Add stock-based employee compensation expense included in net loss as reported, net of related tax effects	—
Deduct stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	$(307,452)
Net loss; pro forma	$(1,085,951)
Basic and diluted loss per share, as reported	$(0.03)
Basic and diluted loss per share, pro forma	$(0.04)
The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended June 30, 2005: dividend yields of 0%; expected volatility of 65%, risk-free interest rates of 3.69%, and expected lives of 3 years. There were no stock options granted during the three months ended June 30, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the three months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

Upon adoption of SFAS 123R the Company continued to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. In determining the compensation cost of the options granted during the three months ended June 30, 2006, as specified by SFAS 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

For the three months ended
June 30, 2006
Risk-free Interest Rate	4.95%
Expected Life of Options Granted	3 years
Expected Volatility	87%
Expected Dividend Yield	0
As of June 30, 2006, there was approximately $406,221 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a period of 3 years.

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

The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	For the Three Months Ended
	June 30,
	2006	2005
Options outstanding under the Company’s stock option plans	6,809,449	3,926,783
Options granted outside the Company’s stock option plans	1,160,000	1,160,000
Warrants issued in conjunction with private placements	5,689,933	4,947,859
Warrants issued as a financing cost for notes payable and convertible notes payable	2,083,783	2,194,837
Warrants issued for services rendered and litigation settlement	100,769	360,769
Warrants issued as part of the US Dataworks, Inc. acquisition	—	67,200
Convertible Series B preferred stock (a)	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion price of $3.75 per share.
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

Four of our customers accounted for 25%, 23%, 12% and 11% of our net revenues for the three months ended June 30, 2006. One of these customers, which represented 15% of our quarterly revenues, was the result of our relationship with one of our strategic resellers. Four of our customers accounted for 34%, 19%, 16% and 12% of our net revenues for the three months ended June 30, 2005.

At June 30, 2006, amounts due from a significant customer accounted for 73% of accounts receivable.

3.	Restatement of Quarterly Information

The Company concluded that it was necessary to restate its financial results for the interim period ended June 30, 2005 to reflect additional non-operating gains and losses related to certain features included is the Company’s debt that require derivative treatment.

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
STATEMENTS OF OPERATIONS
For Quarter ending June 30, 2005

	As Previously
	Reported	Adjustments	As Restated
Revenue	$1,080,339	$—	$1,080,339
Loss from operations	(939,962)	—	(939,962)
Other income (expense):
Financing costs	(11,704)	11,704	—
Interest expense	(23,933)	(29,672)	(53,605)
Loss on extinguishment of debt	—	—	—
Gain/Loss on derivatives	—	208,269	208,269
Other income (expense)	6,799	—	6,799

Net income / loss	$(968,800)	$190,301	$(778,499)

Net income / loss per common share; basic and undiluted	$(0.03)	$—	$(0.03)

BALANCE SHEET

	As Previously
	Reported	Adjustments	As Restated
Total Assets	$17,498,722	$—	$17,498,722
Total liabilities	1,872,562	394,883	2,267,445

Stockholders Equity	15,626,160	(394,883)	15,231,277
4.	Property and Equipment

Property and equipment as of June 30, 2006 consisted of the following:

Furniture and fixtures	$77,559
Automobile	15,072
Office and telephone equipment	92,795
Computer equipment	549,264
Computer software	1,271,098
Leasehold improvements	62,997

2,068,785
Less accumulated depreciation and amortization	(1,616,929)

Total	$451,856

Depreciation and amortization expense for the three months ended June 30, 2006 and 2005 was $33,060 and $88,525, respectively.

5.	Convertible Promissory Notes
Convertible promissory notes at June 30, 2006 consisted of the following:

Convertible promissory note, interest at 10% per annum, unsecured, $512,133 due September 15, 2006, $256,066 due September 15, 2007	$768,199

Convertible promissory note issued June 16, 2005 with $70,000 Original Issue Discount, due in 15 equal monthly installments beginning April 15, 2006, net of unamortized discount of $350,509	214,158

982,357

Less current portion	(726,291)

Long-term portion	$256,066

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

Convertible promissory note issued June 16, 2005 with $70,000 Original Issue Discount

On June 16, 2005, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Debenture Agreement”) for the sale of a convertible debenture with a principal amount of $770,000 and an original issue discount of $70,000 for gross proceeds of $700,000. The debenture is convertible at anytime at the discretion of the holder at a price per share of $0.572 into 1,346,154 shares of the Company’s common stock. The convertible debenture is to be repaid in 15 monthly installments of $51,333.33 beginning April 15, 2006. The Company may also elect, upon proper notice, to pay any monthly installment in shares of the Company’s common stock based on a conversion price equal to the lesser of (i) the then applicable conversion price, or (ii) 90% of the volume weighted average price of the Company’s common stock for the 10 trading days immediately preceding the payment; provided, that, such conversion price must be at least equal to the conversion floor of $0.23, or such monthly installment must be paid in cash. This convertible debenture was amended on March 9, 2006, pursuant to which the Company must, within 25 calendar days prior to each monthly payment, deliver 89,744 shares of its common stock to the holders, which represents the monthly installment amount divided by the then conversion price with the first monthly payment becoming due on April 17, 2006. In connection with the Debenture Agreement, the Company issued two groups of warrants, Short Term Warrants and Long Term Warrants to the institutional investor. The Short Term Warrants allow the institutional investor to purchase an aggregate of 407,926 shares of the Company’s common stock with an exercise price of $0.572 per share exercisable for a period of 180 days at any time after the later of (i) the effective date of the registration statement (as described below) or (ii) December 16, 2005. The Long Term Warrants allow the institutional investor to purchase an aggregate of 471,154 shares of the Company’s common stock with an exercise price of $0.572 per share exercisable at anytime from December 16, 2005 through December 16, 2008; provided, however, the institutional investor will not be permitted to exercise a warrant to the extent that the number of shares of the Company’s common stock beneficially owned by such institutional investor taken together with the number of shares to be issued upon exercise of the warrant equals or exceeds 4.999% of the Company’s then issued and outstanding shares of common stock. The warrants also contain trading market restrictions that preclude the Company from issuing shares of common stock upon exercise thereof if such issuance, when aggregated with other issuances of the Company’s common stock pursuant to the warrants, would exceed 19.999% of the Company’s then issued and outstanding shares of common stock, unless the Company has previously obtained the required shareholder approval. Pursuant to a Registration Rights Agreement dated June 16, 2005 between the Company and the institutional investor, the Company agreed to file a registration statement for the resale of the shares of the Company’s common stock that may be issued to the institutional investor upon the conversion of the convertible debenture and the exercise of the Short Term Warrants and the Long Term Warrants. The registration statement covering these securities was effective on September 1, 2005.

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

At the date of issuance, the embedded debt feature had an estimated initial fair value of $449,089, which was recorded as a discount to the convertible notes and derivative liability on our balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other income/(expense). The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with a closing price of $0.65, a conversion price as defined in the respective note agreement and a period of two years. Concerning the debt features, the model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.5%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. For the quarter ended June 30, 2006, due in part to an increase in the market value of the Company’s common stock , the Company recorded an other income item on the statement of operations for the change in fair value of the embedded debt feature of approximately ($207,858). At June 30, 2006, the estimated fair value of the embedded debt feature was approximately $326,274.

The recorded value of the embedded debt feature related to this debt can fluctuate significant based on fluctuations in the fair value of the Company’s common stock.

The warrants included with this note for purchase of the Company’s common stock had an initial value of $271,940. This amount has been classified as a derivative financial instrument and recorded as a liability on our consolidated balance sheet in accordance with SFAS 133. The estimated fair value of the warrants at the date of issuance was determined using the Black-Scholes option-pricing model with a closing price of $1.14, the respective exercise price of the warrants, a 2 year term, and a 90% volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.50%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income/ (expense) on its statement of operations. The warrant derivative liability at June 30, 2006, increased to a fair value of $188,521, due in part to an increase in the market value of the company’s common stock, which resulted in an other income item of ($75,691).

The recorded value of the warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

Due to changes in value upon the conversion of this debt when shares were issued for required principal payments, additional losses were incurred amounting to $129,905. This loss is the result of differences in the settlement method and the assumptions that were used in the original derivative valuation.

6.	Commitments and Contingencies

Employment Agreements

On April 3, 2006, the Company entered into an employment agreement with each of its President, Payment Products Division and Vice Chairman, Sr. Vice President and Chief Technology Officer, and Vice President of Business Development and General Counsel, for a term of three years with automatic renewal for successive one-year terms unless either party gives timely notice of non-renewal.

Annual base salary for the President, Payment Products Division and Vice Chairman of the Company is $190,000 and pursuant to the terms of the agreement he is entitled to receive an option to purchase 550,000 shares of the Company’s common stock. This option vests over a 3 year period with 150,000 shares vesting on April 3, 2006 and 200,000 shares vesting on each of April 3, 2007 and 2008. In addition the President, Payment Products Division and Vice Chairman is entitled to receive a bonus of $48,125 for year end 2006.

Annual base salary for the Senior Vice President and Chief Technology Officer of the Company is $185,000 and pursuant to the terms of the agreement he is entitled to receive 200,000 shares of restricted common stock. The restricted shares vest over a 3 year period with 25,000 shares vesting on April 3, 2006 and 87,500 shares vesting on each of April 3, 2007 and 2008. The Senior Vice President and Chief Technology Officer is also eligible to receive a quarterly bonus of equal to 3.5% of the increase in the Company’s revenue from fiscal year quarter to fiscal year quarter and to receive a bonus of $78,750 for fiscal year 2006.

Annual base salary for the Vice President of Business Development and General Counsel of the Company is $175,000, and pursuant to the terms of the agreement he is entitled to receive an option to purchase 700,000 shares of the Company’s common stock. This option vests over a 3 year period with 300,000 shares vesting on April 3, 2006 and 200,000 shares vesting on each of April 3, 2007 and, 2008. The Vice President of Business Development and General Counsel is also eligible to receive a quarterly bonus based upon the Company’s future acquisitions or mergers.

On May 23, 2006, the Company entered into an employment agreement with its Chairman of the Board and Chief Executive Officer. The agreement has a 2 year term with automatic renewal for successive one year terms unless either party gives timely notice of non-renewal. His annual base salary is $220,000 and he is entitled to receive 100,000 shares of restricted common stock that vest immediately and is entitled to receive an option to purchase 600,000 shares of the Company’s common stock. This option vests as to 300,000 shares on each of May 22, 2007 and 2008.

Litigation

In June 2005, two of our former employees initiated arbitration against the Company alleging wrongful termination and sought severance pay. Arbitration was held on March 28, 2006 and on June 19, 2006, the arbitration ruled that each employee was entitled to $90,000 in severance pay, as well as costs and interest. These amounts were included in accrued liabilities at March 31, 2006.

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

At June 30, 2006, there were accumulated, undeclared dividends in arrears of $221,050 or $0.40 per share.

Common Stock

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

In the quarter ended June 30, 2006, the Company issued 303,116 shares of Common Stock with a value of $154,000 to pay down debt associated with the convertible promissory note issued June 16, 2005.

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

During the three months ended June 30, 2006 the Company granted 2,261,500 stock options to certain employees that may be exercised at prices ranging between $0.46 and $0.82.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
		Weighted-
		Average Exercise		Weighted-Average
	Shares	Price	Shares	Exercise Price
Outstanding, March 31, 2006	3,499,115	$0.94	1,160,000	$1.02
Granted	2,261,500	$0.60	—
Exercised	—	—	—
Forfeited/canceled	111,166	$1.65	—	$0.00
Outstanding, June 30, 2006	5,649,449	$0.78	1,160,000	$1.02
Exercisable, June 30, 2006	3,837,949	$1.69	1,160,000	$1.02
The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at June 30, 2006 were 8.4 years and $0.82, respectively. The exercise prices for the options outstanding at June 30, 2006 ranged from $0.44 to $6.25, and information relating to these options is as follows:

					Weighted-Average
Range of		Stock	Weighted-Average	Weighted-	Exercise
Exercise	Stock Options	Options	Remaining	Average	Price of Options
Prices	Outstanding	Exercisable	Contractual Life	Exercise Price	Exercisable
$0.44 – 0.80	4,209,113	2,772,613	8.78 years	$0.56	$0.55
$0.81 – 1.35	1,856,336	1,481,336	8.06 years	$0.93	$0.96
$1.36 – 6.25	744,000	744,000	7.60 years	$1.96	$1.96
	6,809,449	4,997,949
Restricted Stock
The Company granted 200,000 shares of restricted common stock to the Senior Vice President and Chief Technology Officer and 100,000 shares of restricted common stock to the Chairman of the Board and Chief Executive Officer associated with employment agreements reached with each. The shares are granted under the 1999 stock option plan (the “1999 plan”) as amended and restated by the 2000 stock option plan (the “2000 plan”).
Item 2. Management’s Discussion and Analysis or Plan of Operation.
     The following discussion and analysis of our financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB.
     When used in this Quarterly Report on Form 10QSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, adequacy of capital resources, our potential professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, expectations regarding net losses, expectations regarding cash flow and sources of revenue, statements regarding our growth and profitability, investments in marketing and promotion, our need for future financing, our dependence on our strategic partners, our dependence on personnel, our disclosure controls and procedures, our ability to respond to rapid technological change and statements regarding future acquisitions or investments. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks set forth below under “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
     In certain instances, we license our software on a transactional fee basis in lieu of an up-front licensing fee. In these arrangements, the customer is charged a fee based upon the number of items processed by the software and we recognize revenue as these transactions occur. The transaction fee also includes the provision of standard maintenance and support services, as well as product upgrades should such upgrades become available.
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

     Four of our customers, the Federal Reserve Bank, American Express, Citibank and Regulus accounted for 25%, 23%, 12% and 11%, respectively, of our net revenues ended June 30, 2006. Four of our customers accounted for 34%, 19%, 16% and 12% of our net revenues for the three months ended June 30, 2005.
     At June 30, 2006, amounts due from a significant customer accounted for 73% of accounts receivable.
Results of Operations
     The results of operations reflected in this discussion include our operations for the three month periods ended June 30, 2006 and 2005.
     Revenues
     Revenues totaled $1,215,088 for the three months ended June 30, 2006 compared to revenues of $1,080,339 for the three months ended June 30, 2005, an increase of $134,749, or 13%. The increase in revenues was primarily attributable to an increase in transactional revenues of $132,753, or 73%, an increase in license revenues of $80,135, or 27%, and an increase in maintenance revenue of $11,439, or 12%, offset by a decrease in service revenues of $89,578, or 17%. Transactional revenues increased in the first quarter of the current fiscal year compared to the same period in the prior year principally as a result of previously installed customers subject to transactional fees increasing their utilization of our software solutions, along with additional new customers utilizing our software solutions
     The increase in license revenue in the first quarter is due primarily to the sale of additional third party software that can be integrated and utilized by our customers using our software solution. Maintenance revenues increased principally due to a larger number of installed customers subject to annual maintenance fees. The decrease in service revenue is due primarily to the completion of the installation and conversion services performed at two customers locations in the prior year.
     Cost of Sales
     Costs of sales principally include the cost of Thomson Financial EPICWare™ software or other third party software resold in conjunction with our software as well as costs of our personnel who perform the services associated with our software maintenance, support, training and installation activities. Cost of sales increased by $144,798, or 38%, to $522,299 for the three months ended June 30, 2006 from $377,501 for the three months ended June 30, 2005, principally due to a $183,285 increase in the cost of EPICWare™ and other third party software resold offset by a decrease of $38,487 in personnel cost related to services, maintenance support, training and installation services.
     Operating Expenses
     Total operating expenses increased by $153,208, or 9%, to $1,796,008 for the three months ended June 30, 2006 from $1,642,800 for the three months ended June 30, 2005. The increase in operating expenses was principally attributable to $262,056 in stock based compensation expense in the current year associated with adoption of FASB123R, $84,659 in bonuses associated with the new employment agreements entered into with key personnel in the current year, $17,328 in commissions earned on previously signed contracts paid to sales personnel, $19,424 increase in telephone expense and a $29,458 increase in travel expenses associated with the completion of software installation and the generation and follow up on new sales opportunities. These operating cost increases were offset by decreases in other areas, principally a decrease of $221,938 in personnel costs associated with a decrease in head count.
     Other Expenses
     Other expenses, including interest expense and financing costs, increased $658,614, or 408%, to $497,151 for the three months ended June 30, 2006 from $(161,463) for the three months ended June 30, 2005. The increase was primarily due to ongoing quarterly analysis related to the embedded derivatives associated with convertible promissory note of June 16, 2005.
     Net Loss
      Net loss increased by $821,871, or 106%, to a net loss of $1,600,370 for the three months ended June 30, 2006 from $778,499 for the three months ended June 30, 2005.
Liquidity and Capital Resources
     We have incurred significant losses and negative cash flows from operations for the last two fiscal years. We have obtained our required cash resources through the sale of debt and equity securities. We may not operate profitably in the future and may be required to continue the sale of debt and equity securities to finance our operations.
     We have specific plans to address our financial situation as follows:
•	We expect to enter into a month-to-month professional services contract with an existing major financial services customer in early September 2006 that could generate revenue sufficient to significantly reduce the negative cash flows from our operations for fiscal 2007.

•	Additionally, we believe that the demand for our software and professional services will continue to expand as the United States market adopts the new payment processing opportunities available under changing regulations such as the Check Clearing Act for the 21st Century and NACHA’s back office conversion, which allows the conversion of paper checks in the back offices of retail merchants and government. We believe that increased demand for our solutions, including our recently introduced Clearingworks product, will lead to increased cash flows from up-front license fees, transaction based contract fees and increases in professional services revenues.

•	We have entered into a strategic alliance with one of the largest merchant service providers, or MSP, which will allow this MSP to sell Clearingworks as part of its ARC and back office conversion services. We expect this alliance to positively affect our profitability.
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
     Cash and cash equivalents decreased by $633,254 to $657,184 at June 30, 2006 from $1,290,438 at March 31, 2006. Cash used for operating activities was $620,444 in the three months ended June 30, 2006 compared to $1,000,581 in the same period in the prior year.
     Cash used for investing activities of $12,810 and $40,982 in the three months ended June 30, 2006 and June 30, 2005, respectively, was due to equipment purchases.
     Financing activities provided no cash in the three months ended June 30, 2006 compared to $1,285,450 in the three months ended June 30, 2005.
     As a result of our increased level of transactional revenues achieved in fiscal 2006, and the expected increase in revenues from recently received and contemplated contracts, we believe we currently have adequate capital resources to fund our anticipated cash needs through March 31, 2007. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.

Factors That May Affect Our Results
We have a general history of losses and may not operate profitably in the future.
     We have a history of losses and our net losses and negative cash flow may continue for the foreseeable future. As of June 30, 2006, our accumulated deficit was $(48,710,708). We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name, gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.
Our ability to continue as a going concern may be contingent upon our ability to secure capital from prospective investors or lenders.
     The accompanying consolidated financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We believe we currently have adequate cash to fund anticipated cash needs through March 31, 2007. However, we may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts that are uncertain, especially under the current capital market conditions. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:
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
Because a small number of customers have historically accounted for and, may in future periods account for, substantial portions of our revenue, our revenue could decline because of delays of customer orders or the failure to retain customers.
     We have a small number of customers that account for a significant portion of our revenue. Our revenue could decline because of a delay in signing agreements with a single customer or the failure to retain an existing customer. In addition, we may not obtain additional customers. The failure to obtain additional customers or the failure to retain existing customers will harm our operating results.
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
We may be unable to consummate future potential acquisitions or investments or successfully integrate acquired businesses or investments or foreign operations with our business, which may disrupt our business, divert management’s attention and slow our ability to expand the range of our technologies and products.
     We intend to continue to expand the range of our technologies and products, and we may acquire or make investments in additional complementary businesses, technologies or products, if appropriate opportunities arise. We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or consummate future acquisitions or investments, each of which could slow our growth strategy. We have no prior history or experience in investing in or acquiring and integrating complementary businesses and therefore may have difficulties completing such transactions or realizing the benefits of such transactions, or they may have a negative effect on our business. Such investments or acquisitions could require us to devote a substantial amount of time and resources and could place a significant strain on our management and personnel. To finance any acquisitions, we may choose to issue shares of our common stock, which would dilute your interest in us. Any future acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results.
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
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, have concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 6. Exhibits
     The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit
Number	Description of Document
10.1†	Employment Agreement dated and effective as of April 3, 2006 by and between US Dataworks, Inc. and John J. Figone (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2006).

10.2†	Employment Agreement dated and effective as of April 3, 2006 by and between US Dataworks, Inc. and Terry E. Stepanik (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2006).

10.3†	Employment Agreement dated and effective as of April 3, 2006 by and between US Dataworks, Inc. and Mario Villarreal (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 5, 2006).

10.4†	Employment Agreement dated and effective as of May 23, 2006 by and between US Dataworks, Inc. and Charles E. Ramey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2006).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer or person performing similar functions.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer or person performing similar functions.

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Dated: August 14, 2006

US DATAWORKS, INC.

By	/s/ John T. McLaughlin
John T. McLaughlin
Chief Accounting Officer
(Accounting Officer
and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
10.1†	Employment Agreement dated and effective as of April 3, 2006 by and between US Dataworks, Inc. and John J. Figone (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2006).

10.2†	Employment Agreement dated and effective as of April 3, 2006 by and between US Dataworks, Inc. and Terry E. Stepanik (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2006).

10.3†	Employment Agreement dated and effective as of April 3, 2006 by and between US Dataworks, Inc. and Mario Villarreal (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 5, 2006).

10.4†	Employment Agreement dated and effective as of May 23, 2006 by and between US Dataworks, Inc. and Charles E. Ramey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2006).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer or person performing similar functions.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer or person performing similar functions.

†	Indicates management contract or compensatory plan or arrangement.