Form 10-Q
period 2006-09-30
US DATAWORKS INC
filed 2006-11-14
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
Number of shares of Common Stock outstanding as of November 1, 2006: 30,839,685
Transitional Small Business Disclosure Format (Check one): YES ☐       NO ☑

US DATAWORKS, INC.

FORM 10-QSB
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

Page
PART I — FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis or Plan of Operation	16

Item 3. Controls and Procedures	24

PART II — OTHER INFORMATION	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 6. Exhibits	25

SIGNATURE	26
Section 302 Certification of CEO
Section 302 Certification of CAO
Section 906 Certification of CEO
Section 906 Certification of CAO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
US DATAWORKS, INC.
BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$134,646
Accounts receivable, trade	2,100,519
Accounts receivable, factored	244,280
Prepaid expenses and other current assets	197,558

Total current assets	2,677,003

Property and equipment, net	457,106

Goodwill, net	14,133,629

Other assets	30,334

Total assets	$17,298,072

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
BALANCE SHEET
September 30, 2006
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of convertible promissory notes, net of unamortized discount of $203,030	$463,703
Note payable – related party	539,000
Deferred revenue – current	744,383
Accounts payable	461,637
Accrued expenses	216,534
Interest payable	1,128
Derivative – compounded embedded within note	68,453
Derivative – warrants	77,464

Total current liabilities	2,572,302

Total liabilities payable	2,572,302

Commitments and Contingencies

Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 549,667 shares issued and outstanding $0.75 liquidation preference, dividends of $231,446 in arrears	55
Common stock, $0.0001 par value 90,000,000 shares authorized and 30,725,050 shares issued and outstanding	3,073
Additional paid-in capital	63,509,143
Accumulated deficit	(48,786,501)

Total stockholders’ equity	14,725,770

Total liabilities and stockholders’ equity	$17,298,072

US DATAWORKS, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
		As Restated		As Restated
	2006	2005	2006	2005
REVENUES
Software licensing revenues	$135,728	$1,451,800	$514,983	$1,750,920
Software transactional revenues	291,724	231,361	605,720	412,604
Software maintenance revenues	102,783	134,566	206,549	226,892
Professional service revenues	1,291,438	914,566	1,709,510	1,422,216

Total revenues	1,821,673	2,732,293	3,036,762	3,812,632

COST OF SALES	497,428	405,355	1,019,728	782,856

Gross profit	1,324,245	2,326,938	2,017,034	3,029,776

OPERATING EXPENSES
General and administrative	1,768,850	1,351,247	3,531,798	2,905,522
Depreciation and amortization	34,581	89,957	67,641	178,482

Total operating expense	1,803,431	1,441,204	3,599,439	3,084,004

INCOME (LOSS) FROM OPERATIONS	(479,186)	885,734	(1,582,405)	(54,228)

OTHER INCOME (EXPENSE)
Interest expense	(78,606)	(91,046)	(170,778)	(144,651)
Loss on extinguishment of debt	—	(206,000)	—	(206,000)
Gain/Loss on derivatives	257,383	210,827	(156,071)	419,096
Litigation settlement	222,600	—	222,600	—
Other income	2,016	9,419	10,491	16,218

Total other income (expense)	403,393	(76,800)	(93,758)	84,663

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(75,793)	808,934	(1,676,163)	30,435
PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(75,793)	$808,934	$(1,676,163)	$30,435

Basic and diluted earnings (loss) per share	$(0.00)	$0.03	$(0.06)	$(0.00)

Basic weighted-average shares outstanding	30,560,591	30,037,020	30,415,806	29,369,865

Diluted weighted-average shares outstanding	30,560,591	30,076,243	30,415,806	29,409,088

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOW
For the Six Months Ended September 30,
(Unaudited)

		As Restated
	2006	2005
Cash flows from operating activities:-
Net (loss)/income from operations	$(1,676,163)	$30,435
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	67,641	178,482
Amortization of note discount on convertible promissory note	132,819	102,914
Amortization of deferred compensation expense	—	(9,302)
Loss on extinguishment of debt	—	206,000
Gain on disposition of automobile	(3,394)	—
Stock based compensation	390,572	—
Gain / (Loss) on derivatives	156,071	(419,096)
Issuance of warrants for services	—	26,456
Issuance of options to third party for services	—	22,853
Changes in operating assets and liabilities:
Accounts receivable, trade	(608,831)	(88,121)
Accounts receivable, factored	(244,280)	—
Costs & estimated earnings in excess of billings on uncompleted contracts	238,000	(880,800)
Prepaid expenses and other current assets	(31,044)	(240,694)
Other assets	12,890	—
Deferred revenue	527,629	(236,827)
Accounts payable	230,225	(75,516)
Accrued expenses	(246,004)	(63,039)
Interest payable	(40,544)	(38,410)

Net cash used in operating activities	(1,094,413)	(1,484,665)

Cash flows from investing activities:
Purchase of property and equipment	(57,246)	(72,318)
Proceeds from sales of fixed assets	8,000	—

Net cash used in investing activities	(49,246)	(72,318)

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOW
For the Six Months Ended September 30,
(Unaudited)

		As Restated
	2006	2005
Cash flows from financing activities:
Proceeds from related party note payable	500,000	—
Proceeds from convertible promissory note	—	700,000
Repayment of convertible promissory note	(512,133)	—
Proceeds from stock sale	—	600,000
Stock issuance costs	—	(14,550)

Net cash (used in)/provided by financing activities	(12,133)	1,285,450

Net Decrease in cash and cash equivalents	(1,155,792)	(271,533)
Cash and cash equivalents, beginning of period	1,290,438	1,525,386

Cash and cash equivalents, end of period	$134,646	$1,253,853

Supplemental disclosures of cash flow information
Interest paid	$78,504	$76,820

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1.	Organization and Business

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

2.	Summary of Significant Accounting Policies

INTERIM FINANCIAL STATEMENTS

The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2006 Annual Report. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending March 31, 2007.

Revenue Recognition

The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition”. The Company licenses its software products under nonexclusive, nontransferable license agreements. These arrangements do not require significant production, modification, or customization, therefore, revenue is recognized when such a license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable, and collectibility is probable.

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

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”), the convertible debt holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the convertible notes are not clearly and closely related to the characteristics of the notes. Accordingly, the features qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they are required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative instrument liabilities

Stock Options

Effective April 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s Financial Statements as of and for the three months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months and six months ended September 30, 2006 was $128,516, and $390,572 respectively, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the company’s Statement of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations prior to January 1, 2006 because the exercise price of the Company’s stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock at the date of grant. The Company’s pro forma information for the three and six month periods ended September 30, 2005 is as follows:

	For the Three Months	For the Six Months Ending
	Ending Sept 30, 2005	Sept 30, 2005
	As Restated	As Restated
Net income as reported	$808,934	$30,435
Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	$(257,957)	$(527,557)
Net income (loss); pro forma	$550,977	$(497,122)
Basic and diluted earnings (loss) per share, as reported	$0.03	$(0.00)
Basic and diluted earnings (loss) per share, pro forma	$0.02	$(0.02)
The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six month period ended September 30, 2005: dividend yields of 0%; expected volatility of 89%, risk-free interest rates of 3.69%, and expected lives of 3 years. For the three and six months ended September 30, 2005 there were 1,158,400 and 1,161,900 respectively of stock options granted.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the three and six months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

Upon adoption of SFAS 123R the Company continued to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. In determining the compensation cost of the options granted during the three and six months ended September 30, 2006, as specified by SFAS 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the Three Months Ending	For the Six Months Ending
	September 30, 2006	September 30, 2006

Risk-free Interest Rate	4.93%	4.95%
Expected Life of Options Granted	3 years	3 years
Expected Volatility	84%	86%
Expected Dividend Yield	0	0
Expected forfeiture rate	30%	30%

As of September 30, 2006, there was approximately $455,702 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a period of 3 years.

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
The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	For the Six Months Ended
	September 30,
	2006	2005
Options outstanding under the Company’s stock option plans	6,444,349	4,088,683
Options granted outside the Company’s stock option plans	1,160,000	1,160,000
Warrants issued in conjunction with private placements	5,839,933	5,597,859
Warrants issued as a financing cost for notes payable and convertible notes payable	2,083,783	2,122,283
Warrants issued for services rendered and litigation settlement	360,769	360,769
Warrants issued as part of the US Dataworks, Inc. acquisition	-0-	67,200
Convertible Series B preferred stock (a)	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion price of $3.75 per share.
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

Three of the Company’s customers, accounted for 42%, 17% and 11%, respectively, of the Company’s net revenues for the three months ended September 30, 2006. Two customers accounted for 34% and 20%, respectively, of net revenue for the six months ended September 30, 2006. Two customers accounted for 75% and 12% of net revenues for the three months ended September 30, 2005. Three customers accounted for 54%, 18% and 11%, respectively, of net revenue for the six months ended September 30, 2005.

At September 30, 2006, amounts due from significant customers accounted for 71% of accounts receivable.

3.	Restatement of Quarterly Information

The Company concluded that it was necessary to restate its financial results for the interim period ended September 30, 2005, to reflect additional non-operating gains and losses related to certain features included is the Company’s debt that require derivative treatment.

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
STATEMENTS OF OPERATIONS
For Quarter ending September 30, 2005

	As Previously
	Reported	Adjustments	As Restated
Revenue	$2,732,293	$—	$2,732,293
Income from operations	885,734	—	885,734
Other income (expense):
Financing costs	(76,658)	76,658	—
Interest expense	(27,605)	(63,441)	(91,046)
Loss on extinguishment of debt	—	(206,000)	(206,000)
Gain/Loss on derivatives	—	210,827	210,827
Other income (expense)	9,419	—	9,419

Net income	$790,890	$18,044	$808,934

Net income per common share; basic and diluted	$0.03	$—	$0.03

BALANCE SHEET

	As Previously
	Reported	Adjustments	As Restated
Total Assets	$18,147,023	$—	$18,147,023
Total liabilities	$1,511,610	$376,838	$1,888,448

Stockholders Equity	$16,635,413	$(376,838)	$16,258,575

4.	Property and Equipment

Property and equipment as of September 30, 2006 consisted of the following:

Furniture and fixtures	$77,559
Office and telephone equipment	92,795
Computer equipment	593,700

Computer software	1,271,098
Leasehold improvements	62,997

2,098,149
Less accumulated depreciation and amortization	(1,641,044)

Total	$457,105

Depreciation and amortization expense for the three and six months ended September 30, 2006 and 2005 was $34,581, $67,643, $89,957 and $178,482, respectively.

5.	Notes Payable – Related Parties

On September 26, 2006, the Company entered into a note payable with its Chief Executive Officer for $500,000. The note bears an 8.75% per annum interest rate, is unsecured and is due September 25, 2007. As of September 30, 2006, the outstanding balance on the note payable is $500,000.

6.	Convertible Promissory Notes

Convertible promissory notes at September 30, 2006 consisted of the following:

Convertible promissory note, interest at 10% per annum, unsecured, $256,066 due September 15, 2007	$256,066
Convertible promissory note issued June 16, 2005 with $70,000 Original Issue Discount, due in 15 equal monthly installments beginning April 15, 2006, net of unamortized discount of $203,031	207,636

463,702

Less current portion	(463,702)

Long-term portion	$-0-

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

At the date of issuance, the embedded debt feature had an estimated initial fair value of $449,089, which was recorded as a discount to the convertible notes and derivative liability on our balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other income/(expense). The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with a closing price of $0.65, a conversion price as defined in the respective note agreement and a period of two years. Concerning the debt features, the model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.5%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. For the quarter ended September 30, 2006, due in part to a decrease in the market value of the Company’s common stock , the Company recorded an other income item on the statement of operations for the change in fair value of the embedded debt feature of approximately $257,821. At September 30, 2006, the estimated fair value of the embedded debt feature was approximately $68,453.

The recorded value of the embedded debt feature related to this debt can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock.

The warrants included with this note for purchase of the Company’s common stock had an initial value of $271,940. This amount has been classified as a derivative financial instrument and recorded as a liability on our consolidated balance sheet in accordance with SFAS 133. The estimated fair value of the warrants at the date of issuance was determined using the Black-Scholes option-pricing model with a closing price of $1.14, the respective exercise price of the warrants, a 2 year term, and a 90% volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.50%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income/ (expense) on its statement of operations. The warrant derivative liability at September 30, 2006, decreased to a fair value of $77,464, due in part to a decrease in the market value of the company’s common stock, which resulted in an other income item of $111,057.

The recorded value of the warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

Due to changes in value upon the conversion of this debt when shares were issued for required principal payments, additional losses were incurred amounting to $111,495. This loss is the result of differences in the settlement method and the assumptions that were used in the original derivative valuation.

7.	Accounts Receivable Facility

On September 27, 2006, the Company entered into a Purchase and Sale Agreement with Catalyst Finance, L.P. (“Catalyst”) for sale of certain of its accounts receivables. The Company’s borrowing costs under this Agreement range from 1.25% to 20% of the gross amount of the receivables sold to Catalyst based on the timing of collection. The maximum funds available under the agreement is all available accounts receivables as agreed to by Catalyst and the Company. The agreement allows for Catalyst to request repurchase of an account receivable under certain conditions. For the three and nine months period ended September 30, 2006, the financial institution has not requested repurchase of an account receivable. To date the Company has sold $305,350 in receivables under the agreement which yielded a loss on the sale of these receivables of $61,070. The Agreement will continue in effect until terminated by either party.

8.	Commitments and Contingencies

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

Litigation

In June 2005, two of our former employees initiated arbitration against the Company alleging wrongful termination and sought severance pay. Arbitration was held on March 28, 2006 and on June 19, 2006, the arbitration ruled that each employee was entitled to $90,000 in severance pay, as well as costs and interest. These amounts were included in accrued liabilities at March 31, 2006. On August 25, 2006 all severance pay, as well as costs and interest due each employee was paid. These amounts were removed from accrued liabilities at September 30, 2006.

9.	Stockholders’ Equity

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

At September 30, 2006, there were accumulated, undeclared dividends in arrears of $231,446 or $0.42 per share.

Common Stock and Warrants

During the three and six months ended September 30, 2006, the Company completed the following:

Non-Cash Financing

In the quarter ended June 30, 2006, the Company issued 303,116 shares of common stock with a value of $154,000 to pay down debt associated with the convertible promissory note issued June 16, 2005.

In the quarter ended September 30, 2006, the Company issued 287,173 shares of common stock with a value of $154,000 to pay down debt associated with the convertible promissory note issued June 16, 2005.

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

Stock Options

In August 1999, the Company implemented its 1999 Stock Option Plan (the “1999 Plan”). In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”), which amends and restates the 1999 Plan. In September 2006, shareholders approved an amendment to the Company’s amended and restated 2000 Stock Option Plan to increase the maximum aggregate number of shares available for issuance thereunder from 6,000,000 to 7,500,000. Under the 200 Plan, the exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of vesting. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting.

During the six months ended September 30, 2006 the Company granted 3,098,500 stock options to certain employees that may be exercised at prices ranging between $0.46 and $0.82. During the six months ended September 30, 2005, the Company granted 1,161,900 stock options to certain employees that may be exercised at prices ranging from $0.44 to $0.65.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, March 31, 2006	3,499,115	$0.92	1,160,000	$1.02
Granted	3,098,500	$0.58	—	—
Exercised	—	—	—	—
Forfeited/canceled	153,266	$1.43	—	—
Outstanding, September 30, 2006	6,444,349	$0.74	1,160,000	$1.02
Exercisable, September 30, 2006	3,795,849	$0.84	1,160,000	$1.02

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at September 30, 2006 were 8.4 years and $0.78, respectively. The exercise prices for the options outstanding at September 30, 2006 ranged from $0.44 to $6.25, and information relating to these options is as follows:

Range of			Weighted-Average	Weighted-	Weighted-Average
Exercise	Stock Options	Stock Options	Remaining	Average	Exercise Price of
Prices	Outstanding	Exercisable	Contractual Life	Exercise Price	Options Exercisable
$0.44 – 0.80	5,022,513	2,749,013	8.76 years	$0.56	$0.55
$0.81 – 1.35	1,837,836	1,462,836	7.81 years	$0.93	$0.96
$1.36 – 6.25	744,000	744,000	7.35 years	$1.96	$1.96

	7,604,349	4,955,849

Restricted Stock
The Company granted 200,000 shares of restricted common stock to the Senior Vice President and Chief Technology Officer and 100,000 shares of restricted common stock to the Chairman of the Board and Chief Executive Officer associated with employment agreements reached with each. The shares are granted under the 1999 stock option plan (the “1999 plan”) as amended and restated by the 2000 stock option plan (the “2000 plan”). The Company uses the Black-Scholes valuation model to determine the relative fair value of these shares at the time of issuance. The Company has determined that the aggregate fair value of the restricted shares granted to be $97,090.
Item 2. Management’s Discussion and Analysis or Plan of Operation.
     The following discussion and analysis of our financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB.
     When used in this Quarterly Report on Form 10QSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, expected benefits from our integrated, maintenance and services agreement, adequacy of capital resources, our potential professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, our revenues and sources of revenues, expectations regarding net losses, expectations regarding cash flow and sources of revenue, statements regarding our growth and profitability, investments in marketing and promotion, our need for future financing, our dependence on our strategic partners, our dependence on personnel, our disclosure controls and procedures, our ability to respond to rapid technological change and statements regarding future acquisitions or investments. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks set forth below under “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
     Three of our customers accounted for 42%, 17% and 11%, respectively, of our net revenues for the three months ended September 30, 2006. Two customers accounted for 34% and 20%, respectively, of our net revenue for the six months ended September 30, 2006. Two customers accounted for 75% and 12% of our net revenues for the three months ended September 30, 2005. Three customers accounted for 54%, 18% and 11%, respectively, of our net revenue for the six months ended September 30, 2005.
     At September 30, 2006, amounts due from significant customers accounted for 71% of accounts receivable.
Results of Operations
     The results of operations reflected in this discussion include our operations for the three and six month periods ended September 30, 2006 and 2005.
     Revenues
     We generate revenues from (a) licensing software with fees due at the initial term of the license, (b) licensing and supporting software with fees due on a transactional basis, (c) providing maintenance, enhancement and support for previously licensed products and (d) providing professional services.

	Three Months Ended September 30			Nine Months Ended September 30
	(in thousands)			(in thousands)
	2006	2005	Change	2006	2005	Change
Software licensing revenues	$136	$1,452	-91%	$515	$1,751	-7%
Software transactional revenues	292	231	26%	606	413	47%
Software maintenance revenues	103	135	-24%	207	227	-9%
Professional service revenues	1,291	915	41%	1,710	1,422	20%

Total revenues	$1,822	$2,733	-33%	$3,038	$3,813	20%

     Licensing revenues decreased the three months ended September 30, 2006 and 71% for the six months ended September 30, 2006, compared to the same periods last year. The decrease is primarily due to the significant license revenue recorded in the prior year period associated with the signing of the integrated license, maintenance and services agreement with a significant customer.
     Transactional revenues increased 26% for the three months ended September 30, 2006 and 47% for the six months ended September 30, 2006, compared to the same periods last year principally as a result of an increase in the number of customers subject to transactional pricing.
     Maintenance revenues decreased 24% for the three months ended September 30, 2006 and 9% for the six months ended September 30, 2006, compared to the same periods last year. This decrease is primarily the result of more of our customers being billed on a transactional basis. As we continue to have success in adding new customers whose license and support contracts are based upon transactional pricing, we anticipate that our annual maintenance fees will continue to decrease. However, we expect our integrated license, maintenance and services agreement with a significant customer will generate additional annual maintenance revenues of approximately $400,000 beginning in the latter part of fiscal 2007.
     Professional service revenues increased 41% for the three months ended September 30, 2006 and 20% for the six months ended September 30, 2005, compared to the same periods last year. These increases were principally the result of additional services revenues recorded in connection with our $1.5 million professional services agreement with American Express, which we signed in September 2006, and our agreement with Online Resources Corporation, which we signed in June 2006.
     Cost of Sales
     Costs of sales principally include the costs of our personnel who perform the services associated with our software maintenance, support, training and installation activities as well as the cost of the Accuity EPICWare™ software frequently resold in conjunction with licenses of our software. Cost of sales increased by $92,073, or 23%, to $497,428 for the three months ended September 30, 2006 from $405,355 for the three months ended September 30, 2005. Cost of sales increased by $236,872, or 30%, to $1,019,728 for the six months ended September 30, 2006 from $782,856 for the six months ended September 30, 2005. The increases were principally the result of increased labor costs associated with our service activities which, resulted in a 41% and 20% increase in professional service revenues for the three months and six months ended September 30, 2006, respectively, compared to the same periods last year.
     Operating Expenses
     Total operating expenses increased by $362,227, or 25%, to $1,803,431 for the three months ended September 30, 2006 from $1,441,204 for the three months ended September 30, 2005. The increase is principally due to a $128,000 of stock-based compensation expense we incurred as a result of our adoption of FASB123R, $175,000 increase in legal expenses associated with arbitration settlement reached with two former employees and $92,000 increase in the use of outside consulting services, offset by a decrease of $45,000 in marketing and advertising service expense.

     Total operating expenses increased by $515,435, or 17%, to $3,599,439 for the six months ended September 30, 2006 from $3,084,004 for the six months ended September 30, 2005. This increase is principally attributable to $390,000 in stock-based compensation expenses incurred as a result of our adoption of FASB123R at the beginning of fiscal 2007, approximately $147,000 in increase in accounting and legal fees, a $172,000 increase in cost of goods for resale of third party software to a major customer, offset by a $134,000 decrease in marketing and advertising, rent, insurance, and travel expenses. Our headcount at September 30, 2006, was 37 compared to 42 at September 30, 2005.
     Other Income (Expenses)
     Other income (expenses), including interest expense and financing costs, increased $480,193, or 625%, to $403,393 in other income for the three months ended September 30, 2006 from $76,800 in other expenses for the three months ended September 30, 2005. The increase in other income for the three months ended September 30, 2006 was primarily attributable to the ongoing quarterly analysis related to the embedded derivatives associated with the promissory note of June 16, 2005 and the reversal of the contingent liability associated with the arbitration ruling on the lawsuit filed by two former employees which was paid in this period. Other income (expenses), including interest expense and financing costs, decreased $178,421, or 211%, to $(93,758) in other expenses for the six months ended September 30, 2006 from $84,663 in other income for the six months ended September 30, 2005. The (expenses) for the six months ended September 30, 2006 was primarily attributable to the ongoing quarterly analysis related to the embedded derivatives associated with the promissory note of June 16, 2005.
     Net Income (Loss)
     Net income (loss) decreased by ($884,727), or 109%, to a net loss of ($75,793) for the three month ended September 30, 2006 from a net income of $808,897 for the three month ended September 30, 2005.
     Net income (loss) decreased by ($1,706,598), or 5607%, to a net loss of ($1,676,163) for the six months ended September 30, 2006 from a net income of $30,435 for the six months ended September 30, 2005.
Liquidity and Capital Resources
     We have incurred significant losses and negative cash flows from operations for the last two fiscal years. We have obtained our required cash resources through the sale of debt and equity securities. We may not operate profitably in the future and may be required to continue the sale of debt and equity securities to finance our operations.
     We have specific plans to address our financial situation as follows:
•	We entered into a month-to-month professional services contract with an existing major financial services customer in September 2006, which we anticipate will generate revenue sufficient to significantly reduce the negative cash flows from our operations for fiscal 2007.

•	Additionally, we believe that the demand for our software and professional services will continue to expand as the United States market adopts the new payment processing opportunities available under changing regulations such as the Check Clearing Act for the 21st Century and NACHA’s back office conversion, which allows the conversion of paper checks in the back offices of retail merchants and government. We believe that increased demand for our solutions, including our recently introduced Clearingworks product, will lead to increased cash flows from up-front license fees, transaction based contract fees and increases in professional services revenues.

•	We have entered into a strategic alliance with one of the largest merchant service providers, or MSP, which will allow this MSP to sell Clearingworks as part of its ARC and back office conversion services. We expect this alliance to positively affect our profitability.

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
     Cash and cash equivalents decreased by $1,155,792 to $134,646 at September 30, 2006 from $1,290,438 at March 31, 2006. Cash used for operating activities was $1,094,413 in the six months ended September 30, 2006 compared to $1,484,665 in the same period in the prior year.
     Cash used for investing activities of $49,246 and $72,318 in the six months ended September 30, 2006 and September 30, 2005, respectively, was due to equipment purchases.
     Cash used in financing activities for the six months ended September 30, 2006 was $12,133 compared to cash provided by financing activities of $1,285,450 for the six months ended September 30, 2005. Financing activities in the current six month period included: proceeds of $500,000 from a related party loan, and the payment of $512,133 on the amended and restated convertible promissory note dated September 15, 2005.
     As a result of our increased level of transactional revenues achieved in fiscal 2007, and the expected increase in revenues from recently received and contemplated contracts, we believe we currently have adequate capital resources to fund our anticipated cash needs through March 31, 2007. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.
Factors That May Affect Our Results
We have a general history of losses and may not operate profitably in the future.
     We have a history of losses and our net losses and negative cash flow may continue for the foreseeable future. As of September 30, 2006, our accumulated deficit was ($48,786,501). We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name, gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.
Our ability to continue as a going concern may be contingent upon our ability to secure capital from prospective investors or lenders.
     The accompanying consolidated financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We believe we currently have adequate cash to fund anticipated cash needs through March 31, 2007. However, we may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts that are uncertain, especially under the current capital market conditions. These factors raise substantial doubt about our ability to continue as a going concern. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

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
     In June 2005, two of our former employees initiated arbitration against us alleging wrongful termination and sought severance pay. Arbitration was held on March 28, 2006 and on June 19, 2006, the arbitrator ruled that each employee was entitled to $90,000 in severance pay, as well as costs and interest. On August 25, 2006 all severance pay, as well as costs and interest due each employee was paid. Aggregate total paid was $249,853.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders or Annual Meeting, on September 14, 2006 at our principle executive offices at 5301 Hollister Road, Suite 250, Houston, Texas. The purpose of the Annual Meeting was to (i) elect two Class I Directors to hold office until the 2009 annual meeting of stockholders, (ii) to approve an amendment to the Company’s amended and restated 2000 Stock Option Plan to increase the number of shares available for issuance thereunder from 6,000,000 shares to 7,500,000 shares, and (iii) ratify the appointment of Ham, Langston & Brezina, LLP as our independent auditors for the fiscal year ending March 31, 2007.
     The following table provides the number of votes cast related to each proposal:

	For	Withheld	Abstain
Joe Abrell	25,760,412	457,486	0
John Nicholson	25,281,642	936,256	0

	For	Against	Abstain
Approve amendment to Company’s amended and restated 2000 Stock Option Plan	5,459,311	2,552,473	292,934

	For	Against	Abstain
Ratification of Ham, Langston & Brezina	25,926,329	218,952	1,749,837
          The following directors’ terms of office as a director continued after the Annual Meeting: J. Patrick Millinor, Jr., Charles E. Ramey, Hayden D. Watson, Thomas L. West, Jr. and Terry Stepanik.
Item 6. Exhibits
     The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit
Number	Description of Document
31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Accounting Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Accounting Officer.

SIGNATURE
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 14, 2006

US DATAWORKS, INC.

By	/ s/ John T. McLaughlin

John T. McLaughlin
Chief Accounting Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Accounting Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Accounting Officer.