Form 10QSB
period 2006-12-31
US DATAWORKS INC
filed 2007-02-14
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of shares of Common Stock outstanding as of February 7, 2007: 37,241,806
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

US DATAWORKS, INC.

FORM 10-QSB
QUARTERLY PERIOD ENDED DECEBER 31, 2006

Page
PART I — FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis or Plan of Operation	17

Item 3. Controls and Procedures	26

PART II — OTHER INFORMATION	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6. Exhibits	27
Schedule No.1 to Master License Agreement
Master License Agreement
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Accounting Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Accounting Officer

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
US DATAWORKS, INC.
BALANCE SHEET
December 31, 2006
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$82,507
Accounts receivable, net of allowance for doubtful accounts of $0	2,591,521
Prepaid expenses and other current assets	167,455

Total current assets	2,841,483

Property and equipment, net	519,351

Goodwill, net	14,133,629

Other assets	30,334

Total assets	$17,524,797

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
BALANCE SHEET
December 31, 2006
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of convertible promissory notes, net of unamortized discount of $92,115	$420,618
Note payable – related party	539,000
Deferred revenue — current	771,523
Accounts payable	803,117
Accrued expenses	180,125
Interest payable	7,530
Interest payable – related party	1,708
Derivative — Compounded embedded within note	39,034
Derivative – warrants	70,826

Total current liabilities	2,833,481

Total liabilities	2,833,481

Commitments and Contingencies

Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 109,933 shares issued and outstanding $3.75 liquidation preference, dividends of $241,842 in arrears	55
Common stock, $0.0001 par value 90,000,000 shares authorized and 37,139,303 shares issued and outstanding	3,714
Common Stock Subscription	(1,500,000)
Additional paid-in capital	65,295,838
Accumulated deficit	(49,108,291)

Total shareholders’ equity	14,691,316

Total liabilities and stockholders’ equity	$17,524,797

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
		As Restated		As Restated
	2006	2005	2006	2005
REVENUES
Software licensing revenues	$94,175	$89,109	$609,158	$1,840,029
Software transactional revenues	532,868	236,848	1,138,588	649,452
Software maintenance revenues	109,128	104,477	315,677	331,369
Professional service revenues	983,716	656,119	2,693,226	2,078,335

Total revenues	1,719,887	1,086,553	4,756,649	4,899,185

COST OF SALES	540,127	321,100	1,559,854	1,103,956

Gross profit	1,179,760	765,453	3,196,795	3,795,229

OPERATING EXPENSES
General and administrative	1,364,879	1,261,557	4,896,677	4,167,079
Depreciation and amortization	37,605	91,163	105,246	269,645

Total operating expense	1,402,484	1,352,720	5,001,923	4,436,724

LOSS FROM OPERATIONS	(222,724)	(587,267)	(1,805,128)	(641,495)

OTHER INCOME (EXPENSE)
Financing costs	—	(160,000)	—	(160,000)
Interest expense	(49,641)	(96,512)	(220,418)	(241,163)
Loss on extinguishment of debt	—	—	—	(206,000)
Interest expense – related party	(10,938)	—	(10,938)	—
Gain/Loss on derivatives	(37,889)	34,633	(193,960)	453,729
Contingent liabilities loss	—	—	222,600	—
Other income	—	8,249	10,491	24,467

Total other income (expense)	(98,468)	(213,630)	(192,225)	(128,967)

LOSS BEFORE PROVISION FOR INCOME TAXES	(321,192)	(800,897)	(1,997,353)	(770,462)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(321,192)	$(800,897)	$(1,997,353)	$(770,462)

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(321,192)	$(800,897)	$(1,997,353)	$(770,462)

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.07)	$(0.03)

Basic and diluted weighted-average shares outstanding	31,003,828	30,037,020	30,612,526	29,684,597

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOW
For the Nine Months Ended December 31,
(Unaudited)

		As Restated
	2006	2005
Cash flows from operating activities:-
Net (loss)/income from operations	$(1,997,953)	$(770,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	105,247	269,645
Amortization of note discount on convertible promissory note	176,058	180,221
Amortization of deferred compensation expense	—	(9,302)
Loss on extinguishment of debt	—	206,000
Gain on disposition of automobile	(3,394)	—
Stock based compensation	517,639	—
Gain / (Loss) on derivatives	193,960	(453,729)
Issuance of warrants for services	—	26,456
Issuance of options to third party for services	—	27,423
Issuance of warrants to lender in exchange for waiver in excess of cash received	—	160,000
Loss on disposition of fixed assets	—	2,650
Changes in operating assets and liabilities:
Accounts receivable, net	(1,099,833)	180,306
Costs and estimated earnings in excess of billings on uncompleted contracts	238,000	(937,323)
Prepaid expenses and other current assets	(941)	(125,594)
Other assets	12,890	569
Deferred revenue	554,769	(185,773)
Accounts payable	571,705	(96,996)
Accrued expenses	(282,413)	(64,585)
Interest payable	(32,434)	(19,206)

Net cash used in operating activities	(1,046,700)	(1,609,699)

Cash flows from investing activities:
Purchase of property and equipment	(157,098)	(114,817)
Proceeds from sales of fixed assets	8,000	2,682

Net cash used in investing activities	(149,098)	(112,135)

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOW
For the Nine Months Ended December 31,
(Unaudited)

		As Restated
	2006	2005
Cash flows from financing activities:
Proceeds from related party note payable	500,000	—
Proceeds from convertible promissory note	—	700,000
Repayment of convertible promissory note	(512,133)	—
Proceeds from stock sale	—	600,000
Stock issuance costs	—	(14,550)
Proceeds from issuance of warrants to lender in exchange for waiver	—	25,000

Net cash (used in) /provided by financing activities	(12,133)	1,310,450

Net decrease in cash and cash equivalents	(1,207,931)	(411,384)
Cash and cash equivalents, beginning of period	1,290,438	1,525,386

Cash and cash equivalents, end of period	$82,507	$1,114,002

Supplemental disclosures of cash flow information Interest paid	$87,733	$76,820

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1.	Organization and Business

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

2.	Summary of Significant Accounting Policies

INTERIM FINANCIAL STATEMENTS

The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2006 Annual Report. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire year ending March 31, 2007.

Revenue Recognition

The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). The Company licenses its software products under nonexclusive, nontransferable license agreements. These arrangements do not require significant production, modification, or customization. Therefore, revenue is recognized when such a license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable, and collectibility is probable.

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

Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002.

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

SFAS No. 142 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not have an impairment of goodwill to record for the years ended March 31, 2006 or March 31, 2005. In addition, during the quarters ended December 31, 2006 and 2005, the company noted no events or circumstances that would indicate the need to evaluate the impairment of its goodwill.

Convertible Debt Financing – Derivative Liabilities

The Company reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

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

Effective April 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s Financial Statements as of and for the three months ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months and nine months ended December 31, 2006 was $127,067 and $517,639 respectively, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the company’s Statement of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations prior to January 1, 2006 because the exercise price of the Company’s stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock at the date of grant. The Company’s pro forma information for the three and nine month periods ended December 31, 2006 is as follows:

	For the Three Months Ending	For the Nine Months
	Ending Dec 31, 2005	Dec 31, 2005
	As Restated	As Restated
Net loss as reported	$(800,897)	$(770,462)
Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	$(116,567)	$(229,024)
Net income (loss); pro forma	$(917,464)	$(999,486)
Basic and diluted earnings (loss) per share, as reported	$(0.03)	$(0.03)
Basic and diluted earnings (loss) per share, pro forma	$(0.03)	$(0.03)
The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended December 31, 2005: dividend yields of 0%; expected volatility of 89%; risk-free interest rates of 4.34% and 4.07% respectively; and expected lives of 3 years. For the three and nine months ended December 31, 2005 there were -0- and 1,161,900 respectively of options granted.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the three and nine months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

Upon adoption of SFAS 123R the Company continued to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. In determining the compensation cost of the options granted during the three and nine months ended December 31 2006, as specified by SFAS 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the Three Months Ending	For the Nine Months Ending
	December 31, 2006	December 31, 2006

Risk-free Interest Rate	4.69%	4.89%
Expected Life of Options Granted	3 years	3 years
Expected Volatility	71%	82%
Expected Dividend Yield	0	0
Expected forfeiture Rate	30%	30%

As of December 31, 2006, there was approximately $332,267 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a period of 3 years.

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

The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	For the Nine Months Ended
	December 31,
	2006	2005
Options outstanding under the Company’s stock option plans	6,460,349	3,730,183
Options granted outside the Company’s stock option plans	1,160,000	1,160,000
Warrants issued in conjunction with private placements	19,738,683	6,247,859
Warrants issued as a financing cost for notes payable and convertible notes payable	1,783,650	2,122,283
Warrants issued for services rendered and litigation settlement	200,769	360,769
Warrants issued as part of the US Dataworks, Inc. acquisition	—	67,200
Convertible Series B preferred stock (a)	109,933	109,933

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

Four of the Company’s customers accounted for 20%, 17%, 17% and 12%, respectively, of the Company’s net revenues for the three months ended December 31, 2006. Three customers accounted for 29%, 19% and 12%, respectively, of net revenues for the nine months ended December 31, 2006. Three customers accounted for 43%, 25% and 12% of net revenues for the three months ended December 31, 2005. Two customers accounted for 51% and 20%, respectively, of net revenues for the nine months ended December 31, 2005.

At December 31, 2006, amounts due from significant customers accounted for 67% of accounts receivable.

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
STATEMENTS OF OPERATIONS
For Quarter ending December 31, 2005
___

	As Previously
	Reported	Adjustments	As Restated
Revenue	$1,086,553	$—	$1,086,553
Loss from operations	(587,267)	—	(587,267)
Other income (expense):
Financing costs	(268,846)	108,846	(160,000)
Interest expense	(27,605)	(68,907)	(96,512)
Loss on extinguishment of debt	—	—	—
Gain/Loss on derivatives	—	34,633	34,633
Other income (expense)	8,249	—	8,249

Net income / loss	$(875,469)	$74,572	$(800,897)

Net income / loss per common share; basic and undiluted	$(0.03)	$—	$(0.03)

BALANCE SHEET

	As Previously
	Reported	Adjustments	As Restated
Total Assets	$17,625,603	$—	$17,625,603
Total liabilities	1,676,090	302,266	1,978,356
Stockholders Equity	$15,949,514	$(302,266)	$15,647,247

4.	Property and Equipment

Property and equipment as of December 31, 2006 consisted of the following:

Furniture and fixtures	$77,559
Office and telephone equipment	92,795
Computer equipment	693,552
Computer software	1,271,098
Leasehold improvements	62,997

2,198,001
Less accumulated depreciation and amortization	(1,678,650)

Total	$519,351

Depreciation and amortization expense for the three and nine months ended December 31, 2006 and 2005 was $37,605, $105,246, $91,163 and $269,645, respectively.

5.	Notes Payable – Related Parties

On September 26, 2006, the Company entered into a note payable with its Chief Executive Officer for $500,000. The note bears an 8.75% per annum interest rate, is unsecured and is due September 25, 2007. As of December 31, 2006 the outstanding balance on the note payable is $500,000.

6.	Convertible Promissory Notes

Convertible promissory notes at December 31, 2006 consisted of the following:

Convertible promissory note, interest at 10% per annum, unsecured, $256,066 due September 15, 2007	$256,066

Convertible promissory note issued June 16, 2005 with $70,000 Original Issue Discount, due in 15 equal monthly installments beginning April 15, 2006, net of unamortized discount of $92,115	164,552

420,618

Less current portion	(420,618)

Long-term portion	$—

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

The amended note is effective September 15, 2005 and extended the principal payment of $256,067 originally due September 15, 2005 for one year. The final principal payment of $256,066 is due on September 15, 2007. In consideration of this amendment, the Company issued the holder a common stock purchase warrant to purchase up to 650,000 shares of the Company’s common stock at an exercise price of $0.59 per share. The warrant will expire on September 15, 2008.

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

At the date of issuance, the embedded debt feature had an estimated initial fair value of $449,089, which was recorded as a discount to the convertible notes and derivative liability on our balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other income/(expense). The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with a closing price of $0.65, a conversion price as defined in the respective note agreement and a period of two years. Concerning the debt features, the model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.5%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. For the quarter ended December 31, 2006, due in part to a decrease in the market value of the Company’s common stock , the Company recorded an other income item on the statement of operations for the change in fair value of the embedded debt feature of approximately $29,419. At December 31, 2006, the estimated fair value of the embedded debt feature was approximately $39,034.

The recorded value of the embedded debt feature related to this debt can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock.

The warrants included with this note for purchase of the Company’s common stock had an initial value of $271,940. This amount has been classified as a derivative financial instrument and recorded as a liability on our consolidated balance sheet in accordance with SFAS 133. The estimated fair value of the warrants at the date of issuance was determined using the Black-Scholes option-pricing model with a closing price of $1.14, the respective exercise price of the warrants, a 2 year term, and a 90% volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.50%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income/ (expense) on its statement of operations. The warrant derivative liability at December 31, 2006, decreased to a fair value of $70,826, due in part to a decrease in the market value of the company’s common stock, which resulted in an other income item of $6,638.

The recorded value of the warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

Due to changes in value upon the conversion of this debt when shares were issued for required principal payments, additional losses were incurred amounting to $73,946. This loss is the result of differences in the settlement method and the assumptions that were used in the original derivative valuation.

7.	Accounts Receivable Facility

On September 27, 2006, the Company entered into a Purchase and Sale Agreement with Catalyst Finance, L.P. (“Catalyst”) for sale of certain of its accounts receivables. The Company’s borrowing costs under this Agreement range from 1.25% to 20% of the gross amount of the receivables sold to Catalyst based on the timing of collection. The maximum funds available under the agreement are all available accounts receivables as agreed to by Catalyst and the Company. The agreement allows for Catalyst to request repurchase of an account receivable under certain conditions. For the three and nine months period ended December 31, 2006, Catalyst has not requested repurchase of an account receivable. To date, the Company has sold $305,350 in receivables under the agreement, which yielded a loss on the sale of these receivables of $6,597. The Agreement will continue in effect until terminated by either party.

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

In August and October 2000, the Company issued 509,333 and 133,666 units respectively, in a private placement for gross proceeds of $382,000 and $100,250, respectively. Each unit consisted of one share of the Company’s voting convertible Series B preferred stock (the “Series B”) and a warrant, exercisable through October 2003, to purchase one share of the Company’s common stock. These warrants were not exercised and were cancelled in October of 2003. The Series B has a liquidation preference of $3.75 per share and carries a 10% cumulative dividend payable each March 1 and September 1. The Company has the right to redeem the Series B at any time after issuance at a redemption price of $4.15 per share, plus any accrued but unpaid dividends. The Series B is convertible upon issuance into shares of the Company’s common stock at $3.75 per share. The warrant entitles the holder to purchase one share of the Company’s common stock at $6.25 per share, which represents 115% of the market value of the Company’s common stock at the closing date.

In May 2001, an investor in the Series B rescinded its acquisition and returned to the Company 13,333 shares of Series B and warrants for the purchase of 2,667 shares of common stock in exchange for the return of its investment of $10,000.

In August 2004, an investor in the Series B elected to convert his 79,999 shares and accordingly was issued 15,998 shares of the Company’s common stock.

At December 31, 2006, there were accumulated, undeclared dividends in arrears of $241,842 or $0.44 per share.

Common Stock and Warrants

During the three and nine months ended December 31, 2006, the Company completed the following:

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

In the quarter ended December 31, 2006, the Company issued 314,253 shares of common stock with a value of $154,000 to pay down debt associated with the convertible promissory note issued June 16, 2005.

Sale of Common Stock and Warrants

On December 29, 2006, the Company entered into a stock purchase agreement (the “Purchase Agreement”), with Hyundai Syscomm Corp., a California corporation (“Hyundai”), pursuant to which the Company agreed to issue to Hyundai an aggregate of 6,100,000 shares of the Company’s common stock, $0.0001 par value (the “Common Stock”), for an aggregate purchase price of $1,500,000 (“Purchase Shares”). In connection with the Purchase Agreement, and subject to shareholder approval, the Company also agreed to issue to Hyundai a warrant (the “Warrant”) to purchase up to an aggregate of 14,300,000 shares of Common Stock (the “Warrant Shares”); provided, however, in no event shall the aggregate of Hyundai’s Warrant Shares and Purchased Shares exceed 39.9% of the Company’s total outstanding shares. Under no condition will Warrant Shares become issuable hereunder unless and until the Company secures the necessary vote from its shareholders in favor of the issuance of this Warrant. The Warrant will vest as to one million shares of Common Stock for each $1 million in gross profits allocated to Hyundai under the Resale Agreement. At Hyundai’s option, it may elect to apply its allocation of gross profits to the payment of the exercise price of the exercise of any of the Warrant Shares. The exercise price will be $0.01 per share and it will have term of 10 years. The Purchase Shares and

Warrant are being held in escrow pending the Closing. The Closing, initially set for December 29, 2006, is expected to occur in March 2007.
During the three and nine months ended December 31, 2005, the Company completed the following:

Amendment of Convertible Promissory Note and Issuance of Warrant

On October 13, 2005, the Company amended and restated its 10% convertible debenture effective September 15, 2005 in the principal amount of $768,199.24, issued by the Company for the benefit of an accredited individual investor. This convertible debenture, originally dated September 15, 2004, was amended to extend the payment of the principal due and payable on September 15, 2005 until September 15, 2006. The final principal payment of $256,066 is due on September 15, 2007. In consideration of this amendment, the Company issued to the individual investor a common stock purchase warrant to purchase up to 650,000 shares of its common stock at an exercise price of $0.59 per share. The warrant will expire on September 15, 2008.

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

Stock Options

In August 1999, the Company implemented its 1999 Stock Option Plan (the “1999 Plan”). In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”), which amends and restates the 1999 Plan. In September 2006, shareholders approved an amendment to the Company’s amended and restated 2000 stock option plan to increase the maximum aggregate number of shares available for issuance thereunder from 6,000,000 to 7,500,000. Under the 2000 Plan, the exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of vesting. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting.

During the nine months ended December 31, 2006 the Company granted 3,114,500 stock options to certain employees that may be exercised at prices ranging between $0.46 and $0.82 per share. During the nine months ended December 31, 2005, the Company granted 1,161,900 stock options to certain employees that may be exercised at prices ranging between $0.44 and $0.65 per share.

     The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, March 31, 2006	3,499,115	$0.92	1,160,000	$1.02
Granted	3,114,500	$0.58	0	0
Exercised	0	0	0	0
Forfeited/canceled	153,266	$1.40	0	0
Outstanding, December 31, 2006	6,460,349	$0.74	1,160,000	$1.02
Exercisable, December 31, 2006	3,795,849	$0.84	1,160,000	$1.02
The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at December 31, 2006 were 8.1 years and $0.78, respectively. The exercise prices for the options outstanding at December 31, 2006 ranged from $0.44 to $6.25, and information relating to these options is as follows:

					Weighted-
Range of		Stock	Weighted-Average	Weighted-	Average Exercise
Exercise	Stock Options	Options	Remaining	Average	Price of Options
Prices	Outstanding	Exercisable	Contractual Life	Exercise Price	Exercisable

$0.44 - 0.80	5,038,513	2,749,013	8.52 years	$0.56	$0.55
$0.81 - 1.35	1,837,836	1,462,836	7.56 years	$0.93	$0.96
$1.36 - 6.25	744,000	744,000	7.10 years	$1.96	$1.96
	7,620,349	4,955,849
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
     When used in this Quarterly Report on Form 10-QSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, our ability to add new transaction pricing customers, anticipated decrease in maintenance fees, benefits of our license agreement and consulting agreement with American Express Company, our operating expenses, our strategic opportunities, adequacy of capital resources, our potential professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, expectations regarding net losses, expectations regarding cash flow and sources of revenue, benefits of our relationship with an MSP and Hyundia, statements regarding our growth and profitability, investments in marketing and promotion, fluctuations in our operating results, our need for future financing, our dependence on our strategic partners, our dependence on personnel, our disclosure controls and procedures, our ability to respond to rapid technological change, statements regarding future acquisitions or investments and our transaction with Hyundai. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, our ability to close our transaction with Hyundai, performance under the Hyundai agreement, and the risks set forth below under “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
Revenue Recognition
     We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2. We license our software products under non-exclusive, non-transferable license agreements. These arrangements do not require significant production, modification or customization, therefore revenue is recognized when the license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable and collectibility is probable.
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

Goodwill
     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” or SFAS No. 142, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002.
     The goodwill recorded on our books is from the acquisition of US Dataworks, Inc. in fiscal year 2001, which remains our single reporting unit. SFAS No. 142 requires goodwill for each reporting unit of an entity to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, the Company performs impairment tests annually during the fourth quarter.
     SFAS No. 142 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. We did not have an impairment of goodwill to record for the years ended March 31, 2006 or March 31, 2005. In addition, during the quarters ended December 31, 2006 and 2005, the company noted no events or circumstances that would indicate the need to evaluate the impairment of its goodwill.
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
     Four of our customers accounted for 20%, 17%, 17% and 12%, respectively, of our net revenues for the three months ended December 31, 2006. Three customers accounted for 29%, 19% and 12%, respectively, of net revenues for the nine months ended December 31, 2006. Three customers accounted for 43%, 25% and 12% of net revenues for the three months ended December 31, 2005. Two customers accounted for 51% and 20%, respectively, of net revenues for the nine months ended December 31, 2005.
     At December 31, 2006, amounts due from significant customers accounted for 67% of accounts receivable.
Results of Operations
     The results of operations reflected in this discussion include our operations for the three and nine month periods ended December 31, 2006 and 2005.
     Revenues
     We generate revenues from (a) licensing software with fees due at the initial term of the license, (b) licensing and supporting software with fees due on a transactional basis, (c) providing maintenance, enhancement and support for previously licensed products and (d) providing professional services.

	Three Months			Nine Months
	Ended			Ended
	December 31,			December 31,
	2006	2005	Change	2006	2005	Change
	(In 000’s)			(In 000’s)
Software licensing revenues	$94	$89	6%	$609	$1,840	-67%
Software transactional revenues	533	237	125%	1,139	650	75%
Software maintenance revenues	109	105	4%	316	331	-5%
Professional service revenues	984	656	50%	2,693	2,078	30%

Total revenues	$1,720	$1,087	58%	$4,757	$4,899	-3%

     Licensing revenues increased 6% for the three months ended December 31, 2006 and decreased 67% for the nine months ended December 31, 2006, compared to the same periods last year. The three month increase is primarily related to the increase in sales of 3rd party software add-ons by our new customers. The nine month decrease is primarily due to $1,532,000 of license revenue recorded, on a percentage of completion, in the prior year period associated with amending our license agreement with American Express Company, a significant customer, in August 2005. During the nine months ended December 31, 2006, we recorded $59,500 of license revenue under this agreement, all of which was recorded in the three month ended December 31, 2006. As of December 31, 2006, $59,500 of license revenue remains to be recorded under this agreement.
     Transactional revenues increased 125% for the three months ended December 31, 2006 and 75% for the nine months ended December 31, 2006, compared to the same periods last year. These increases are principally a result of an increase in the number of customers utilizing our software solutions on a transaction fee basis and an increase in utilization of our software solutions by our current customers.
     Maintenance revenues increased 4% for the three months ended December 31, 2006 and decreased 5% for the nine months ended December 31, 2006, compared to the same periods last year. The decrease for the nine months is primarily related to an increase in customers utilizing our software solution on transaction basis. As we continue to have success in adding new customers whose license and support contracts are based upon transactional pricing, we expect our annual maintenance fees to remain flat or decrease. However, we expect this trend to be partially offset by annual maintenance fees generated under our license agreement with American Express Company, which provides for an annual maintenance fee. We expect to receive approximately $400,000 in fiscal 2007 under this agreement.
     Professional service revenues increased 50% for the three months ended December 31, 2006 and 30% for the nine months ended December 31, 2006, compared to the same periods last year. These increases were principally the result of additional service revenues recorded in connection with our consulting agreement with American Express, which we signed in June 2005. In connection with this consulting agreement, we received a purchase order for $1,200,000 in professional services in August 2005, which we fully recorded in March 2006. We received an additional purchase order for $1,521,250 in professional services in September 2006, of which we recorded $304,650 and $939,131 in the three months and nine months ended December 31, 2006, respectively. In addition, under our agreement with Online Resources Corporation, which we signed in June 2006, we recorded $131,625 and $390,937 in the three months and nine months ended December 31, 2006, respectively.
     Cost of Sales
     Costs of sales principally include the costs of our personnel who perform the services associated with our software maintenance, support, training and installation activities as well as the cost of Accuity EPICWare™ software frequently resold in conjunction with licenses of our software. Cost of sales increased by $219,027, or 68%, from $321,100 for the three months ended December 31, 2005 to $540,127 for the three months ended December 31, 2006. Cost of sales increased by $455,898, or 41%, from $1,103,956 for the nine months ended December 31, 2005 to $1,559,854 for the nine months ended December 31, 2006. The increases were principally the result of increased labor costs associated with the service activities that resulted in a 50% and 30% increase in professional service revenues for the three months and nine months ended December 31, 2006, respectively, compared to the same periods last year.

     Operating Expenses
     Total operating expenses increased by $49,764, or 4%, from $1,352,720 for the three months ended December 31, 2005 to $1,402,484 for the three months ended December 31, 2006.
     The overall increase in operating expenses in the three month period is principally due to a $163,000 increase in legal fees primarily related to our investigation of potential acquisition targets, $127,000 in stock-based compensation expense, offset by a reduction of $132,000 in salary expense, and a $75,000 reduction in various marketing, accounting, depreciation and office expenses. This decrease in expenses is a result of a reduction in the number of more highly compensated personnel as compared to the same period last year.
     Total operating expenses increased by $565,199, or 13%, from $4,436,724 for the nine months ended December 31, 2005 to $5,001,923 for the nine months ended December 31, 2006. The increase in operating expenses in the nine month period is principally attributable to an increase of $517,000 in stock-based compensation expense related to our adoption of FSAS 123R at the beginning of this fiscal year, $347,000 in legal fees related to our investigation of potential acquisition targets and legal fees related to arbitration hearings of two former employees, a $300,000 increase in outside consulting services and a $128,000 increase in bonus payments to executive officers and salesmen relating to employment contracts. These expenses were offset by a decrease of $452,000 in salary expense, a $164,000 decrease in depreciation expense, $89,000 reduction in advertising and marketing expense and a $19,000 reduction in insurance expenses. This decrease in expenses is a result of a reduced number of staff over the first half of the current year as compared to the same time period last year. The increase in the overall staff for the year occurred late in the current period ending Dec 31, 2006. Additionally, on March 31, 2006, a significant asset became fully depreciated accounting for the reduction in depreciation expense for the current year. We anticipate that our operating expense will continue to increase going forward as we expect to continue to add to staff, engage outside consulting services when needed and pursue any strategic opportunities as they become available. Our headcount at December 31, 2006 was 41 compared to 38 at December 31, 2005.
     Other Expenses
     Other expenses, including interest expense and financing costs, decreased $115,163 or 54% from $213,630 for the three months ended December 31, 2005 to $98,467 for the three months ended December 31, 2006. This decrease is primarily related to our November 2005 agreement with an institutional investor related to the issuance of a common stock purchase warrant in exchange for the investor waiving all rights the investor may have related to our September 15, 2005 amended note agreement with another individual investor (see Note 6). The common stock purchase warrant allows the investor to purchase up to 650,000 shares of our common stock at an exercise price of $0.59 per share, which warrant will expire on November 22, 2008. Using the Black-Scholes pricing model we have determined the value of the warrant issued in connection with this November 22, 2005 agreement to be $185,000. This amount, less the $25,000 proceeds received, was recorded as Financing costs expense for the three months ended December 31, 2005.
     Other expenses, including interest expense and financing costs, increased $63,258, or 49%, from $128,967 for the nine months ended December 31, 2005 to $192,225 for the nine months ended December 31, 2006.
     Net Loss
     Net loss decreased $479,706, or 60%, from $800,897 for the three months ended December 31, 2005 to a net loss of $321,192 for the three months ended December 31, 2006.
     Net loss increased by $1,226,891, or 160%, from $770,462 for the nine months ended December 31, 2005 to a net loss of $1,997,353 for the nine months ended December 31, 2006.

Liquidity and Capital Resources
     We have incurred significant losses and negative cash flows from operations for the last three fiscal years. We have obtained our required cash resources through the sale of debt and equity securities. We may not operate profitably in the future and may be required to continue the sale of debt and equity securities to finance our operations.
     We have specific plans to address our financial situation as follows:
•	We received a purchase order for professional services from American Express Company in September 2006 that we expect will generate revenue sufficient to significantly reduce the negative cash flows from our operations for fiscal 2007.

•	Additionally, we believe that the demand for our software and professional services will continue to expand as the United States market adopts the new payment processing opportunities available under changing regulations such as the Check Clearing Act for the 21st Century and NACHA’s back office conversion, which allows the conversion of paper checks in the back offices of retail merchants and government. We believe that increased demand for our solutions, including our recently introduced Clearingworks product, will lead to increased cash flows from up-front license fees, transaction based contract fees and increases in professional services revenues.

•	We have entered into a strategic alliance with one of the largest merchant service providers, or MSP, which will allow this MSP to sell Clearingworks as part of its ARC and back office conversion services. We expect this alliance to positively affect our profitability.

•	Our alliance with Hyundai Syscomm Corp. will allow the us to resale, automated teller machines enhanced with our software. We expect this alliance to positively affect our profitability.
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
     Cash and cash equivalents decreased by $1,207,931 from $1,290,438 at March 31, 2006 to $82,507 at December 31, 2006. Cash used for operating activities was $1,046,700 in the nine months ended December 31, 2006 compared to $1,609,699 in the same nine month period in the prior year.
     Cash used for investing activities of $149,098 and $112,135 in the nine months ended December 31, 2006 and December 31, 2005, respectively, was due to equipment purchases.
     Cash used in financing activities for the nine months ended December 31, 2006, was $12,133 compared to cash provided of $1,310,000 in the nine months ended December 31, 2005. Financing activities in the current nine month period included: proceeds of $500,000 from a related party loan, and the payment of $512,133 on the amended and restated convertible promissory note date September 15, 2005.
     As a result of our recent capital raising transactions, our increased level of transactional revenues achieved in fiscal 2007, and the expected increase in revenues from recently received purchase orders and contemplated contracts, we believe we currently have adequate capital resources to fund our anticipated cash needs through June 30, 2007 and beyond. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.

Factors That May Affect Our Results
We have a general history of losses and may not operate profitably in the future.
     We have incurred losses for the last three fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of December 31, 2006, our accumulated deficit was $(49,108,291). We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnerships, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.
Our ability to continue as a going concern may be contingent upon our ability to secure capital from prospective investors or lenders.
     The accompanying consolidated financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We believe we currently have adequate cash to fund anticipated cash needs through June 30, 2007. However, we may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts that are uncertain, especially under the current capital market conditions. These factors raise substantial doubt about our ability to continue as a going concern. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:
•	curtail our operations significantly;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including a merger or sale of US Dataworks.
          Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.
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
     We have a small number of customers that account for a significant portion of our revenue. Our revenue could decline because of a delay in signing agreements with a single customer or the failure to retain an existing customer. Furthermore, we may not obtain additional customers. The failure to obtain additional customers and the failure to retain existing customers will harm our operating results.
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

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We entered into a Stock Purchase Agreement, or the Purchase Agreement, on December 29, 2006 with Hyundai Syscomm Corp., a California corporation, or Hyundai, pursuant to which we agreed to issue to Hyundai an aggregate of 6,100,000 shares of our common stock, $0.0001 par value, or Common Stock, for an aggregate purchase price of $1,500,000, or Purchased Shares. In connection with the Purchase Agreement, and subject to shareholder approval, we also agreed to issue to Hyundai a warrant, or Warrant, to purchase up to an aggregate of 14,300,000 shares of Common Stock, or Warrant Shares; provided; however, in no event shall the aggregate of Hyundai’s Warrant Shares and Purchased Shares exceed 39.9% of our total outstanding shares. The Warrant will vest as to one million shares of Common Stock for each $1 million in gross profits allocated to Hyundai under that certain Software Integration and Resale Agreement we entered into with Hyundai on December 29, 2006. At Hyundai’s option, it may elect to apply its allocation of gross profits to the payment of the exercise price for the exercise of any of the Warrant Shares. The exercise price will be $0.01 per share and it will have a term of 10 years. The Purchase Shares and the Warrant are being held in escrow pending Closing. The Closing, initially set for December 29, 2006, is expected to occur in March 2007 The issuance of the Purchase Shares and the Warrant will be made pursuant to Section 4(2) of the Securities Act of 1933, as amended.
Item 6. Exhibits

Exhibit
Number	Description of Document
4.1	Rights Agreement, dated July 24, 2003, by and between the Registrant and Corporate Stock Transfer (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2007).

4.2	Amendment No. 1 to Rights Agreement, dated December 29, 2006, by and between the Registrant and American Stock Transfer & Trust. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

4.3	Stock Purchase Warrant issued on December 29, 2006 by and between the Registrant to the benefit of Hyundai Syscomm Corp. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

4.4	Registration Rights Agreement, dated December 29, 2006, by and between the Registrant and Hyundai Syscomm Corp. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

10.1	Amendment Agreement, dated as of December 28, 2006, by and between the Registrant and Crescent International Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006).

10.2	Stock Purchase Agreement, dated December 29, 2006, by and between the Registrant and Hyundai Syscomm Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

10.3	Software Integration and Resale Agreement, dated December 29, 2006, by and between the Registrant and Hyundai Syscomm Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

Exhibit
Number	Description of Document
10.4	Schedule Number 1 to Master License Agreement, dated July 22, 2005, by and between the Registrant and American Express Travel Related Services Company.

10.5	Master License Agreement, effective as of October 15, 1999, by and between the Registrant and American Express Travel Related Services Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Accounting Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Accounting Officer.

SIGNATURE
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Dated: February 14, 2007

US DATAWORKS, INC.

By	/s/ John T. McLaughlin

John T. McLaughlin
Chief Accounting Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
4.1	Rights Agreement, dated July 24, 2003, by and between the Registrant and Corporate Stock Transfer. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

4.2	Amendment No. 1 to Rights Agreement, dated December 29, 2006, by and between the Registrant and American Stock Transfer & Trust. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

4.3	Stock Purchase Warrant issued on December 29, 2006 by and between the Registrant to the benefit of Hyundai Syscomm Corp. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

4.4	Registration Rights Agreement, dated December 29, 2006, by and between the Registrant and Hyundai Syscomm Corp. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

10.1	Amendment Agreement, dated as of December 28, 2006, by and between the Registrant and Crescent International Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006).

10.2	Stock Purchase Agreement, dated December 29, 2006, by and between the Registrant and Hyundai Syscomm Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

10.3	Software Integration and Resale Agreement, dated December 29, 2006, by and between the Registrant and Hyundai Syscomm Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

10.4	Schedule Number 1 to Master License Agreement, dated July 22, 2005, by and between the Registrant and American Express Travel Related Services Company.

10.5	Master License Agreement, effective as of October 15, 1999, by and between the Registrant and American Express Travel Related Services Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Accounting Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Accounting Officer.