Form 10KSB
period 2007-03-31
US DATAWORKS INC
filed 2007-06-29
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

Form 10-KSB

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Issuer’s revenue for fiscal year ended March 31, 2007:  $7,069,575

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the price of such common equity as of June 20, 2007 as reported on the American Stock Exchange is $18,313,421. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

Number of shares of Common Stock outstanding as of June 20,2007: 31,300,462.

DOCUMENTS INCORPORATED BY REFERENCE

Items 9 (as to directors, audit committee, audit committee financial expert and Section 16(a) Beneficial Ownership Reporting Compliance), 10, 11 (as to Beneficial Ownership), 12 and 14 of Part III of this Annual Report on Form 10-KSB incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended March 31, 2007, in connection with the solicitation of proxies for the registrant’s 2007 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format:  Yes  ☐     No ☑

US DATAWORKS, INC.

2007 FORM 10-KSB

PART I

When used in this Report, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, our operating expenses, our strategic opportunities, adequacy of capital resources, our potential professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, expectations regarding net losses, expectations regarding cash flow and sources of revenue, benefits of our relationship with an MSP and Hyundai, statements regarding our growth and profitability, investments in marketing and promotion, fluctuations in our operating results, our need for future financing, effects of accounting standards on our financial statements, our investment in strategic partnerships, development of customer base and our infrastructure, our dependence on establishing relationships with leading customers in the ATM market, our dependence on our strategic partners, our dependence on personnel, our disclosure controls and procedures, our ability to respond to rapid technological change, expansion of our technologies and products, benefits of our products, our competitive position, statements regarding future acquisitions or investments, our legal proceedings, our dividend policy and our transaction with Hyundai. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, our ability to close our transaction with Hyundai, performance under the Hyundai agreement, and the risks set forth below under “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “US Dataworks,” “we,” “us,” or “our” means US Dataworks, Inc.

MICRworkstm, Clearingworks®, Returnworkstm, and Remitworkstm are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

Item 1.	Description of Business

General

US Dataworks is a developer of payment processing software, serving several of the top 25 banking institutions, top 10 credit card issuers, major retailers and the United States Government. We generate revenue from the licensing, system integration and maintenance of our core product, Clearingworks, and its component subsystems, ClearingworksACH, ClearingworksCHECK21, ClearingworksPAYMENTS and ClearingworksSECURE. Our software is designed to enable organizations to transition from traditional paper-based payment and billing processes to electronic payment solutions. Our products include check processing, point-of-purchase transactions and turnkey Automated Clearing House (ACH) payments. ACH payments are highly reliable and efficient electronic fund transfers among participating depository financial institutions including the Federal Reserve, the central bank of the United States. Our products are designed to provide organizations with an in-house solution that will complement and enhance such organizations’ existing technologies, systems and operational workflow. Our strategy is to identify, design and develop products that fill specific niches in the payment processing industry.

In the fourth quarter of 2007, through our strategic partnership with Hyundai Syscomm Corp., a California corporation, we entered the automated teller machine (ATM) market. Under our resale agreement with Hyundai Syscomm, we have exclusive rights to resell or lease Hyundai Syscomm’s ATMs/teller kiosks, enhanced by our proprietary Clearingworks software, in North America and India. We expect to generate revenue through the resale or lease of these ATMs and expand our revenue generation opportunities for Clearingworks.

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

Products

Clearingworks is our transaction processing platform that provides a fully automated, end-to-end solution for electronic payment processing. Clearingworks technology includes state-of-the-art decision-making functionality that determines “best-fit clearing” and “least-cost routing” of payments. Clearingworks incorporates our industry-leading functionality in an easily configurable processing stream designed to give customers the scalability and flexibility needed to handle all of their payment transactions. We distribute our products and services by aligning ourselves with key strategic partners and by direct marketing by our in-house personnel.

ClearingworksACH:

ClearingworksACH is an integrated ACH payment management tool that handles all major National Automated Clearing House, or NACHA, Standard Entry Class codes. ClearingworksACH can receive data from several capture devises, such as point-of-sale, web, telephone or remittance processing systems, and can determine the best-fit clearing and least-cost routing. ClearingworksACH contains our industry-leading MICR parsing technology, which is designed to provide unsurpassed levels of accuracy and consistency for check conversion. It will support both centralized and distributed payment models and is integrated with most third party payment processing platforms such as PEP+, Wausau Financial Systems, J&B Software, BancTec and others.

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

ClearingworksSECURE:

ClearingworksSECURE is designed to provide broad protection to the customers’ data, including issues such as compliance, information assurance, privacy, business continuity, fraud, and disaster recovery.

Customers

US Dataworks’ customers include five of the top 25 banking institutions in the United States, four of the top 10 credit card issuers in the United States, major retailers and two United States Government agencies. Four of our customers, American Express, Federal Reserve Bank, Hyundai Syscomm and Citibank, accounted for 24%, 18%, 14%, and 11%, respectively, of our net revenue for the year ended March 31, 2007. Two of our customers, American Express and the Federal Reserve Bank, accounted for 51% and 20%, respectively, of our net revenue for the year ended March 31, 2006. Two of our strategic resellers, BancTec and Computer Sciences Corporation, accounted for an aggregate of 3% of our net revenue for the year ended March 31, 2007. BancTec and Computer Science Corp. accounted for an aggregate of 8% of our net revenue for the year ended March 31, 2006.

Strategic Business Relationships

We believe that, in addition to growth from organic sales, aligning ourselves with key strategic partners to sell and distribute our software products will accelerate our revenue growth and capture of market share. Further, we expect that these strategic business relationships, among other factors, will help us achieve positive cash flow in the near future. As of June 20, 2007, we have aligned ourselves with several strategic partners as a core component of our sales and distribution strategy, including Hyundai Syscomm.

We also have a key strategic alliance with Accuity, a unit of Thomson Corporation, to incorporate its EPICWare database into our products. We plan to continue pursuing additional strategic alliances to help increase market share.

Competition

Our competitors in the financial services market include E-Funds, Equifax, Wausau Financial Systems, J&B Software and Telecheck. The services offered by these competitors include electronic billing and payment, electronic funds transfer, payment solutions, reconciliation, checks by phone and recurring billing, as well as value-added services such as strategy consulting, marketing and technology infrastructure. The majority of these offerings are on an out-sourced basis, while our products offer an in-house solution. Our competitors in the ATM market include Diebold, NCR, Wincor Nixdorf GmbH & Co., Triton and Itautec. The services offered by these competitors include ATMs, cash dispensers and software solutions, and incorporate advanced features such as cash deposits, automated check cashing/deposit, web enablement, bill payment and the dispensing of non-cash items.

We believe that the principal competitive factors determining success in these markets include:

•	reputation for reliability and service;

•	breadth and quality of services;

•	technological innovation and understanding client strategies and needs;

•	creative design and systems engineering expertise;

•	easy-to-use software;

•	effective customer support;

•	processing speed and accuracy; and

•	pricing.

We believe we compete favorably with respect to these factors. However, the market for payment processing software and ATM equipment is highly competitive, rapidly evolving and subject to significant technological change. As these markets grow, we expect competition to increase. Increased competition may result in price reductions and reduced margins.

We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, we may fail to gain market share or lose existing market share and our financial condition, operating results and business could be adversely affected.

Patents and Trademarks

US Dataworks has obtained trademarks on the names of our premier products and services, including Clearingworks, and a currently unlicensed developed product, ZeroPass. We also have applied for a patent on ImageKey, which is currently in development, and this application is pending. Our efforts to protect our intellectual property rights may not prevent the misappropriation of our intellectual property.

Government Regulation

As a processor of ACH payments, we must comply with federal laws governing the processing of electronic transactions. We are in compliance with all federal laws and work closely with NACHA to ensure our systems remain both compliant with the laws and regulations, as well as NACHA guidelines.

Employees

As of June 20, 2007, we have 47 employees, all of whom are full-time employees. We are not a party to any collective bargaining agreement with our employees. We believe our employee relations to be good.

Research and Development

For fiscal 2007 and 2006 we spent approximately $357,241 and $339,421, respectively, on research and development activities.

Item 2.	Description of Property

Our principal executive offices, currently consisting of 15,354 square feet of office space, are located at 5301 Hollister Road, Suite 250, Houston, Texas 77040, which is leased through July 2007. On June 25, 2007 we entered into a new lease for our principal executive offices consisting of 18,790 square feet of office space located at One Sugar Creek Center Blvd., Suite 500 Sugar Land, Texas 77478. This new lease is effective August 2007 and runs through July 2012.

Item 3.	Legal Proceedings

From time to time, we are involved in various legal and other proceedings that are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers

As of June 20, 2007, the following persons were our executive officers:

Name	Age	Position

Charles E. Ramey	66	Chief Executive Officer and Director
Terry Stepanik	56	President, Chief Operating Officer and Director
John T. McLaughlin	52	Chief Accounting Officer
John J. Figone	46	Vice President of Business Operations and General Counsel
Mario Villarreal	36	Senior Vice President and Chief Technology Officer

Charles E. Ramey has served as a director since July 2001 and became our Chief Executive Officer in December 2001. Prior to joining US Dataworks, Mr. Ramey was a private investor from December 1998 through July 2001 and was President and co- founder of PaymentNet Inc., now Signio Inc., an outsourced e-commerce payment processing company, from April 1996 to December 1998.

Terry Stepanik has served as a director since September 2002 and our President and Chief Operating Officer since April 2001. Mr. Stepanik also served as our Interim Chief Financial Officer from September

2002 to March 2003. In November 1997, Mr. Stepanik co- founder of US Dataworks, Inc., a Delaware corporation, which we acquired in April 2001, and served as its President from November 1997 to April 2001. From April 1994 to November 1997, Mr. Stepanik was the Senior Project Manager for TeleCheck Services, Inc., a provider of paper and electronic check services.

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

	High	Low

Fiscal 2007
First Quarter	$0.91	$0.41
Second Quarter	0.83	0.49
Third Quarter	0.71	0.45
Fourth Quarter	0.64	0.39
Fiscal 2006
First Quarter	$0.71	$0.41
Second Quarter	0.73	0.38
Third Quarter	0.64	0.44
Fourth Quarter	0.49	0.34

Holders

As of June 20, 2007, our common stock was held by 318 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item is included under Item 11 of Part III of this Annual Report on Form 10-KSB.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjuction with the consolidated financial statements and related notes included elsewhere in this Report.

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

Revenue Recognition

We recognize revenues associated with our software products in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition.” We license our software products under non-exclusive, non-transferable license agreements. These arrangements do not require significant production, modification or customization, therefore revenue is recognized when the license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable and collectibility is probable.

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

We recognize revenues associated with the resale of ATMs in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No. 48. Our sale price is fixed and determinable at the date of sale and we have no obligation to directly bring about the resale of the product. In addition, the buyer’s obligation to pay us is not contingent upon release of the product and our sale price is not adjusted if the product is lost or damaged. The buyer has economic substance apart from us and we can reasonably estimate the amount of returns at the time of sale. Therefore revenue is recognized at the time of sale.

Concentrations of Credit Risk

We extend credit to our customers and perform ongoing credit evaluations of our customers. We do not obtain collateral from our customers to secure our accounts receivables. We evaluate our accounts receivable on a regular basis for collectibility and provide for an allowance for potential credit losses as deemed necessary.

Four of our customers, American Express, Federal Reserve Bank, Hyundai Syscomm and Citibank, accounted for 24%, 18%, 14%, and 11%, respectively, of our net revenue for the year ended March 31, 2007. Two of our customers, American Express and the Federal Reserve Bank, accounted for 51% and 20%, respectively, of our net revenue for the year ended March 31, 2006. Two of our strategic resellers, BancTec and Computer Sciences Corporation, accounted for an aggregate of 3% of our net revenue for the year ended March 31, 2007. BancTec and Computer Science Corp. accounted for an aggregate of 8% of our net revenue for the year ended March 31, 2006.

At March 31, 2007, amounts due from three customers, accounted for 41%, 31%, and 9% of accounts receivable.

At March 31, 2006, amounts due from three customers, accounted for 66%, 18% and 7% of accounts receivable.

Results of Operations

The results of operations reflected in this discussion include the operations of US Dataworks for the past two years.

Revenue

We generate revenues from (a) licensing software with fees due at the initial term of the license, (b) licensing and supporting software with fees due on a transactional basis, (c) providing maintenance, enhancement and support for previously licensed products, (d) providing professional services and (e) ATM equipment resales and leases.

	For Year
	Ended
	March 31,
	2007	2006	Change
	(In 000’s)

Software licensing revenues	$689	$2,681	−74.3%
Software transactional revenues	1,495	908	64.7%
Software maintenance revenues	439	432	1.6%
Professional service revenues	3,446	2,952	16.7%
ATM equipment revenues	1,000	—	—

Total revenues	$7,069	$6,975	1.4%

Revenues increased by 1.4% in fiscal 2007, as compared to fiscal 2006. Transactional revenue and professional services revenues increased 64.7% and 16.7%, respectively, in fiscal 2007, as compared to fiscal 2006. The increase in transactional revenue was primarily attributable to new customers added during the year and a steady growth of transactions processed by our existing customers. Professional services revenue increased in large part due to additional service revenues recorded in connection with our consulting agreement with American Express, which we signed in June 2005. In connection with this consulting agreement, we received a purchase order for $1,521,250 in professional services in September 2006, of which we recorded $1,193,581 in fiscal 2007. In addition, under our agreement with Online Resources Corporation, which we signed in June 2006, we recorded $355,969 in fiscal 2007. In the fourth quarter of fiscal 2007, we began generating revenue under our resale agreement with Hyundai Syscomm, which accounted for our ATM equipment revenues.

These increases were partially offset by a decrease in our licensing revenues by 74.3% in fiscal 2007, as compared to fiscal 2006. This decrease was primarily due to $1,532,000 of revenue recorded on a percentage of completion, in the prior year associated with amending our licensing agreement with American Express, a significant customer, in August 2005. During fiscal 2007, we recorded $119,000 of license revenue under this agreement. As of March 31, 2007, no license revenues remained to be recorded under this agreement.

Cost of Sales

Cost of sales principally include the costs of our personnel who perform the services associated with our software maintenance, support, training and installation activities, the cost of third party software sold in conjunction with licenses of our software to convert electronic data into acceptable formats utilized by the Nation’s banking system, and equipment costs associated with the sale of ATM equipment. Total cost of sales increased by $1,303,287, or 84%, from $1,555,776 in fiscal 2006 to $2,859,063 in fiscal 2007. Cost of sales as a percentage of combined maintenance and services revenues for the current year was 74%, as compared to 46% in the prior year. The increase in the dollar amount of cost of sales is principally the result of an increase in personnel expenses associated with the installation activities in support of the integrated license maintenance and service agreement with one of the country’s largest credit card and financial service companies and approximately $740,000 associated with ATM equipment costs.

Operating Expenses

Total operating expenses increased by $1,346,572, or 23%, from $5,828,766 in fiscal 2006 to $7,175,338 in fiscal 2007. The increase in operating expenses was principally attributable to an increase of $304,000 in legal expenses primarily related to our investigation of potential acquisition targets, $449,000 in outside consultants and recruitment fees to supplement and increase key software developmental personnel, and $647,000 in stock based compensation expense, partially offset by a reduction of $268,000 in salary expense.

We anticipate that our operating expenses will continue to increase going forward as we expect to continue to add to staff, engage outside consulting services when needed and pursue any strategic opportunities as they become available.

Other Expenses

Total other expenses, including interest expense and financing costs, decreased $67,609, or 17%, from $408,792 in fiscal 2006 to $341,183 in fiscal 2007. The decrease is principally due to a decrease of financing costs of $113,800, a decrease of interest expense of $115,600, a decrease of $206,000 related to the loss on extinguishment of debt, which occurred in the prior year and a decrease of $445,200 related to the reversal of a contingent loss liability from the prior year. The decrease in these costs and expenses was partially offset by a $769,161 increase or loss on derivatives associated with the debt feature of the convertible promissory note of June 16, 2005, a $22,000 increase in interest expense related to Mr. Ramey’s note payable, and a $22,000 decrease in other income.

Net Loss

Net loss increased by $2,487,852, or 304%, from a net loss of $818,157 in fiscal 2006 to a net loss of $3,306,009 in fiscal 2007.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations for the last two fiscal years. We have obtained our required cash resources through the sale of debt and equity securities. We may not operate profitably in the future and may be required to continue the sale of debt and equity securities to finance our operations.

We have specific plans to address our financial situation as follows:

•	We believe that the demand for our software and professional services will continue to expand as the United States market adopts the new payment processing opportunities available under changing regulations such as the Check Clearing Act for the 21st Century, and NACHA’s back office conversion, which allows the conversion of paper checks in the back offices of retail merchants and government. We believe that increased demand for our solutions, including our recently introduced Clearingworks product, will lead to increased cash flows from up-front license fees, transaction-based contract fees and increases in professional services revenues.

•	We have entered into a strategic alliance with one of the largest merchant service providers (MSP), which will allow this MSP to sell Clearingworks as part of its ARC and back office conversion services. Though no exact dollar amounts have been forecast at the time, we expect that this alliance will positively affect our profitability.

•	Our alliance with Hyundai will allow us to resell ATMs enhanced with our software. We expect this alliance to positively affect our profitability.

There can be no assurance that our planned activities will be successful or that we will ultimately attain profitability. Our long term viability depends on our ability to obtain adequate sources of debt or equity funding to fund the continuation of our business operations and to ultimately achieve adequate profitability and cash flows to sustain our operations. We will need to increase revenues from software licenses, transaction-based software license contracts and professional services agreements to become profitable.

Cash and cash equivalents decreased by $1,150,162 from $1,290,438 at March 31, 2006 to $140,276 at March 31, 2007. Cash used for operating activities was $1,383,029 in fiscal 2006 compared to $886,264 in fiscal 2007.

Cash used for investing activities for fiscal 2006 and 2007 consisted of the purchase of property and equipment and repayments to our affiliates totaling $162,369 and $149,098, respectively.

Financing activities provided cash of $625,944 in fiscal 2007, and included $740,744 in proceeds from stock sales, $500,000 in proceeds from a related party loan, partially offset by $614,800 repayment of convertible promissory notes.

Financing activities provided cash of $1,310,450 in fiscal 2006, and included $600,000 in proceeds from stock sales, $25,000 from the exercise of warrants and options and $700,000 from proceeds from issue of convertible promissory notes.

As a result of our recent capital raising transactions, our increased level of transactional revenues achieved in fiscal 2007, and the expected increase in revenues to be received from recently received and contemplated contracts, we believe we currently have adequate capital resources to fund our anticipated cash needs through March 31, 2008 and beyond. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.

Our contractual obligations, which are described elsewhere in our financial statements, have been summarized in the table below:

	Balance as of		Payments	Due in
Contractual Obligations	March 31, 2007	2008	2009	2010	2011	2012	2013

Current Operating Lease	$96,688	$96,688
New Operating Lease	$1,742,772	$225,480	$344,483	$347,615	$350,747	$355,444	$119,003

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces Accounting Principle Bulletin (APB) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The requirements in SFAS 155 are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective for us as of the beginning of fiscal 2008, with earlier application encouraged. Any cumulative effect of the change in accounting principle will be recorded as an adjustment to the opening accumulated deficit balance. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of the beginning of fiscal 2009, with earlier application encouraged. Any cumulative effect will be recorded as an adjustment to the opening accumulated deficit balance, or other appropriate component of equity. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

Factors That May Affect Our Results

We have a general history of losses and may not operate profitably in the future.

We have incurred losses for the last three fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of March 31, 2007, our accumulated deficit was $50,416,347. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

Our ability to continue as a going concern may be contingent upon our ability to secure capital from prospective investors or lenders.

The accompanying consolidated financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We believe we currently have adequate cash to fund anticipated cash needs through March 31, 2008. However, we may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts that are uncertain, especially under the current capital market conditions. These factors raise substantial doubt about our ability to continue as a going concern. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

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

We are entering into a new market that is highly competitive with well established competitors.

As a result of our recent strategic partnership with Hyundai Syscomm, we are entering into a new market and we may need to invest a significant amount of resources to compete successfully. This new market is highly competitive and has put increased pressure on companies to develop new products and services. For example, well-established ATM equipment companies, include Diebold, NCR, Wincor Nixdorf GmbH & Co., Triton and Itautec. As a new entrant into this market, we believe that our success depends on our ability to establish relationships with leading customers and our ability to introduce and market new services for ATM’s which utilize our proprietary software products. Our failure to do so could harm our ability to successfully compete in this new market and could adversely affect our operating results.

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

We operate in markets that are intensely and increasingly competitive, and if we are unable to compete successfully, our revenue could decline and we may be unable to gain market share.

The markets for financial services software and ATM equipment are highly competitive. Our future success will depend on our ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace.

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

We have audited the accompanying balance sheet of US Dataworks, Inc. as of March 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Dataworks, Inc. as of March 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/  Ham, Langston & Brezina, LLP

Houston, Texas

June 28, 2007

US DATAWORKS, INC.

BALANCE SHEET
March 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$140,276
Accounts receivable, Net allowance for doubtful accounts of $250,000	2,180,029
Prepaid expenses and other current assets	131,913

Total current assets	2,452,218
Property and equipment, net	480,483
Goodwill, net	14,133,629
Other assets	30,334

Total assets	$17,096,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable — related parties	$539,000
Current portion of convertible promissory notes	256,066
Deferred revenue	643,895
Accounts payable	920,110
Accrued expenses	999,897
Interest payable	13,932
Interest payable — related parties	4,926
Derivative — Warrants	75,255

Total current liabilities	3,453,081
Total liabilities	$3,453,081

Commitments and Contingencies
Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value; 700,000 shares authorized; 109,933 shares issued and outstanding; $3.75 liquidation preference, dividends of $252,238 in arrears	55
Common stock, $0.0001 par value; 90,000,000 shares authorized; 37,400,462 shares issued and 31,300,462 outstanding	3,740
Additional paid-in capital	64,056,135
Accumulated deficit	(50,416,347)

Total stockholders’ equity	13,643,583

Total liabilities and stockholders’ equity	$17,096,664

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF OPERATIONS
for the years ended March 31, 2007 and 2006

	2007	2006

Revenues:
Software licensing revenues	$689,425	$2,681,478
Software transactional revenues	1,495,617	908,040
Software maintenance revenues	438,803	432,878
Professional services revenues	3,445,730	2,952,781
ATM equipment revenue	1,000,000	—

Total revenues	7,069,575	6,975,177

Cost of Sales	2,859,063	1,555,776

Gross Profit	4,210,512	5,419,401

Operating expenses:
General and administrative	7,031,224	5,466,735
Depreciation and amortization	144,114	362,031

Total operating expenses	7,175,338	5,828,766

Loss from operations	(2,964,826)	(409,365)

Other income (expense):
Financing costs	(46,200)	(160,001)
Interest expense	(226,820)	(342,462)
Interest expense — related parties	(21,875)	—
Loss on extinguishment of debt	—	(206,000)
Litigation settlements	222,600	(222,600)
Other income (expense)	10,490	32,488
Gain on derivative liabilities	(279,378)	489,783

Total other income (expense)	(341,183)	(408,792)

Loss before provision for income taxes	(3,306,009)	(818,157)
Provision for income taxes	—	—

Net loss	$(3,306,009)	$(818,157)

Basic and diluted loss per share	$(0.11)	$(0.03)

Basic and diluted weighted-average shares outstanding	30,717,707	27,773,954

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
for the years ended March 31, 2007 and 2006

					Additional
	Preferred Stock Convertible Series B		Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, March 31, 2005	549,667	$55	28,778,366	$2,878	$61,676,629	$(12,198)	$(46,292,181)	$15,375,183
Options granted to third parties	—	—	—	—	58,450	—	—	58,450
Warrants issued for extinguishment of debt	—	—	—	—	206,000	—	—	206,000
Warrants issued in connection with waiver of certain rights held by an investor	—	—	—	—	185,000			185,000
Amortization of deferred compensation	—	—	—	—	—	12,198		12,198
Common stock issued for:
Cash, less cost of offering (14,550)	—	—	1,258,654	$126	585,324	—	—	585,450
Issued for conversion of convertible debenture	—	—	89,744	$9	51,324	—	—	51,333
Current Period profit/loss	—	—	—	—	—	—	(818,157)	(818,157)

Balance at March 31, 2006	549,667	$55	30,126,764	$3,013	$62,762,727	$—	$(47,110,338)	$15,655,457

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
for the years ended March 31, 2007 and 2006

	Preferred Stock Convertible				Additional
	Series B		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2006	549,667	$55	30,126,764	$3013	$62,762,727	$(47,110,338)	$15,655,457
Common stock issued for conversion of convertible debenture	—	—	1,173,698	117	646,631	—	646,748
Common stock issued to escrow	—	—	6,100,000	610	(610)	—	—
Stock based compensation	—	—	—	—	647,387	—	647,387
Current Period profit/loss	—	—	—	—	—	(3,306,009)	(3,306,009)

Balance at March 31, 2007	549,667	$55	37,400,462	$3,740	$64,056,135	$(50,416,347)	$13,643,582

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF CASH FLOWS
for the years ended March 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net loss from continuing operations	$(3,306,009)	$(818,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	144,115	362,031
Interest associated with creation of derivative liability	—	21,029
Allowance for doubtful accounts, AR	250,000
Loss on extinguishment of debt	—	206,000
Loss on disposition of furniture and equipment	—	5,512
Gain on fixed asset disposition	(3,394)	—
Amortization of note discount on convertible promissory note	176,059	240,655
Amortization of deferred compensation expense	—	(9,302)
Issuance of options to 3rd parties for services	—	58,450
Issuance of warrants to lender in exchange for waiver	—	160,000
Stock based compensation	647,386	—
Gain on derivatives	228,045	(489,783)
Changes in operating assets and liabilities:
Accounts receivable	(938,341)	(652,398)
Costs and estimated earnings in excess of billings on uncompleted contracts	238,000	(238,000)
Prepaid expenses and other current assets	34,601	(70,786)
Other assets	12,890	569
Deferred revenue	427,141	(287,282)
Accounts payable	688,698	(7,835)
Accrued expenses	537,359	136,268
Interest payable	(22,814)	—

Net cash used in operating activities	(886,264)	(1,383,029)

Cash flows from investing activities:
Purchase of property and equipment	(157,098)	(166,851)
Sales of fixed assets	8,000	4,482

Net cash used in investing activities	(149,098)	(162,369)

Cash flows from financing activities:
Proceeds from related party note	500,000	—
Proceeds from convertible promissory notes	—	700,000
Repayment of convertible promissory notes	(614,800)	—
Proceeds from stock sale	—	600,000
Stock issuance costs	—	(14,550)
Proceeds from issuance of warrants to lender in exchange for waiver	—	25,000

Net cash provided by financing activities	(114,800)	1,310,450

Net (decrease) increase in cash and cash equivalents	(1,150,162)	(234,948)
Cash and cash equivalents, beginning of year	1,290,438	1,525,386

Cash and cash equivalents, end of year	$140,276	$1,290,438

Supplemental disclosures of cash flow information
Interest paid	$95,451	$76,820

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

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

2.	Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenues associated with our software services in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). The Company licenses its software products under nonexclusive, nontransferable license agreements. These arrangements do not require significant production, modification, or customization. Therefore, revenue is recognized when such a license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable, and collectibility is probable.

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

The Company recognizes revenues associated with the resale of ATMs in accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 48. The Company’s sale price is fixed and determinable at the date of sale and it has no obligation to directly bring about the resale of the product. In addition, the buyer’s obligation to pay the Company is not contingent upon release of the product and its sale price is not adjusted if the product is lost or damaged. The buyer has economic substance apart from the Company and it can reasonably estimate the amount of returns at the time of sale. Therefore revenue is recognized at the time of sale.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002.

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

SFAS 142 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not have an impairment of goodwill to record for the years ended March 31, 2007 or March 31, 2006.

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

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Convertible Debt Financing — Derivative Liabilities

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

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the convertible debt holder’s conversion right provision, interest rate adjustment provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the convertible notes are not clearly and closely related to the characteristics of the notes. Accordingly, the features qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they are required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative instrument liabilities.

Stock Options

Effective April 1, 2006, the Company adopted the SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s financial statements as of and for the year ended March 31, 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the year ended March 31, 2007 was $647,387, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Prinicles Bulletin Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under SFAS No. 123, Accounting for Stock-Based Compensation,. Under the intrinsic value method, no share-based compensation expense had been recognized in the Company’s Statement of Operations prior to April 1, 2006 because the exercise price of the Company’s stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock at the date of grant.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

For purposes of proforma disclosure, the estimated fair value of the options is included in expense over the option’s vesting period or expected life. The Company’s proforma information for the years ended March 31, 2007 and 2006 is as follows:

	2007	2006

Net loss as reported	$(3,306,009)	$(818,157)
Add stock— based employee compensation expense included in net earnings (loss) as reported, net of related tax effects	647,387	—
Deduct stock— based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	—	(2,449,998)
Net loss, pro forma	$(2,658,622)	$(3,268,155)
Basic and diluted loss per share, as reported	$(0.11)	$(0.03)
Basic and diluted loss per share, pro forma	$(0.08)	$(0.11)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended March 31, 2007 and 2006: dividend yields of 0% and 0%, respectively; expected volatility of 79% and 89%, respectively; risk-free interest rates of 4.85% and 4.01%, respectively; and expected lives of 3.0 and 3.0 years, respectively. The per-share weighted average fair values of stock options granted during the years ended March 31, 2007 and 2006 were $0.58 and $0.58, respectively.

Advertising Expense

Advertising costs are charged to expense as incurred. For the years ended March 31, 2007 and 2006, the Company recorded advertising expense of $55,861 and $23,342 respectively.

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

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Warrants typically convert on a one for one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	Year Ended March 31,
	2007	2006

Options outstanding under the Company’s stock option plans	6,565,349	3,499,115
Options granted outside the Company’s stock option plans	1,160,000	1,160,000
Warrants issued in conjunction with private placements(b)	5,438,683	5,839,933
Warrants issued as a financing cost for notes payable and convertible notes payable	1,691,250	2,098,783
Warrants issued for services rendered and litigation settlement	180,769	360,769
Warrants issued as part of the April 2001 acquisition	—	67,200
Convertible Series B preferred stock(a)	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion price of $3.75 per share.

(b)	In connection with the Stock Purchase agreement of December 29, 2006, as amended on February 13, 2007 and later amended on March 22, 2007, and subject to shareholder approval the Company has agreed to issue Hyundai Syscomm a warrant for 14,300,000 shares of common stock upon the closing of the stock purchase transaction.

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

Four of our customers, American Express, Federal Reserve Bank, Hyundai Syscomm, and Citibank, accounted for 24%, 18%, 14%, and 11% respectively of our net revenue for the year ended March 31, 2007. Two of our customers, American Express and the Federal Reserve Bank , accounted for 51% and 20% respectively of our net revenue for the year ended March 31, 2006. Two of our strategic resellers, BancTec and Computer Sciences Corporation, accounted for an aggregate of 3% of our net revenue for the year ended March 31, 2007. BancTec and Computer Science Corp. accounted for an aggregate of 8% of our net revenue for the year ended March 31, 2006.

At March 31, 2007, amounts due from three customers , accounted for 41%, 31%, and 9% of accounts receivable.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

At March 31, 2006, amounts due from three customers, accounted for 66%, 18% and 7% of accounts receivable.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The requirements in SFAS 155 are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective for the Company as of the beginning of fiscal 2008, with earlier application encouraged. Any cumulative effect of the change in accounting principle will be recorded as an adjustment to the opening accumulated deficit balance. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of the beginning of fiscal 2009, with earlier application encouraged. Any cumulative effect will be recorded as an adjustment to the opening accumulated deficit balance, or other appropriate component of equity. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Property and Equipment

Property and equipment at March 31, 2007 consisted of the following:

Furniture and fixtures	77,559
Telephone equipment	92,795
Computer equipment	693,552
Computer Software	1,271,098
Leasehold improvements	62,997

2,198,001
Less accumulated depreciation and amortization	(1,717,517)

Total	$480,484

Depreciation and amortization expense for the years ended March 31, 2007 and 2006 was $144,116 and $362,031, respectively.

4.	Notes Payable — Related Parties

On September 26, 2006, the Company entered into a note payable with its Chief Executive Officer for $500,000. The note bears an 8.75% per annum interest rate, is unsecured and is due September 25, 2007. As of March 31, 2007 the outstanding balance on the note payable is $500,000.

5.	Convertible Promissory Notes

Convertible promissory notes at March 31, 2007 consisted of the following:

Convertible promissory note, interest at 10% per annum, unsecured, $256,066 due September 15, 2007	$256,066
256,066

Less current portion	(256,066)

Long-term portion	$—

Convertible promissory note with interest at 10% per annum

This note is an amendment and restatement of a note in the same principal amount originally dated September 15, 2004. The original note was issued effective September 15, 2004 in connection with the November 2004 settlement of a lawsuit brought by an investor in December 2003. The amended note is convertible at any time, at the holder’s election, into shares of the Company’s common stock at a per share conversion price of $1.10, subject to standard anti dilution provisions.

The amended note is effective September 15, 2005 and extended the principal payment of $256,066 originally due September 15, 2005 for one year. The final principal payment of $256,066 is due on September 15, 2007. In consideration of this amendment, the Company issued the holder a common stock purchase warrant to purchase up to 650,000 shares of the Company’s common stock at an exercise price of $0.59 per share. The warrant will expire on September 15, 2008.

The changes to this debt caused the accounting treatment to be an extinguishment of the old debt and issuance of new debt instead of being treated as modification of debt. Therefore, the excess of the fair value of the note and warrants over the carrying amount of the debt is $206,000 and has been recorded as a loss on extinguishment for the year ended March 31, 2006.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the debt features contained in the terms governing the notes are not clearly and closely related to the characteristics of the notes. Accordingly, the debt features qualify as embedded derivative instruments at issuance and, because they did not qualify for any scope exception within SFAS 133, they were required to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

At the date of issuance, the embedded debt feature had an estimated initial fair value of $449,089, which was recorded as a discount to the convertible notes and derivative liability on our balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other income/(expense). The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with a closing price of $0.65, a conversion price as defined in the respective note agreement and a period of two years. Concerning the debt features, the model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.5%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. For the year ended March 31, 2007, due in part to a fluctuations in the market value of the Company’s common stock , the Company recorded an other income item on the statement of operations for the change in fair value of the embedded debt feature of approximately $118,416.

As per the terms of the convertible note, the Company at any time, with 30 day prior notice may pay off the note subject to an early payment penalty of 30% on any outstanding balance. Accordingly, the Company elected to pay off the remaining balance of $154,000 and incurred an additional $46,200 in prepayment penalties both of which were paid on March 21, 2007. As of March 21, 2007 the company no longer had any obligation related to this convertible note.

The recorded value of the embedded debt feature related to this debt can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock.

The warrants included with this note for purchase of the Company’s common stock had an initial value of $271,940. This amount has been classified as a derivative financial instrument and recorded as a liability on our consolidated balance sheet in accordance with SFAS 133. The estimated fair value of the warrants at the date of issuance was determined using the Black-Scholes option-pricing model with a closing price of $1.14, the respective exercise price of the warrants, a 2 year term, and a 90% volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.50%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income/ (expense) on its statement of operations. The warrant derivative liability at March 31, 2007, increased to a fair value of $75,255, due in part to a increase in the market value of the company’s common stock, which resulted in an other income item of $37,575.

The recorded value of the warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

Due to changes in value upon the conversion of this debt when shares were issued for required principal payments, additional losses were incurred amounting to $435,369. This loss is the result of differences in the settlement method and the assumptions that were used in the original derivative valuation.

6.	Accounts Receivable Facility

On September 27, 2006, the Company entered into a Purchase and Sale Agreement with Catalyst Finance, L.P. (“Catalyst”) for sale of certain of its accounts receivables. The Company’s borrowing costs under this Agreement range from 1.25% to 20% of the gross amount of the receivables sold to Catalyst based on the timing of collection. The maximum funds available under the agreement are all available accounts receivables as agreed to by Catalyst and the Company. The agreement allows for Catalyst to request repurchase of an account receivable under certain conditions. For the year ended March 31, 2007, Catalyst has not requested

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

repurchase of an account receivable. To date, the Company has sold $444,150 in receivables under the agreement, which yielded a loss on the sale of these receivables of $8,353. The Agreement will continue in effect until terminated by either party.

7.	Commitments and Contingencies

Leases

The Company leases an office in Houston, Texas under an operating lease agreement that expires in July 2007. Rent expense was $353,350 and $363,690 for the years ended March 31, 2007 and 2006, respectively.

Future minimum lease payments under operating leases at March 31, 2007 were as follows:

Year Ended	Operating
March 31,	Lease

2008	96,688

$96,688

Subsequent to March 31, 2007 the Company entered into a new lease. Future minimum lease payments related to that lease were as follows:

Year Ended	Operating
March 31,	Lease

2008	225,480
2009	344,483
2010	347,615
2011	350,747
2012	355,444
2013	119,003

$1,742,772

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

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Litigation

In June 2005, two of our former employees initiated arbitration against the company alleging wrongful termination and sought severance pay. Arbitration was held on March 28, 2006 and on June 19, 2006, the arbitration ruled that each employee was entitled to $90,000 in severance pay, as well as costs and interest. These amounts were included in accrued liabilities at March 31, 2006. On August 25, 2006 all severance pay, as well as costs and interest due each employee was paid. These amounts were removed from accrued liabilities at September 30, 2006. .

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

In August and October 2000, the Company issued 101,867 and 26,733 units respectively, in a private placement for gross proceeds of $382,000 and $100,250, respectively. Each unit consisted of one share of its voting convertible Series B preferred stock (the “Series B”) and a warrant to purchase one share of the Company’s common stock. The Series B has a liquidation preference of $3.75 per share and carries a 10% cumulative dividend payable on each March 1 and September 1. The Company has the right to redeem the Series B at any time after issuance at a redemption price of $4.15 per share, plus any accrued but unpaid dividends. The Series B is convertible upon issuance into common stock at $3.75 per share. The warrant entitles the holder to purchase one share of the Company’s common stock at $6.25 per share, which represents 115% of the market value of the Company’s stock at the closing date.

In May 2001, an investor in the Company’s convertible Series B preferred stock rescinded its acquisition and returned 2,667 shares and warrants for the purchase of 533 shares of common stock to the Company in exchange for the return of its investment of $10,000.

In August 2004, an investor in the Series B elected to convert his 16,000 shares and accordingly was issued 3,200 shares of the Company’s common stock.

At March 31, 2007, there were accumulated, undeclared dividends in arrears of $252,238 or $0.46 per share.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In the quarter ended March 31, 2007, the Company issued 261,159 shares of common stock with a value of $154,000 to pay down debt associated with the convertible promissory note issued June 16, 2005.

Sale of Common Stock and Warrants

On December 29, 2006, the Company entered into a stock purchase agreement (the “Purchase Agreement”), with Hyundai Syscomm Corp., a California corporation (“Hyundai”), pursuant to which the Company agreed to issue to Hyundai an aggregate of 6,100,000 shares of the Company’s common stock, $0.0001 par value (the “Common Stock”), for an aggregate purchase price of $1,500,000 (“Purchase Shares”). In connection with the Purchase Agreement, and subject to shareholder approval, the Company also agreed to issue to Hyundai a warrant (the “Warrant”) to purchase up to an aggregate of 14,300,000 shares of Common Stock (the “Warrant Shares”); provided, however, in no event shall the aggregate of Hyundai’s Warrant Shares and Purchased Shares exceed 39.9% of the Company’s total outstanding shares. Under no condition will Warrant Shares become issuable hereunder unless and until the Company secures the necessary vote from its shareholders in favor of the issuance of this Warrant. The Warrant will vest as to one million shares of Common Stock for each $1 million in gross profits allocated to Hyundai under the Resale Agreement. At Hyundai’s option, it may elect to apply its allocation of gross profits to the payment of the exercise price of the exercise of any of the Warrant Shares. The exercise price will be $0.01 per share and it will have term of 10 years. The fair value of the shares and the warrant will be recorded on the Company’s books at the time all of the conditions of the Stock Purchase Agreement as amended have been met. The warrants will be valued at fair value and going forward will be valued mark to market in accordance with the requirements of FASB 133. The Purchase Shares and Warrant are being held in escrow pending the Closing.

On February 13, 2007, the Company and Hyundai amended the Purchase Agreement and related escrow agreement, pursuant to which the parties agreed to postpone the closing until March 2007, at which time the Company would issue the Purchased Shares and the Warrant, subject to shareholder approval.

On March 22, 2007, the Company and Hyundai further amended the Purchase Agreement, pursuant to which the parties agreed that the Company will retain all of the Gross Profits, as defined in the Purchase Agreement, until an aggregate amount of $1,500,000 is received, which will constitute payment in full for the Purchased Shares. Following receipt of the $1,500,000 the Purchased Shares and Warrant, subject to shareholder approval, will be issued to Hyundai.

During the year ended March 31, 2006, the Company completed the following:

Sale of Common Stock and Warrants

Effective June 16, 2005, the Company entered into definitive agreements with nine accredited investors for the sale of 1,258,654 shares of the Company’s common stock for gross proceeds of $600,000. The

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Stock Options

In August 1999, the Company implemented its 1999 Stock Option Plan (the “1999 Plan”). In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”), which amends and restates the 1999 Plan. In September 2006, shareholders approved an amendment to the 2000 Plan to increase the maximum aggregate number of shares available for issuance thereunder from 6,000,000 to 7,500,000. Under the 2000 Plan, the exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of vesting. In the case of incentive stock options granted to any 10% owners of the Company, the exercise

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting.

During the years ended March 31, 2007 and 2006, the Company granted 3,219,500 and 1,174,400 stock options, respectively, to certain employees that may be exercised at prices ranging between $0.82 and $0.45, and between $.65 and $0. 44, respectively.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, March 31, 2005	3,926,783	$1.60	1,163,000	$1.07
Granted	1,174,400	$0.58	—	$—
Forfeited/cancelled	1,602,068	$2.35	3,000	$21.72
Outstanding, March 31, 2006	3,499,115	$0.94	1,160,000	$1.02
Granted	3,219,500	$0.58	—	$—
Forfeited/cancelled	153,266	$1.40	—	$—
Outstanding, March 31, 2007	6,565,349	$0.74	1,160,000	$1.02
Exercisable, March 31, 2007	3,795,849	$0.84	1,160,000	$1.02

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at March 31, 2007 were 7.93 years and $0.78, respectively. The exercise prices for the options outstanding at March 31, 2007 ranged from $0.43 to $6.25, and information relating to these options is as follows:

					Weighted-
			Weighted-		Average
			Average	Weighted-	Exercise
	Stock	Stock	Remaining	Average	Price of
	Options	Options	Contractual	Exercise	Options
Range of Exercise Prices	Outstanding	Exercisable	Life	Price	Exercisable

$0.43 - 0.80	5,143,513	2,749,013	8.30 years	$0.56	$0.55
$0.81 - 1.35	1,837,836	1,462,836	7.31 years	$0.93	$0.96
$1.36 - 6.25	744,000	744,000	6.85 years	$1.96	$1.96
	7,725,349	4,955,849

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

The tax effects of temporary differences that give rise to deferred taxes at March 31, 2007 were as follows:

Deferred tax assets:
United States federal net operating loss carryforwards	$9,302,322
Effect of state net operating loss carryforwards	820,793
Deferred Salaries	(3442)
Allowance for doubtful accounts	80,202
Accrued liabilities	24,444
Stock based compensation	239,533

Total deferred tax assets	10,463,852
Valuation allowance	(10,459,146)

Deferred tax assets	4,706
Deferred tax liability — Basis of property and equipment	(4,706)

Net deferred tax assets	$—

The valuation allowance increased by $609,103 during the year ended March 31, 2007 and increased by $159,194 during the year ended March 31, 2006. At March 31, 2007, the Company had approximately $27,200,000 of federal net operating loss carryforwards attributable to losses incurred since the Company’s inception that may be offset against future taxable income through 2026. Because United States tax laws and the tax laws of most states limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Based on such limitations, the Company has significant NOL carryforwards for which realization of tax benefits is uncertain. Further, the benefit from utilization of NOL carryforwards could be subject to limitations if material ownership changes occur in the Company. For the years ended March 31, 2007 and 2006, the Company recognized revisions to deferred tax assets with offsetting revisions to the valuation allowance that resulted in an insignificant net change in the aggregate of total deferred tax assets less the valuation allowance.

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as follows:

	2007	2006

Income tax benefit at federal statutory rate	34.0%	34.0%
Non-deductible interest expense from beneficial conversion feature and issuance of common stock and stock warrants	(2.1)	(7.2)
Non-deductible compensation and other expense arising from issuance of common stock and stock warrants	(7.2)	(2.6)
Change in allowance for doubtful accounts	(2.3)
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	(25.1)	(26.0)
State income taxes	3.0	3.0
Other	(0.3)	(1.2)

Total	—%	—%

10.	Subsequent Events

Subsequent to the fiscal year end 2007 the Company entered into a lease agreement with Parkway Properties LP. The Company will move its executive offices to One Sugar Creek Center Blvd. Suite 500 Sugar Land, Texas, 77478. The Company will lease 18,790 square feet of office space starting in August 2007 and running through July 2012.

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

The information required by this Item 9 regarding our directors is incorporated by reference to the information contained in the section captioned “Election of Directors” in the Company’s definitive proxy statement for its 2007 annual meeting of stockholders that will be filed within 120 days of its year ended March 31, 2007, or the Proxy Statement.

The information required by this Item 9 regarding executive officers is incorporated by reference from the information contained in the section captioned “Executive Officers” included in Part I of this Annual Report on Form 10-KSB.

The information required by this Item 9 regarding our audit committee and audit committee financial expert is incorporated by reference from the information contained in the Proxy Statement.

The information required by this Item 9 regarding Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference from the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The information required by this Item 10 is incorporated by reference from the sections captioned “Executive Compensation” in the Proxy Statement. The information required by this Item 10 regarding compensation of directors is incorporated by reference from the information contained in the section captioned “Director Compensation” in the Proxy Statement.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 11 is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain information as to our equity compensation plans for fiscal 2007. All share amounts have been adjusted to reflect the one-for- five reverse stock split effective on September 29, 2003.

			Number of Securities
			Remaining Available for
		Weighted Average	Future Issuance Under
	Number of Securities to	Exercise Price of	Equity Compensation
	Be Issued Upon Exercise	Outstanding	Plans (Excluding
	of Outstanding Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by the stockholders	6,565,349	$0.74	1,034,651
Equity compensation plans not approved by the stockholders	1,160,000	$1.02	—

Total	7,725,349	$0.78	1,034,651

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

The information required by this Item 12 is incorporated by reference from the information contained in the sections captioned “Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement.

Item 13.	Exhibits

The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit
Number		Description of Document

3(i)	.1	Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
3(i)	.2	Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2000).
3(i)	.3	Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(1).3 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
3(i)	.4	Certificate of Amendment to Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(h) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2001).
3(i)	.5	Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-3 filed May 14, 2002).
3(ii)		Amended and Restated Bylaws. (incorporated by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002).
4.1		Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
4.2		Registration Rights Agreement dated as of June 30, 2003 between the Registrant and Icon Investors Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 10, 2003).
4.3		Finder’s Fee and Piggyback Registration Rights Agreement dated June 30, 2003 between the Registrant and Bridgewater Capital (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.)
4.4		Registration Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).
4.5		1% Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 9, 2003).
4.6		Form of Common Stock Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 9, 2003).
4.7		Registration Rights Agreement, dated as of October 2, 2003, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 9, 2003).
4.8		Registration Rights Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).
4.9		Registration Agreement dated as of November 12, 2004, between the Registrant and Peter Simons (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).

Exhibit
Number		Description of Document

4.10		Common Stock Purchase Warrant to purchase up to 160,000 shares of the Registrant Common Stock issued to Peter Simons (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).
4.11		Amended and Restated 10% Convertible Debenture issued by the Registrant for the benefit of Peter Simons dated effective September 15, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2005).
4.12		Common Stock Purchase Warrant to purchase up to 650,000 shares of the Registrant’s Common Stock issued to Peter Simons (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2005).
4.13		Registration Agreement, dated as of September 15, 2005, between the Registrant and Peter Simons (incorporated by reference to Exhibit 4.3 the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2005).
4.14		Convertible Debenture issued by the Registrant for the benefit of Crescent International Ltd. dated June 17, 2005 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).
4.15		Short-Term Common Stock Purchase Warrant to purchase up to 407,926 shares of the Registrant’s Common Stock issued to Crescent International Ltd. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).
4.16		Long-Term Common Stock Purchase Warrant to purchase up to 471,154 shares of the Registrant’s Common Stock issued to Crescent International Ltd. (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).
4.17		Registration Rights Agreement, dated as of June 17, 2005, by and between the Registrant and Crescent International Ltd. (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).
4.18		Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2005).
4.19		Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2005).
4.20		Registration Rights Agreement, dated June 16, 2005, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2005).
4.21		Amendment to Convertible Debenture issued by the Registrant for the benefit of Crescent International Ltd. dated March 9, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2006).
4.22		Rights Agreement, dated July 24, 2003, by and between the Registrant and Corporate Stock Transfer (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2003).
4.23		Amendment No. 1 to Rights Agreement, dated December 29, 2006, by and between the Registrant and American Stock Transfer & Trust (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2007).
4.24		Stock Purchase Warrant issued on December 29, 2006 by and between the Registrant to the benefit of Hyundai Syscomm Corp. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2007).
4.25		Registration Rights Agreement, dated December 29, 2006, by and between the Registrant and Hyundai Syscomm Corp. (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2007).
10	.1†	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-102840)).
10	.2†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).

Exhibit
Number		Description of Document

10.3		Lease Agreement dated as of November 18, 1997, by and between Allstate Dataworks, LLC and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
10.4		Second Addendum to Lease Contract dated as of October 28, 2000, by and between US Dataworks, Inc., a Delaware corporation, and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
10.5		Fourth Amendment to Lease Agreement dated as of May 14, 2002 by and between the Registrant and MLCV Hollister LP. (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
10.6		Form of Warrant Agreement between the Registrant and each of Messrs. Cooper, Shapiro, Stepanik and Villarreal (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
10.7		Form of Warrant Agreement. (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
10.8		Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
10.9		Warrant Agreement for Common Stock of Sonicport, Inc. dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
10.10		Convertible Secured Promissory Note dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
10.11		Form of Promissory Note between the Registrant and each of David Baeza and Stanton Dodson. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
10	.12†	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S — 8 (File No. 333-102842)).
10	.13†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).
10.14		Note and Warrant Purchase Agreement by and among the Registrant, Charles E. Ramey and LaJolla Cove LA Investors, Inc., dated June 6, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.15		Form of Warrant Agreement between the Registrant and La Jolla Cove LA Investors, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.16		Convertible Debenture and Warrant Agreement dated June 30, 2003 by and between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.17		Warrant Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.18		Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.19		Subordinated Convertible Note and Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.20		Venison Warrant Agreement dated June 25, 2003 between the Registrant and Barry Venison (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

Exhibit
Number		Description of Document

10.21		Voting Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.22		Form of 8% Subordinated Promissory Note dated June 6, 2003 between the Registrant and La Jolla Cove Investors, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.23		5% Convertible Debenture between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.24		Convertible Subordinated Promissory Note dated July 10, 2003 between the Registrant and Charles Ramey. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.25		8% Convertible Promissory Note between the Registrant and Barry Venison. (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.26		Form of Note and Warrant Conversion Agreement dated June 25, 2003 between the Registrant and Barry Venison, Brad Friedel, John Barnes and Darren Ridge (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.27		Form of replacement Warrant Agreement between the Registrant and each of Barry Venison, Brad Friedel, John Barnes and Darren Ridge. (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.28		Promissory Note dated December 31, 2002 between the Registrant and ACI Communications holdings, Inc. f/k/a/ AllState Communications, Inc. . (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.29		Amendment No. 1 to Settlement Agreement dated December 31, 2002 between the Registrant, Frank Montelione, Russel Leventhal, ACI Communications Holdings, Inc. f/k/a/AllState Communications, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.30		Security Agreement dated December 31, 2002 between the Registrant and ACI Communications Holdings, Inc. f/k/a/ AllState Communications Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10	.31†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Mario Villarreal. (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10	.32†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10	.33†	Employment Agreement dated April 2, 2003 between the Registrant and Terry Stepanik (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).
10	.34†	Employment Agreement dated April 2, 2003 between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).
10	.35†	Employment Agreement dated May 13, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).
10	.36†	Employment Agreement dated April 2, 2003 between the Registrant and John J. Figone (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).
10	.37†	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

Exhibit
Number		Description of Document

10.38		Common Stock Purchase and Warrant Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).
10.39		Form of Common Stock Purchase and Warrant Agreement between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).
10.40		Advisory Agreement dated June 6, 2003 between the Registrant and Merriman Curhan Ford & Co. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).
10.41		Advisory Agreement dated July 2, 2003 between the Registrant and Merriman Curhan Ford & Co. (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form SB-2/A filed November 26, 2003 (File No. 333-108536)).
10.42		Common Stock Purchase and Warrant Agreement dated as of October 2, 2003 between the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 9, 2003).
10.43		Convertible Debenture and Warrant Agreement dated as of October 2, 2003 between the Registrant and John Winfield IRA (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 9, 2003).
10.44		Securities Purchase Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).
10.45		Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).
10.46		Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).
10.47		Settlement & Release Agreement, dated as of April 26, 2004, by and between the Registrant and Icon Investors, Ltd. (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).
10	.48†	Additional Compensation Agreement made and effective as of April 12, 2004, by and between the Company and John S. Reiland (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004).
10.49		Settlement Agreement and Mutual Release dated November 12, 2004, by and between the Registrant and Peter Simons (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).
10.50		Amended Warrants Agreement dated December 6, 2004 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2004).
10.51		First Amendment to Amended Warrants Agreement dated December 9, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2004).
10.52		Schedule Number 1 to Master License Agreement, dated July 22, 2005, by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).
10.53		Master License Agreement, effective as of October 15, 1999, by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).
10.54		Amendment Agreement, dated as of December 28, 2006, by and between the Registrant and Crescent International Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006).
10.55		Stock Purchase Agreement, dated December 29, 2006, by and between the Registrant and Hyundai Syscomm Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2007).

Exhibit
Number	Description of Document

10.56	First Amendment to the Stock Purchase Agreement and the Escrow Agreement, dated February 13, 2007, by and between the Company and Hyundai Syscomm Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 20, 2007).
10.57	Second Amendment to the Stock Purchase Agreement and the Escrow Agreement, dated March 22, 2007, by and between the Company and Hyundai Syscomm Corp.
10.58	Software Integration and Resale Agreement, dated December 29, 2006, by and between the Registrant and Hyundai Syscomm Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2007).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer or person performing similar functions.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer or person performing similar functions.

†	Indicates management contract or compensatory plan or arrangement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information contained in the section captioned “Principal Accounting Fees and Services” and “Audit Committee Pre-Approval Policies” in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US DATAWORKS, INC.

By:	/s/ Charles E. Ramey
Charles E. Ramey
Chief Executive Officer

Date: June 29, 2007

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles E. Ramey and John McLaughlin, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10- KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles E. Ramey Charles E. Ramey	Chief Executive Officer (Principal Executive Officer) and Director	June 29, 2007

/s/ John T. McLaughlin John T. McLaughlin	Chief Accounting Officer (Principal Accounting Officer)	June 29, 2007

/s/ Joe Abrell Joe Abrell	Director	June 29, 2007

/s/ J. Patrick Millinor J. Patrick Millinor	Director	June 29, 2007

/s/ John L. Nicholson, M.D. John L. Nicholson, M.D.	Director	June 29, 2007

/s/ Terry Stepanik Terry Stepanik	Director	June 29, 2007

/s/ Hayden D. Watson Hayden D. Watson	Director	June 29, 2007

/s/ Thomas L. West, Jr. Thomas L. West, Jr.	Director	June 29, 2007

EXHIBIT INDEX

Exhibit
Number		Description of Document

3(i)	.1	Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
3(i)	.2	Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2000).
3(i)	.3	Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(1).3 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
3(i)	.4	Certificate of Amendment to Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(h) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2001).
3(i)	.5	Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-3 filed May 14, 2002).
3(ii)		Amended and Restated Bylaws. (incorporated by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002).
4.1		Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
4.2		Registration Rights Agreement dated as of June 30, 2003 between the Registrant and Icon Investors Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 10, 2003).
4.3		Finder’s Fee and Piggyback Registration Rights Agreement dated June 30, 2003 between the Registrant and Bridgewater Capital (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.)
4.4		Registration Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).
4.5		1% Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 9, 2003).
4.6		Form of Common Stock Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 9, 2003).
4.7		Registration Rights Agreement, dated as of October 2, 2003, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 9, 2003).
4.8		Registration Rights Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).
4.9		Registration Agreement dated as of November 12, 2004, between the Registrant and Peter Simons (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).
4.10		Common Stock Purchase Warrant to purchase up to 160,000 shares of the Registrant Common Stock issued to Peter Simons (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).
4.11		Amended and Restated 10% Convertible Debenture issued by the Registrant for the benefit of Peter Simons dated effective September 15, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2005).
4.12		Common Stock Purchase Warrant to purchase up to 650,000 shares of the Registrant’s Common Stock issued to Peter Simons (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2005).
4.13		Registration Agreement, dated as of September 15, 2005, between the Registrant and Peter Simons (incorporated by reference to Exhibit 4.3 the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2005).

Exhibit
Number		Description of Document

4.14		Convertible Debenture issued by the Registrant for the benefit of Crescent International Ltd. dated June 17, 2005 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).
4.15		Short-Term Common Stock Purchase Warrant to purchase up to 407,926 shares of the Registrant’s Common Stock issued to Crescent International Ltd. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).
4.16		Long-Term Common Stock Purchase Warrant to purchase up to 471,154 shares of the Registrant’s Common Stock issued to Crescent International Ltd. (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).
4.17		Registration Rights Agreement, dated as of June 17, 2005, by and between the Registrant and Crescent International Ltd. (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).
4.18		Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2005).
4.19		Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2005).
4.20		Registration Rights Agreement, dated June 16, 2005, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2005).
4.21		Amendment to Convertible Debenture issued by the Registrant for the benefit of Crescent International Ltd. dated March 9, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2006).
4.22		Rights Agreement, dated July 24, 2003, by and between the Registrant and Corporate Stock Transfer (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2003).
4.23		Amendment No. 1 to Rights Agreement, dated December 29, 2006, by and between the Registrant and American Stock Transfer & Trust (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2007).
4.24		Stock Purchase Warrant issued on December 29, 2006 by and between the Registrant to the benefit of Hyundai Syscomm Corp. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2007).
4.25		Registration Rights Agreement, dated December 29, 2006, by and between the Registrant and Hyundai Syscomm Corp. (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2007).
10	.1†	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-102840)).
10	.2†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).
10.3		Lease Agreement dated as of November 18, 1997, by and between Allstate Dataworks, LLC and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
10.4		Second Addendum to Lease Contract dated as of October 28, 2000, by and between US Dataworks, Inc., a Delaware corporation, and 5301 Hollister, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
10.5		Fourth Amendment to Lease Agreement dated as of May 14, 2002 by and between the Registrant and MLCV Hollister LP. (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
10.6		Form of Warrant Agreement between the Registrant and each of Messrs. Cooper, Shapiro, Stepanik and Villarreal (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
10.7		Form of Warrant Agreement. (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

Exhibit
Number		Description of Document

10.8		Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
10.9		Warrant Agreement for Common Stock of Sonicport, Inc. dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
10.10		Convertible Secured Promissory Note dated as of January 21, 2002, by and between the Registrant and Red Rock Bridge Fund, L.L.C. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
10.11		Form of Promissory Note between the Registrant and each of David Baeza and Stanton Dodson. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
10	.12†	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S — 8 (File No. 333-102842)).
10	.13†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).
10.14		Note and Warrant Purchase Agreement by and among the Registrant, Charles E. Ramey and LaJolla Cove LA Investors, Inc., dated June 6, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.15		Form of Warrant Agreement between the Registrant and La Jolla Cove LA Investors, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.16		Convertible Debenture and Warrant Agreement dated June 30, 2003 by and between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.17		Warrant Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.18		Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.19		Subordinated Convertible Note and Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.20		Venison Warrant Agreement dated June 25, 2003 between the Registrant and Barry Venison (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.21		Voting Agreement dated June 30, 2003 between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.22		Form of 8% Subordinated Promissory Note dated June 6, 2003 between the Registrant and La Jolla Cove Investors, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.23		5% Convertible Debenture between the Registrant and Societe Financiere Privee, S.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.24		Convertible Subordinated Promissory Note dated July 10, 2003 between the Registrant and Charles Ramey. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.25		8% Convertible Promissory Note between the Registrant and Barry Venison. (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

Exhibit
Number		Description of Document

10.26		Form of Note and Warrant Conversion Agreement dated June 25, 2003 between the Registrant and Barry Venison, Brad Friedel, John Barnes and Darren Ridge (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.27		Form of replacement Warrant Agreement between the Registrant and each of Barry Venison, Brad Friedel, John Barnes and Darren Ridge. (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.28		Promissory Note dated December 31, 2002 between the Registrant and ACI Communications holdings, Inc. f/k/a/ AllState Communications, Inc. . (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.29		Amendment No. 1 to Settlement Agreement dated December 31, 2002 between the Registrant, Frank Montelione, Russel Leventhal, ACI Communications Holdings, Inc. f/k/a/AllState Communications, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.30		Security Agreement dated December 31, 2002 between the Registrant and ACI Communications Holdings, Inc. f/k/a/ AllState Communications Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10	.31†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Mario Villarreal. (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10	.32†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10	.33†	Employment Agreement dated April 2, 2003 between the Registrant and Terry Stepanik (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).
10	.34†	Employment Agreement dated April 2, 2003 between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).
10	.35†	Employment Agreement dated May 13, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).
10	.36†	Employment Agreement dated April 2, 2003 between the Registrant and John J. Figone (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).
10	.37†	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).
10.38		Common Stock Purchase and Warrant Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).
10.39		Form of Common Stock Purchase and Warrant Agreement between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).
10.40		Advisory Agreement dated June 6, 2003 between the Registrant and Merriman Curhan Ford & Co. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).
10.41		Advisory Agreement dated July 2, 2003 between the Registrant and Merriman Curhan Ford & Co. (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form SB-2/A filed November 26, 2003 (File No. 333-108536)).
10.42		Common Stock Purchase and Warrant Agreement dated as of October 2, 2003 between the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 9, 2003).

Exhibit
Number		Description of Document

10.43		Convertible Debenture and Warrant Agreement dated as of October 2, 2003 between the Registrant and John Winfield IRA (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 9, 2003).
10.44		Securities Purchase Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).
10.45		Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).
10.46		Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).
10.47		Settlement & Release Agreement, dated as of April 26, 2004, by and between the Registrant and Icon Investors, Ltd. (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).
10	.48†	Additional Compensation Agreement made and effective as of April 12, 2004, by and between the Company and John S. Reiland (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004).
10.49		Settlement Agreement and Mutual Release dated November 12, 2004, by and between the Registrant and Peter Simons (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).
10.50		Amended Warrants Agreement dated December 6, 2004 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2004).
10.51		First Amendment to Amended Warrants Agreement dated December 9, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2004).
10.52		Schedule Number 1 to Master License Agreement, dated July 22, 2005, by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).
10.53		Master License Agreement, effective as of October 15, 1999, by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).
10.54		Amendment Agreement, dated as of December 28, 2006, by and between the Registrant and Crescent International Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006).
10.55		Stock Purchase Agreement, dated December 29, 2006, by and between the Registrant and Hyundai Syscomm Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2007).
10.56		First Amendment to the Stock Purchase Agreement and the Escrow Agreement, dated February 13, 2007, by and between the Company and Hyundai Syscomm Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 20, 2007).
10.57		Second Amendment to the Stock Purchase Agreement and the Escrow Agreement, dated March 22, 2007, by and between the Company and Hyundai Syscomm Corp.
10.58		Software Integration and Resale Agreement, dated December 29, 2006, by and between the Registrant and Hyundai Syscomm Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2007).
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on signature page).
31.1		Section 302 Certification of Chief Executive Officer.
31.2		Section 302 Certification of Chief Financial Officer or person performing similar functions.
32.1		Section 906 Certification of Chief Executive Officer.
32.2		Section 906 Certification of Chief Financial Officer or person performing similar functions.

†	Indicates management contract or compensatory plan or arrangement.