Form 10QSB
period 2007-06-30
US DATAWORKS INC
filed 2007-08-14
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
Commission file number: 001-15835
US Dataworks, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1290152 (I.R.S. employer identification number)

One Sugar Creek Center Boulevard, Fifth Floor Sugar Land, Texas (Address of principal executive offices)	77478 (Zip Code)
Issuer’s telephone number: (281) 504-8000
5301 Hollister Road, Suite 250
Houston, Texas 77040
(Former address of principal executive offices)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑     NO  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☐     NO  ☑
Number of shares of Common Stock outstanding as of August 1, 2007: 31,300,462
Transitional Small Business Disclosure Format (Check one): YES   ☐     NO  ☑

US DATAWORKS, INC.

FORM 10-QSB
QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
US DATAWORKS, INC.
BALANCE SHEET
June 30, 2007
(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$174,040
Accounts receivable, net of allowance for doubtful accounts of $250,000	1,279,108
Prepaid expenses and other current assets	193,141

Total current assets	1,646,289

Property and equipment, net	459,606
Goodwill, net	14,133,629
Other assets	60,085

Total assets	$16,299,609

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
BALANCE SHEET
June 30, 2007
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable — related party	$539,000
Current portion of convertible promissory notes	256,066
Deferred revenue — current	532,681
Accounts payable	1,053,625
Accrued expenses	959,494
Interest payable	20,333
Interest payable — related party	3,246
Derivative — Warrants	90,108

Total current liabilities	3,454,553

Total liabilities	3,454,553

Commitments and Contingencies

Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 109,933 shares issued and outstanding $3.75 liquidation preference, dividends of $262,521 in arrears	55
Common stock, $0.0001 par value 90,000,000 shares authorized and 37,400,462 shares issued and 31,300,462 outstanding	3,740
Additional paid-in capital	64,126,873
Accumulated deficit	(51,285,612)

Total stockholders’ equity	12,845,056

Total liabilities and stockholders’ equity	$16,299,609

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF OPERATIONS
For the Three Months Ended June 30,
(Unaudited)

	2007	2006

Revenues:
Software licensing revenues	$70,000	$379,255
Software transactional revenues	389,508	313,996
Software maintenance revenues	191,213	103,765
Professional services revenues	578,350	418,072

Total revenues	1,229,071	1,215,088

Cost of Sales	385,959	522,299

Gross Profit	843,112	692,789

Operating expenses:
General and administrative	1,641,134	1,762,948
Depreciation and amortization	39,050	33,060

Total operating expense	1,680,184	1,796,008

Loss from operations	(837,072)	(1,103,219)

Other income (expense)
Interest expense	(6,401)	—
Interest expense — related party	(10,938)	(92,172)
Other income	—	8,475
Loss on derivative liabilities	(14,853)	(413,454)

Total other expense	(32,192)	(497,151)

Loss before provision for income taxes	(869,264)	(1,600,370)
Provision for income taxes	—	—

Net loss	$(869,264)	$(1,600,370)

Basic and diluted loss per share	$(0.03)	$(0.05)

Basic and diluted weighted-average shares outstanding	31,300,462	30,269,429

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOW
For the Three Months Ended June 30,
(Unaudited)

	2007	2006

Cash flows from operating activities:-
Net loss from continuing operations	(869,265)	(1,600,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	39,050	33,060
Amortization of note discount on convertible promissory	—	72,967
Stock based compensation	70,738	262,056
Loss on derivatives	14,853	413,454
Changes in operating assets and liabilities:
Accounts receivable	900,921	(772,781)
Cost and estimated earnings in excess of billings on uncompleted contracts	—	238,000
Prepaid expenses and other current assets	(90,980)	(63,874)
Deferred revenue	(111,214)	522,985
Accounts payable	133,515	265,268
Accrued expenses	(40,404)	(10,414)
Interest payable	4,721	19,205

Net cash provided/(used) in operating activities	51,935	(620,444)

Cash flows from investing activities:
Purchase of property and equipment	(18,172)	(12,810)

Net cash used in investing activities	(18,172)	(12,810)

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOW
For the Three Months Ended June 30,
(Unaudited)

	2007	2006
Cash flows from financing activities:

Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	33,764	(633,254)
Cash and cash equivalents, beginning of period	140,276	1,290,438

Cash and cash equivalents, end of period	174,040	657,184

Supplemental disclosures of cash flow information Interest paid	12,618	—

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
These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2007 Annual Report. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire year ending March 31, 2008
     Revenue Recognition
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
The goodwill recorded on the Company’s books is from the acquisition of US Dataworks, Inc. in fiscal year 2001, which remains the Company’s single reporting unit. SFAS No. 142 requires goodwill for each reporting unit of an entity be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, the Company performs impairment tests annually during the fourth quarter.
SFAS No. 142 requires goodwill to be tested annually, typically performed during the fourth quarter, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not have an impairment of goodwill to record for the years ended March 31, 2007 or March 31, 2006.
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
In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the convertible debt holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the convertible notes are not clearly and closely related to the characteristics of the notes. Accordingly, the features qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS No. 133, they are required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative instrument liabilities.
     Stock Options
Effective April 1, 2006, the Company adopted the SFAS No. 123 (revised 2004), Share-Based Payment, which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s financial statements as of and for the three months ended June 30, 2007 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the three months ended June 30, 2007 was $70,738, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s statement of operations prior to January 1, 2006 because the exercise price of the Company’s stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock at the date of grant.
For purposes of proforma disclosure, the estimated fair value of the options is included in expense over the option’s vesting period or expected life. The Company’s proforma information for the three months ended June 30, 2007 and 2006 is as follows:

	For the Three Months Ended
	June 30,
	2007	2006

Net loss as reported	$(869,284)	$(1,600,370)

Add stock-based employee compensation expense included in net loss as reported, net of related tax effects	$70,738	$256,056

Deduct stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects
Net loss; pro forma	$(798,526)	$(1,344,314)
Basic and diluted loss per share, as reported	$(0.03)	$(0.05)
Basic and diluted loss per share, pro forma	$(0.03)	$(0.04)
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the statement of operations for the three months ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
Upon adoption of SFAS No. 123R the Company continued to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. In determining the compensation cost of the options granted during the three months ended June 30, 2007 and 2006, as specified by SFAS No. 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the Three Months Ended
	June 30,
	2007	2006

Risk-free Interest Rate	4.67%	4.95%
Expected Life of Options Granted	3 years	3 years
Expected Volatility	74%	87%
Expected Dividend Yield	0	0
Expected forfeiture rate	30%	30%

As of June 30, 2007, there was approximately $173,017 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a period of 3 years.
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
The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	For the Three Months Ended
	June 30,
	2007	2006

Options outstanding under the Company’s stock option plans	6,627,349	6,809,449
Options granted outside the Company’s stock option plans	1,160,000	1,160,000
Warrants issued in conjunction with private placements	5,438,683	5,689,933
Warrants issued as a financing cost for notes payable and convertible notes payable	1,691,250	2,083,783
Warrants issued for services rendered and litigation settlement	180,769	100,769
Convertible Series B preferred stock (a)	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion price of $3.75 per share.
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
Four of our customers accounted for 25%, 24%, 13% and 12% of our net revenues for the three months ended June 30, 2007. Four of our customers accounted for 25%, 23%, 12% and 11% of our net revenues for the three months ended June 30, 2006.
At June 30, 2007, amounts due from a significant customer accounted for 65% of accounts receivable.

3. Property and Equipment
Property and equipment as of June 30, 2007 consisted of the following:

Furniture and fixtures	$77,559
Office and telephone equipment	92,795
Computer equipment	711,724
Computer software	1,271,098
Leasehold improvements	62,997

2,216,173
Less accumulated depreciation and amortization	(1,756,567)

Total	$459,606

Depreciation and amortization expense for the three months ended June 30, 2007 and 2006 was $39,050 and $33,060, respectively.
4. Convertible Promissory Notes
Convertible promissory notes at June 30, 2007 consisted of the following:

Convertible promissory note, interest at 10% per annum, unsecured, $256,066 due September 15, 2007	$256,066

Less current portion	(256,066)

Long-term portion	$0

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
In connection with the November 2004 settlement, the Company also issued a warrant to purchase 160,000 shares of the Company’s common stock at a purchase price of $0.75 per share, which expired on November 10, 2006.
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
In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” the debt features contained in the terms governing the notes are not clearly and closely related to the characteristics of the notes. Accordingly, the debt features qualify as embedded derivative instruments at issuance and, because they did not qualify for any scope exception within SFAS No. 133, they were required to be accounted for separately from the debt instrument and recorded as derivative financial instruments.
At the date of issuance, the embedded debt feature had an estimated initial fair value of $449,089, which was recorded as a discount to the convertible notes and derivative liability on our balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other income/(expense). The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with a closing price of $0.65, a conversion price as defined in the respective note agreement and a period of two years. Concerning the debt features, the model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.5%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. This convertible note was paid in full in March 2007 and as such has been removed from the Company’s financial statements for fiscal year 2008.

The warrants included with this note for purchase of the Company’s common stock had an initial value of $271,940. This amount has been classified as a derivative financial instrument and recorded as a liability on our consolidated balance sheet in accordance with SFAS No. 133. The estimated fair value of the warrants at the date of issuance was determined using the Black-Scholes option-pricing model with a closing price of $1.14, the respective exercise price of the warrants, a 2 year term, and a 90% volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.50%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income/ (expense) on its statement of operations. The warrant derivative liability at June 30, 2007, increased to a fair value of $90,108, due in part to an increase in the market value of the company’s common stock, which resulted in an other income item of ($14,853).
The recorded value of the warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.
5.	Accounts Receivable Facility
On September 27, 2006, the Company entered into a Purchase and Sale Agreement with Catalyst Finance, L.P. (“Catalyst”) for sale of certain of its accounts receivables. The Company’s borrowing costs under this Agreement range from 1.25% to 20% of the gross amount of the receivables sold to Catalyst based on the timing of collection. The maximum funds available under the agreement are all available accounts receivables as agreed to by Catalyst and the Company. The agreement allows for Catalyst to request repurchase of an account receivable under certain conditions. For the three month period ended June 30, 2007, Catalyst has not requested repurchase of an account receivable. For the three months ending June 30, 2007, the Company has sold $238,000 in receivables under the agreement, which yielded a loss on the sale of these receivables of $8,935. The Agreement will continue in effect until terminated by either party.
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
In August and October 2000, the Company issued 101,867 and 26,733 units respectively, in a private placement for gross proceeds of $382,000 and $100,250, respectively. Each unit consisted of one share of the Company’s voting convertible Series B preferred stock and a warrant, exercisable through October 2003, to purchase one share of the Company’s common stock. The Series B has a liquidation preference of $3.75 per share and carries a 10% cumulative dividend payable each March 1 and September 1. The Company has the right to redeem the Series B at any time after issuance at a redemption price of $4.15 per share, plus any accrued but unpaid dividends. The Series B is convertible upon issuance into common stock at $3.75 per share. The warrant entitles the holder to purchase one share of the Company’s common stock at $6.25 per share, which represents 115% of the market value of the Company’s stock at the closing date.
In May 2001, an investor in the Series B rescinded its acquisition and returned to the Company 2,667 shares and warrants for the purchase of 533 shares of common stock in exchange for the return of its investment of $10,000.
In August 2004, an investor in the Series B elected to convert his 16,000 shares and accordingly was issued 3,200 shares of the Company’s common stock.
At June 30, 2007, there were accumulated, undeclared dividends in arrears of $262,521 or $2.39 per share.
     Common Stock
     Common Stock and Warrants
During the three months ended June 30, 2006, the Company completed the following:
     Non Cash financing
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
During the three months ended June 30, 2007 the Company granted 127,000 stock options to certain employees with a value; net estimated forfeitures, of $26,026, that may be exercised at prices ranging between $0.54 and $0.61.
The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, March 31, 2007	6,565,349	$0.74	1,160,000	$1.02
Granted	127,000	$0.60	—	—
Exercised	—	—	—	—
Forfeited/canceled	65,000	$0.90	—	$0.00
Outstanding, June 30, 2007	6,627,349	$0.73	1,160,000	$1.02
Exercisable, June 30, 2007	4,825,683	$0.80	1,160,000	$1.02
The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at June 30, 2007 were 7.7 years and $0.78, respectively. The exercise prices for the options outstanding at June 30, 2007 ranged from $0.43 to $6.25, and information relating to these options is as follows:

					Weighted-
Range of		Stock	Weighted-Average	Weighted-	Average Exercise
Exercise	Stock Options	Options	Remaining	Average	Price of Options
Prices	Outstanding	Exercisable	Contractual Life	Exercise Price	Exercisable

$0.43 — 0.80	5,255,513	3,453,847	8.09 years	$0.56	$0.56
$0.81 — 1.35	1,787,836	1,787,836	7.11 years	$0.93	$0.96
$1.36 — 6.25	744,000	744,000	6.66 years	$1.96	$1.96
	7,787,349	5,985,683
Restricted Stock
During the three months ended June 30, 2006 the company completed the following:
The Company granted 200,000 shares of restricted common stock to the Senior Vice President and Chief Technology Officer and 100,000 shares of restricted common stock to the Chairman of the Board and Chief Executive Officer associated with employment agreements reached with each. The shares are granted under the 1999 Plan as amended and restated by the 2000 Plan.
Item 2. Management’s Discussion and Analysis or Plan of Operation.
     The following discussion and analysis of our financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB.

     When used in this Quarterly Report on Form 10-QSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, our operating expenses, our strategic opportunities, adequacy of capital resources, our ability to increase our professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, expectations regarding net losses, expectations regarding cash flow and sources of revenue, benefits of our relationship with an MSP and Hyundia, anticipated sales of ATM equipment, statements regarding our growth and profitability, investments in marketing and promotion, fluctuations in our operating results, our need for future financing, our dependence on our strategic partners, our dependence on personnel, our disclosure controls and procedures, our ability to respond to rapid technological change, statements regarding future acquisitions or investments, our ability to expand the range of our technologies and products and our legal proceedings. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, the success and performance under the Hyundai agreement, and the risks set forth below under “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
Goodwill
     Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002.
     The goodwill recorded on our books is from the acquisition of US Dataworks, Inc. in fiscal year 2001, which remains our single reporting unit. SFAS No. 142 requires goodwill for each reporting unit of an entity to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, we perform impairment tests annually during the fourth quarter.
     SFAS No. 142 requires goodwill to be tested annually, typically performed during the fourth quarter, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. We did not have an impairment of goodwill to record for the years ended March 31, 2007 or March 31, 2006.
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
     Four of our customers accounted for 25%, 24%, 13% and 12%, respectively, of our net revenues ended June 30, 2007. Four of our customers accounted for 25%, 23%, 12% and 11% of our net revenues for the three months ended June 30, 2006.
     At June 30, 2007, amounts due from a significant customer accounted for 65% of accounts receivable.
Results of Operations
     The results of operations reflected in this discussion include our operations for the three month periods ended June 30, 2007 and 2006.
     Revenues
     Revenues totaled $1,229,071 for the three months ended June 30, 2007 compared to revenues of $1,215,088 for the three months ended June 30, 2006, an increase of $13,983, or 1.2%. The increase in revenues was primarily attributable to an increase in transactional revenues of $75,513, or 24%, an increase in maintenance revenues of

$87,447, or 84%, and an increase in professional services revenue of $160,278, or 38%, offset by a decrease in license revenues of $309,225, or 81%. License revenue decreased primarily due to the sale of a significant third party license in the first quarter of 2007.
     Transactional revenues increased in the first quarter of 2008 compared to the same period in the prior fiscal year primarily due to an increase in utilization of our software solutions by current customers, along with new customers utilizing our software solutions. The increase in maintenance revenue in the first quarter of 2008 was primarily due to the start of an annual maintenance agreement with a major financial services customer in May 2007. The increase in service revenue was due primarily to our professional services contract with a major financial services customer.
     Cost of Sales
     Costs of sales principally include the cost of Thomson Financial EPICWare™ software and other third party software resold in conjunction with our software, as well as personnel costs associated with our software maintenance, support, training and installation services. Cost of sales decreased by $136,340, or 26%, to $385,959 for the three months ended June 30, 2007 from $522,299 for the three months ended June 30, 2006, principally due to a decrease in the cost of EPICWare™ and other third party software sold in the first quarter of 2008, as compared to the same period in the prior fiscal year.
     Operating Expenses
     Total operating expenses decreased by $115,824, or 6%, to $1,680,184 for the three months ended June 30, 2007 from $1,796,008 for the three months ended June 30, 2006. The decrease in operating expenses was principally attributable to a $191,317 decrease in stock based compensation expense in the first quarter of 2008, as compared to the same period in the prior fiscal year, a decrease of $84,659 in bonuses associated with the new employment agreements entered into with key personnel in the prior fiscal year, a decrease in outside services expense of $43,400, and a decrease of $68,200 in travel related expenses. These decreases were partially offset by increases in personnel expenses of approximately $254,000. In our effort to promote our brand name, increase our client base and expand our relationship with existing clients, we expect our operating expenses to increase.
     Other Expenses
     Other expenses, including interest expense and financing costs, decreased $464,959, or 93%, to $32,192 for the three months ended June 30, 2007 from $497,151 for the three months ended June 30, 2006. The decrease was primarily due to the quarterly analysis related to the embedded derivatives associated with the convertible promissory note of June 16, 2005. This note was retired in March 2007. In the first quarter of 2007 there was a $413,454 expense associated with this note, as compared to an expense of $14,853 in the first quarter of 2008, which was related to the remaining outstanding warrants that will expire in June 2008. Additionally, interest expense decreased $85,770 due to the required payment on an outstanding note in September 2006.
      Net Loss
     Net loss decreased by $731,106, or 46%, to a net loss of $869,264 for the three months ended June 30, 2007 from $1,600,370 for the three months ended June 30, 2006.
Liquidity and Capital Resources
     We have incurred significant losses and negative cash flows from operations for the last two fiscal years. We have obtained our required cash resources through the sale of debt and equity securities. We may not operate profitably in the future and may be required to continue the sale of debt and equity securities to finance our operations.
     We have specific plans to address our financial situation as follows:

•	We plan to increase the number of month-to-month professional services contract with our existing customers, which is anticipated to generate revenue sufficient to reduce the negative cash flows from our operations.

•	We believe that the demand for our software and professional services will continue to expand as the United States market adopts the new payment processing opportunities available under changing regulations, such as the Check Clearing Act for the 21st Century and NACHA’s back office conversion, which allows the conversion of paper checks in the back offices of retail merchants and the government. We believe that increased demand for our solutions, including our recently introduced Clearingworks product, will lead to increased cash flows from license fees, transaction based contract fees and increases in professional services revenues

•	We entered into a strategic alliance with one of the largest merchant service providers (MSP), which allows this MSP to sell Clearingworks as part of its ARC and back office conversion services. This alliance has positively affected our profitability and we expect this trend to continue.

•	Our alliance with Hyundai allows us to resell ATMs enhanced with our software. We plan to begin reselling the ATMs in the second half of 2008, which is expected to positively affect our profitability.
     There can be no assurance that our planned activities will be successful or continue to be successful or that we will ultimately attain profitability. Our long term viability depends on our ability to obtain adequate sources of debt or equity funding to fund the continuation of our business operations and to ultimately achieve adequate profitability and cash flows to sustain our operations. We will need to increase revenues from software licenses, transaction based software license contracts and professional services agreements to become profitable.
     Cash and cash equivalents increased by $33,764 to $174,040 at June 30, 2007 from $140,276 at March 31, 2007. Cash used for operating activities was $51,935 in the three months ended June 30, 2007 compared to $620,444 in the same period in the prior fiscal year.
     Cash used for investing activities of $18,172 and $12,810 in the three months ended June 30, 2007 and June 30, 2006, respectively, was due to equipment purchases.
     Financing activities provided no cash in the three months ended June 30, 2007 and 2006.
     As a result of our increased level of transactional revenues achieved in fiscal 2007, and the expected increase in revenues from recently received and contemplated contracts, we believe we currently have adequate capital resources to fund our anticipated cash needs through March 31, 2008. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.
Factors That May Affect Our Results
We have a general history of losses and may not operate profitably in the future.
     We have a history of losses and our net losses and negative cash flow may continue for the foreseeable future. As of June 30, 2007, our accumulated deficit was $51,285,612. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name, gain clients and expand our relationships with our current clients. Accordingly, we intend to invest heavily in marketing, strategic partnerships, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

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
     The markets for financial services software and ATM equipment are competitive. Our future success will depend on our ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace.
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
Dated: August 14, 2007

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