Form 10QSB
period 2007-09-30
US DATAWORKS INC
filed 2007-11-14
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period           to
Commission file number: 001-15835
US Dataworks, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	84-1290152
(State or other jurisdiction of	(I.R.S. employer identification number)
incorporation or organization)

One Sugar Creek Center Boulevard
Sugar Land, Texas	77478
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (281) 504-8000
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
Number of shares of Common Stock outstanding as of November 5, 2007: 32,062,962
Transitional Small Business Disclosure Format (Check one): YES ☐   NO ☑

US DATAWORKS, INC.

FORM 10-QSB
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
US DATAWORKS, INC.
BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$118,047
Accounts receivable, trade, net allowance for doubtful accounts of $250,000	1,031,544
Accounts receivable, factored, net of $169,237	135,390
Prepaid expenses and other current assets	175,116

Total current assets	1,460,097

Property and equipment, net	566,849

Goodwill, net	14,133,629

Other assets	32,111

Total assets	$16,192,686

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
BALANCE SHEET
September 30, 2007
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note Payable, current	$35,279
Note payable — related party	500,000
Convertible promissory note	256,066
Deferred revenue — current	358,384
Accounts payable	1,484,016
Accrued expenses	980,081
Interest payable — related parties	683
Derivative — warrants	16,873

Total current liabilities	3,631,382

Note Payable, long term	70,557

Total liabilities payable	3,701,939

Commitments and Contingencies

Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 109,333 shares issued and outstanding $3.75 liquidation preference, dividends of $272,917 in arrears	55
Common stock, $0.0001 par value 90,000,000 shares authorized and 38,162,962 shares issued and 32,062,962 outstanding	3,816
Additional paid-in capital	64,618,244
Accumulated deficit	(52,131,368)

Total stockholders’ equity	12,490,747

Total liabilities and stockholders’ equity	$16,192,686

US DATAWORKS, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES
Software licensing revenues	$36,922	$135,728	$106,922	$514,983
Software transactional revenues	389,880	291,724	779,389	605,720
Software maintenance revenues	233,796	102,783	425,009	206,549
Professional service revenues	705,486	1,291,438	1,283,836	1,709,510

Total revenues	1,366,084	1,821,673	2,595,156	3,036,762

COST OF SALES	509,123	497,428	895,082	1,019,728

Gross profit	856,961	1,324,245	1,700,074	2,017,034

OPERATING EXPENSES
General and administrative	1,642,644	1,768,850	3,283,777	3,531,798
Depreciation and amortization	45,763	34,581	84,813	67,641

Total operating expense	1,688,407	1,803,431	3,368,590	3,599,439

(LOSS) FROM OPERATIONS	(831,446)	(479,186)	(1,668,516)	(1,582,405)

OTHER INCOME (EXPENSE)
Interest expense	(6,402)	(78,606)	(12,803)	(170,778)
Interest expense — related party	(10,938)	—	(21,875)	—
Financing Costs	(25,976)	—	(25,976)	—
Gain/Loss on derivatives	73,235	257,383	58,382	(156,071)
Litigation settlement	—	222,600	—	222,600
Loss on disposal of assets	(44,231)	—	(44,231)	—
Other income	—	2,016	—	10,491

Total other income/(expense)	(14,312)	403,393	(46,503)	(93,758)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(845,758)	(75,793)	(1,715,019)	(1,676,163)
PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(845,758)	$(75,793)	$(1,715,019)	$(1,676,163)

Basic and diluted loss per share	$(0.03)	$(0.00)	$(0.05)	$(0.06)

Basic weighted — average shares outstanding	31,549,103	30,560,591	31,425,462	30,415,806

Diluted weighted — average shares outstanding	31,549,103	30,560,591	31,425,462	30,415,806

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOW
For the Six Months Ended September 30,
(Unaudited)

	2007	2006

Cash flows from operating activities:-
Net loss from operations	$(1,715,021)	$(1,676,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	84,813	67,641
Amortization of note discount on convertible promissory note	—	132,819
(Gain)/Loss on disposition of assets	44,231	(3,394)
Stock based compensation	244,044	390,572
Gain / (Loss) on derivative	(58,382)	156,071
Changes in operating assets and liabilities:
Accounts receivable, trade	1,148,485	(608,831)
Accounts receivable, factored	(135,391)	(244,280)
Costs & estimated earnings in excess of billings on uncompleted contracts	—	238,000
Prepaid expenses and other current assets	(43,204)	(31,044)
Other assets	(1,778)	12,890
Deferred revenue	(285,511)	527,629
Accounts payable	563,906	230,225
Accrued expenses	(20,945)	(246,004)
Interest payable	(17,046)	(40,544)

Net cash used in operating activities	(191,799)	(1,094,413)

Cash flows from investing activities:
Purchase of property and equipment	(107,280)	(57,246)
Proceeds from sales of fixed assets	10,850	8,000

Net cash used in investing activities	(96,430)	(49,246)

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOW
For the Six Months Ended September 30,
(Unaudited)

	2007	2006
Cash flows from financing activities:
Proceeds from related party note payable	—	500,000
Repayment of convertible promissory note	—	(512,133)
Proceeds from stock sale	305,000	—
Repayment of note payable — related party	(39,000)	—

Net cash provided/ (used in) by financing activities	266,000	(12,133)

Net (decrease) in cash and cash equivalents	(22,229)	(1,155,792)
Cash and cash equivalents, beginning of period	140,276	1,290,438

Cash and cash equivalents, end of period	$118,047	$134,646

Supplemental disclosures of cash flow information Interest paid	$25,607	$78,504

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1.	Organization and Business

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2007 Annual Report. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire year ending March 31, 2008.

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

Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002.

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

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the convertible debt holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the convertible notes are not clearly and closely related to the characteristics of the notes. Accordingly, the features qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they are required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative instrument liabilities

Stock Options

Effective April 1, 2006, the Company adopted the SFAS No. 123 (revised 2004), Share-Based Payment, which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s

Financial Statements as of and for the three months ended September 30, 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months and six months ended September 30, 2007 was $173,306 and $244,044 respectively, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances.

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

For purposes of proforma disclosure, the estimated fair value of the options is included in expense over the option’s vesting period or expected life. The Company’s proforma information for the three months and six months ended September 30, 2007 and 2006 is as follows:

	For the Three Months		For the Six Months
	Ending Sept 30,		Ending Sept 30,
	2007	2006	2007	2006

Net income as reported	$(845,758)	$(75,794)	$(1,715,019)	$(1,676,246)
Add stock-based employee compensation expense included in net loss as reported, net of related tax effects	$173,306	$128,516	$244,044	$390,572
Deduct stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects
Net income (loss); pro forma	$(672,452)	$52,722	$(1,470,975)	$(1,285,674)
Basic and diluted earnings (loss) per share, as reported	$(0.03)	$(0.00)	$(0.05)	$(0.06)
Basic and diluted earnings (loss) per share, pro forma	$(0.02)	$(0.00)	$(0.05)	$(0.04)
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the three and six months ended September 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

Upon adoption of SFAS 123R, the Company continued to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. In determining the compensation cost of the options granted during the three and six months ended September 30, 2007, as specified by SFAS 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the Three Months Ending		For the Six Months Ending
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free Interest Rate	4.30%	4.93%	4.56%	4.95%
Expected Life of Options Granted	3 years	3 years	3 years	3 years
Expected Volatility	67%	84%	72%	86%
Expected Dividend Yield	0	0	0	0
Expected Forfeiture Rate	30%	30%	30%	30%
As of September 30, 2007, there was approximately $191,214 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a period of 3 years.

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

The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	For the Six Months Ended
	September 30,
	2007	2006
Options outstanding under the Company’s stock option plans	7,407,349	6,444,349
Options granted outside the Company’s stock option plans	1,160,000	1,160,000
Warrants issued in conjunction with private placements	5,438,683	5,839,933
Warrants issued as a financing cost for notes payable and convertible notes payable	1,757,916	2,083,783
Warrants issued for services rendered and litigation settlement	180,769	360,769
Convertible Series B preferred stock (a)	109,933	109,933

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

Concentrations of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers. The Company does not obtain collateral from its customers to secure its accounts receivable. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.

Three of the Company’s customers accounted for 27%, 27% and 11%, respectively, of the Company’s net revenues for the three months ended September 30, 2007. Four customers accounted for 26%, 26%, 11% and 10%, respectively, of net revenue for the six months ended September 30, 2007. Three customers accounted for 42%, 17% and 11% of net revenues for the three months ended September 30, 2006. Two customers accounted for 34% and 20%, respectively, of net revenue for the six months ended September 30, 2006.

At September 30, 2007, amounts due from significant customers accounted for 74% of accounts receivable.

3.	Property and Equipment

Property and equipment as of September 30, 2007 consisted of the following:

Furniture and fixtures	$99,535
Office and telephone equipment	182,275
Computer equipment	711,725
Computer software	1,271,098
Leasehold improvements	64,733

2,329,366
Less accumulated depreciation and amortization	(1,762,517)

Total	$566,849

Depreciation and amortization expense for the three and six months ended September 30, 2007 and 2006 was $45,763, $84,813, $34,581 and $67,641, respectively.

4.	Notes Payable – Related Parties
On September 26, 2006, the Company entered into a note payable with its Chief Executive Officer for $500,000. The note bears an 8.75% per annum interest rate, is unsecured and was due September 25, 2007. On September 25, 2007, the Company entered into a new note payable agreement that supersedes and supplants the September 2006 note. As of September 30, 2007 the outstanding balance on this note payable is $500,000. The principal, together with any unpaid accrued interest on the new note payable, shall be due and payable in full on demand on the earlier of: (i) the full and complete satisfaction of certain senior secured convertible notes (the “November Notes”) issued by the Company to certain investors on November  13, 2007 and (ii) ninety-one (91) days following the expiration of the term of the  November Notes  (such date described in (i) and (ii) hereinafter the “Demand Date”), unless such date is extended by the mutual agreement of the parties.

Notes Payable
In August 2007 the Company entered into a note payable with an equipment vendor to purchase new telephone equipment for $105,835. The note bears a 10.68% per annum interest rate, is secured by the equipment and is due in 36 equal monthly installments.

5.	Convertible Promissory Notes

Convertible promissory notes at September 30, 2007 consisted of the following:

Convertible promissory note, interest at 10% per annum, unsecured, $256,066 due December 15, 2007	$256,066

Less current portion	(256,066)

Long-term portion	$-0-

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

The amended note became effective September 15, 2005 and extended a principal payment of $256,067, originally due September 15, 2005, for one year. In consideration of this amendment, the Company issued the holder a common stock purchase warrant to purchase up to 650,000 shares of the Company’s common stock at an exercise price of $0.59 per share. The warrant will expire on September 15, 2008.

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

On September 14, 2007, the Company reached an agreement with the note holder to extend the terms of the note for an additional 90 days in exchange for warrants to purchase up to 200,000 shares of the Company’s common stock dependent upon when the note is paid. On September 14, 2007, the Company issued the holder a warrant to purchase 66,666 shares of the Company’s common stock, with another warrant to purchase 66,666 shares of the Company’s common stock to be issued if the note is not paid by October 15, 2007 and the final warrant to purchase 66,667 shares of the Company’s common stock to be issued if the note is not paid by November 15, 2007.

Using the Black-Scholes pricing model the Company has determined the value of the warrants issued on September 14, 2007 in connection with the note extension to be $13,141.

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
In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” the debt features contained in the terms governing the notes are not clearly and closely related to the characteristics of the notes. Accordingly, the debt features qualify as embedded derivative instruments at issuance and, because they did not qualify for any scope exception within SFAS 133, they were required to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

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

The warrants included with this note for purchase of the Company’s common stock had an initial value of $271,940. This amount has been classified as a derivative financial instrument and recorded as a liability on our consolidated balance sheet in accordance with SFAS 133. The estimated fair value of the warrants at the date of issuance was determined using the Black-Scholes option-pricing model with a closing price of $1.14, the respective exercise price of the warrants, a 2 year term, and a 90% volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.50%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income/ (expense) on its statement of operations. The warrant derivative liability at September 30, 2007, decreased to a fair value of $16,873, due in part to a decrease in the market value of the company’s common stock, which resulted in an other income item of $73,235.
The recorded value of the warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

6.	Accounts Receivable Facility

On September 27, 2006, the Company entered into a Purchase and Sale Agreement with Catalyst Finance, L.P. (“Catalyst”) for sale of certain of its accounts receivables. The Company’s borrowing costs under this Agreement range from 1.25% to 20% of the gross amount of the receivables sold to Catalyst based on the timing of collection. The maximum funds available under the agreement is all available accounts receivables as agreed to by Catalyst and the Company. The agreement allows for Catalyst to request repurchase of an account receivable under certain conditions. For the three and six months period ended September 30, 2007, the financial institution has not requested repurchase of an account receivable. For the three months ending September 30, 2007, the Company has sold $59,105 in receivables under the agreement, which yielded a loss on the sale of these receivables of $739. For the six months ending September 30, 2007, the Company has sold $297,105 in receivables under the agreement, which yielded a loss on the sale of these receivables of $9,674. The Agreement was terminated by the Company on August 2, 2007.

On August 10, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB will advance funds to the Company for certain of its accounts receivables up to $2 million. Under the terms of the Loan Agreement, the Company will receive an advance of up to 80% of the subject account receivable (the “Advance”) and pay a finance charge to SVB equal to prime plus 1.5% to 3.0%, based on the Company’s assets to liabilities ratio, while the Advance is outstanding. The Company is obligated to repay the Advance upon receipt of payment for the subject account receivable. For the three and six months ending September 30, 2007, the Company has sold $237,244 in receivables under the agreement, which yielded a loss on the sale of these receivables of $34,465. The Agreement will continue in effect until August 9, 2008.

7.	Commitments and Contingencies

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

In May 2001, an investor in the Series B rescinded its acquisition and returned to the Company 2,667 shares of Series B and warrants for the purchase of 533 shares of common stock in exchange for the return of its investment of $10,000.

In August 2004, an investor in the Series B elected to convert his 16,000 shares and accordingly was issued 3,200 shares of the Company’s common stock.

At September 30, 2007, there were accumulated, undeclared dividends in arrears of $272,916 or $2.48 per share.

Common Stock and Warrants

During the three and six months ended September 30, 2007, the Company completed the following:

On August 31, 2007, the Company entered into a stock purchase agreement ( the “Purchase Agreement”), with certain employees and directors of the company, pursuant to which the Company agreed to issue to those certain employees and directors an aggregate of 762,500 shares of the Company’s common stock, $0.0001 par value (the “Common Stock”), for an aggregate purchase price of $305,000.
On September 14, 2007 the Company reached agreement with a current note holder to extend the terms of the convertible promissory note dated September 15, 2005 for an additional 90 days in exchange for the granting of up to 200,000 warrants dependent upon when the note is paid. 66,666 warrants were issued on the agreement date with another 66,666 to be issued if the note is not paid by October 15, 2007 and the final 66,667 warrants issued if the note is note paid by November 15, 2007.

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

In the six months ended September 30, 2006, the Company issued 590,289 shares of common stock with a value of $308,000 to pay down debt associated with the convertible promissory note issued June 16, 2005.

In August 2007 the Company entered into a note payable with an equipment vendor to purchase new telephone equipment for $105,835.

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

During the six months ended September 30, 2007 the Company granted 907,000 stock options to certain employees that may be exercised at prices ranging between $0.48 and $0.61. During the six months ended September 30, 2006, the Company granted 3,098,500 stock options to certain employees that may be exercised at prices ranging from $0.46 to $0.82.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, March 31, 2007	6,565,349	$0.74	1,160,000	$1.02
Granted	907,000	$0.50	—	—
Exercised	—	—	—	—
Forfeited/canceled	65,000	$0.90	—	—
Outstanding, September 30, 2007	7,407,349	$0.71	1,160,000	$1.02
Exercisable, September 30, 2007	5,801,352	$0.69	1,160,000	$1.02

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at September 30, 2007 were 7.69 years and $0.75 respectively. The exercise prices for the options outstanding at September 30, 2007 ranged from $0.43 to $6.25, and information relating to these options is as follows:

Range of			Weighted-Average	Weighted-	Weighted-Average
Exercise	Stock Options	Stock Options	Remaining Contractual	Average	Exercise Price of
Prices	Outstanding	Exercisable	Life	Exercise Price	Options Exercisable
$0.43 – 0.80	6,035,513	4,429,516	8.11 years	$0.55	$0.47
$0.81 – 1.35	1,787,836	1,787,836	6.85 years	$0.93	$0.93
$1.36 – 6.25	744,000	744,000	6.35 years	$1.96	$1.96

	8,567,349	6,961,352

Restricted Stock
During the three and six months ended September 30, 2006, the Company completed the following:
The Company granted 200,000 shares of restricted common stock to the Senior Vice President and Chief Technology Officer and 100,000 shares of restricted common stock to the Chairman of the Board and Chief Executive Officer associated with employment agreements reached with each. The shares are granted under the 1999 Plan, as amended and restated by the 2000 Plan.
9.	Subsequent Events
     On November 13, 2007, the Company secured certain bridge financing from certain institutional investors (collectively, the “Investors”) in the form of senior secured convertible notes (the “Notes”) for an aggregate of $4.0 million. The interest payable on the Notes is equal to the 6-month LIBOR rate plus five hundred basis points (or 9.81% at the time of subscription) and is re-calculated as of the first day of each calendar quarter. The Notes may be converted at any time into shares of the Company’s common stock (“Common Stock”) at the conversion price of $0.43 per share, which is equal to 110% of the dollar volume-weighted average price for the Common Stock on November 12, 2007, subject to anti-dilution provisions; provided, however, the Investor may not beneficially own more than 4.99% (the “Maximum Percentage”) of outstanding shares of Common Stock following such conversion. At any time, the Investor may decrease or increase this Maximum Percentage to any percentage not to exceed 9.99%. In the event of a Fundamental Transaction (as described in the Notes) where greater than 50% of the Company’s assets or equity is transferred, the Investors may redeem the note for either 125% of its principal balance or the value of the Common Stock as converted (such Common Stock as converted under the Notes, “Conversion Shares”).
     In addition, on each of the 9 month and 18 month anniversary of the closing, the Investors may request that the Company redeem a portion of the Notes. The Notes have a maturity date of November 13, 2010. The Notes are secured by the Security Agreement, dated November 13, 2007, by and between the Company and the Investors (the “Security Agreement”), pursuant to which the Company granted the Investors a security interest in all its personal property, whether now owned or hereafter acquired, including but not limited to, all accounts, copyrights, trademarks, licenses, equipment and all proceeds as from such collateral.
     The Investors also entered into a Put Agreement (the “Put Agreement”) with Charles E. Ramey, the Company’s Chief Executive Officer, and John L. Nicholson, M.D., a member of the Company’s Board of Directors (collectively, the “Guarantors”). Pursuant to the Put Agreement, following August 13, 2008, under certain circumstances the Investors may require one or more of the Guarantors to purchase all or a portion of the Note, including any accrued interest or late charges.
     In consideration for this guarantee, the Company is paying the Guarantors a fee (the “Guarantors’ Fee”) equal to: (i) an initial installment of two percent (2%) of the outstanding Note principal for initial six months of the Note’s term; (ii) then, an additional fee equal to two percent (2%) of the outstanding Note principal for the following twelve months; and, (iii) a final installment equal to two percent (2%) of the outstanding Note principal for the remaining 18 months of the Note’s term. The Guarantor Fee will be shared equally by the Guarantors and will accrue immediately upon the start of each of the time periods described by subsection (i), (ii) and (iii), above. The Guarantors’ Fee would not be payable until after the complete satisfaction of the Note.
     In connection with the issuance of the Notes, the Company has also issued to the Investors warrants (the “Warrants”) to purchase an aggregate of 4,651,162 shares of Common Stock (such Common Stock exercisable from the Warrants, “Warrant Shares”) at the exercise price of $0.43 per share, which is equal to 110% of the dollar volume-weighted average price for the Common Stock on November 12, 2007, subject to anti-dilution provisions; provided, however, the Investor may not beneficially own more than the Maximum Percentage following such exercise. The Warrant may be exercised at any time until 11:59 p.m., New York time on November 13, 2012.
     The Company is obligated to reserve for issuance upon conversion of the Notes and exercise of the Warrants shares of Common Stock equal to at least 130% of the Conversion Shares and Warrant Shares. The Conversion Shares and Warrant Shares will be included in a registration statement to be filed with the SEC within thirty (30) days following the closing of the financing.
Item 2. Management’s Discussion and Analysis or Plan of Operation.
     The following discussion and analysis of our financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB.
     When used in this Quarterly Report on Form 10-QSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, our operating expenses, our strategic opportunities, adequacy of capital resources, our ability to increase our professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, expectations regarding net losses, expectations regarding cash flow and sources of revenue, benefits of our relationship with an MSP, statements regarding our growth and profitability, investments in marketing, promotion, strategic partnerships and infrastructure, fluctuations in our operating results, our need for future financing, our dependence on a small number of customers, our dependence on our strategic partners, our dependence on personnel, our disclosure controls and procedures, our ability to respond to rapid technological change, statements regarding future acquisitions or investments, our ability to expand the range of our technologies and products and our legal proceedings. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, our ability to execute on our strategic opportunities, and the risks set forth below under “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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
     Three of our customers accounted for 27%, 27% and 11%, respectively, of our net revenues for the three months ended September 30, 2007. Four customers accounted for 26%, 26%, 11% and 10%, respectively, of net revenue for the six months ended September 30, 2007. Three customers accounted for 42%, 17% and 11% of net revenues for the three months ended September 30, 2006. Two customers accounted for 34% and 20%, respectively, of net revenue for the six months ended September 30, 2006.
     At September 30, 2007, amounts due from significant customers accounted for 74% of accounts receivable
Recent Developments
Results of Operations
     The results of operations reflected in this discussion include our operations for the three and six month periods ended September 30, 2007 and 2006.
     Revenues
     We generate revenues from (a) licensing software with fees due at the initial term of the license, (b) licensing and supporting software with fees due on a transactional basis, (c) providing maintenance, enhancement and support for previously licensed products and (d) providing professional services.

	Three Months Ended September 30			Six Months Ended September 30
	(in thousands)			(in thousands)
	2007	2006	Change	2007	2006	Change
Software licensing revenues	$37	$136	-73%	$107	$515	-79%
Software transactional revenues	390	292	34%	779	606	29%
Software maintenance revenues	234	103	127%	425	207	106%
Professional service revenues	705	1,291	-45%	1,284	1,709	-25%

Total revenues	$1,366	$1,822	-25%	$2,595	$3,037	-14%

     The decrease in licensing revenues for the three and six months ended September 30, 2007, compared to the same periods last year, was primarily due to the significant license revenue recorded in the first quarter of fiscal 2007 associated with the signing of the integrated license, maintenance and services agreement with a significant customer and a reduction in third party software resale as compared to the prior year period.
     The increase in transactional revenues for the three and six months ended September 30, 2007, compared to the same periods last year, was principally as a result of an increase in the number of customers subject to transactional pricing.
     The increase in maintenance revenues for the three and six months ended September 30, 2007, compared to the same periods last year, was primarily attributable to the integrated license, maintenance and services agreement we entered into with a significant customer in the first fiscal quarter of 2007. This agreement contains an annual maintenance fee component that will generate additional annual maintenance revenues of approximately $400,000 in the current fiscal year 2008. This annual maintenance agreement started in May 2007 and to date has accounted for approximately $200,000 of the maintenance revenues in the current six month period. However, we do not anticipate significant on going growth in annual maintenance fees.
     The decrease in professional service revenues for the three and six months ended September 30, 2007, compared to the same periods last year, were principally the result of reduced services required as we began to complete our services in connection with our $1.5 million professional services agreement with American Express, which we signed in September 2006, and with the completion of our agreement with Online Resources Corporation, which we signed in June 2006.
     Cost of Sales
     Costs of sales principally include the costs of our personnel who perform the services associated with our software maintenance, support, training and installation activities as well as the cost of the Accuity EPICWare™ software frequently resold in conjunction with licenses of our software. Cost of sales increased by $11,695, or 2%, from $497,428 for the three months ended September 30, 2006 to $509,123 for the three months ended September 30, 2007, which was primarily the result of a reduction of labor costs partially offset by increases in the cost of third party software resale and cost for equipment resales as compared to the prior period. Cost of sales decreased by $124,645 or 12% from $1,019,728 for the six months ended September 30, 2006 to $895,082 for the six months ended September 30, 2007. The decrease for the six month period was primarily due to the reduction in third party software resales as compared to the prior period, partially offset by a slight increase in labor costs as we transitioned from service activities to maintenance activities as we neared the completion of certain professional service contracts.
     Operating Expenses
     Total operating expenses decreased by $115,024, or 6%, from $1,803,431 for the three months ended September 30, 2006 to $1,688,407 for the three months ended September 30, 2007. This decrease is principally attributable to a decrease in legal expenses of $136,000, a decrease in outsides services and recruitment fees of $144,000, and a decrease in travel expenses of $37,000, partially offset by an increase in stock-based compensation expense of $45,000, an increase in advertising expense of $12,000, and a $188,000 increase in compensation expense.
     Total operating expenses decreased by $230,849, or 6%, from $3,599,439 for the six months ended September 30, 2006 to $3,368,590 for the six months ended September 30, 2007. This decrease is principally attributable to a decrease in legal expenses of $185,000, a decrease in outsides services and recruitment fees of $188,000, a decrease in travel expenses of $107,000, a reduction in bonus expense of $107,000 and a reduction in stock based compensation expense of $146,000 as compared to the same time period in the prior year. These reductions were partially offset by an increase in compensation expense of $447,000, an increase in advertising expense of $28,000, and a $27,000 increase in rent expense. Our headcount at September 30, 2007 was 46 compared to 37 at September 30, 2006.

     Other Income (Expenses)
     Other income (expenses), including interest expense and financing costs, decreased $389,081, or 96%, to $(14,312) in other expense for the three months ended September 30, 2007 from $(403,393) in other expenses for the three months ended September 30, 2006. The decrease in other income for the three months ended September 30, 2007 was due to a decrease in interest expense of $72,000, offset by increases in related party interest expense of $11,000, financing costs associated with our Silicon Valley Bank loan agreement of $26,000, an increase in the quarterly analysis related to the embedded derivatives associated with the promissory note of June 16, 2005 of $184,000, an increase in interest income $2,000, an increase of $222,000 in contingent liability expense and a loss of $44,000 resulting from a loss on the disposition of assets, as compared to the prior year period..
     Other income (expenses), including interest expense and financing costs, decreased $47,255, or 50%, to $(46,503) in other expenses for the six months ended September 30, 2007 from $(93,758) in other income for the six months ended September 30, 2006. The decrease in other income for the six months ended September 30, 2007 was due to a decrease in interest expense of $158,600, an decrease in the quarterly analysis related to the embedded derivatives associated with the promissory note of June 16, 2005 of $214,000, offset in part by increases in related party interest expense of $22,000, financing costs associated with our Silicon Valley Bank loan agreement of $26,000, an increase in interest income $11,000 an increase of $222,600 in contingent liability expense, and a loss of $44,000 resulting from a loss on the disposition of assets, as compared to the prior year period.
     Net Income (Loss)
     Net income (loss) decreased by $(769,965), or 1016%, to a net loss of ($845,758) for three month ended September 30, 2007 from a net income (loss) of $(75,793) for the three month ended September 30, 2006. For details related to this loss see the preceding discussions related to cost of sales, operating expenses and other income sections above.
     Net income (loss) decreased by ($38,856), or 2%, to a net loss of ($1,715,019) for the six months ended September 30, 2007 from a net income (loss) of $(1,676,163) for the six months ended September 30, 2006. For details related to this loss see the preceding discussions related to cost of sales, operating expenses and other income sections above.
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
     Cash and cash equivalents decreased by $22,229 to $118,047 at September 30, 2007 from $140,276 at March 31, 2007. Cash used for operating activities was $146,785 in the six months ended September 30, 2007 compared to $1,094,413 in the same period in the prior year.
     Cash used for investing activities of $141,445 and $49,246 in the six months ended September 30, 2007 and September 30, 2006, respectively, was due to equipment purchases.
     Cash provided by financial activities for the six months ended September 30, 2007 was $266,000 compared to cash used in financing activities of $12,133 for the six months ended September 30, 2006. Financing activities in the current six month period included: proceeds of $305,000 from common stock sales, and the payment of $39,000 on a related party note payable.
     As a result of our increased level of transactional revenues achieved in fiscal 2008, and the expected increase in revenues from recently received and contemplated contracts, we believe we currently have adequate capital resources to fund our anticipated cash needs through March 31, 2008. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.
Factors That May Affect Our Results
We have a general history of losses and may not operate profitably in the future.
     We have a history of losses and our net losses and negative cash flow may continue for the foreseeable future. As of September 30, 2007, our accumulated deficit was ($52,131,368). We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name, gain clients and expand our relationships with clients for whom we could provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.
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
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders (Annual Meeting) on September 6, 2007 at our principle executive offices at One Sugar Creek Center Boulevard, Sugar Land, TX 77478. The purpose of the Annual Meeting was to (i) elect two Class II Directors to hold office until the 2010 annual meeting of stockholders and (ii) ratify the appointment of Ham, Langston & Brezina, LLP as the Company’s independent auditors for the fiscal year ending March 31, 2008.
     The following table provides the number of votes cast related to each proposal:

	For	Withheld	Abstain
Hayden D. Watson	19,918,784	1,723,071	0
Thomas L. West, Jr.	19,918,284	1,723,571	0

	For	Against	Abstain
Ratification of Ham, Langston & Brezina	20,025,128	263,587	1,353,140
The following directors’ terms of office as a director continued after the Annual Meeting: J. Patrick Millinor, Jr., Charles E. Ramey, Joe Abrell, John L. Nicholson, M.D.. and Terry Stepanik.
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
     Dated: November 14, 2007

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