Form 10QSB
period 2007-12-31
US DATAWORKS INC
filed 2008-02-14
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
Commission file number: 001-15835
US Dataworks, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1290152 (I.R.S. employer identification number)

One Sugar Creek Center Boulevard Sugar Land, Texas (Address of principal executive offices)	77478 (Zip Code)
Issuer’s telephone number: (281) 504-8000
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of shares of Common Stock outstanding as of February 5, 2008: 32,062,962
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

US DATAWORKS, INC.

FORM 10-QSB
QUARTERLY PERIOD ENDED DECEMBER 31, 2007

Page

PART I — FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis or Plan of Operation	18

Item 3. Controls and Procedures	27

PART II — OTHER INFORMATION	28

Item 6. Exhibits	29
Registration Rights Agreement
Security Agreement
Put Agreement
Put Grantor Fee Agreement
Certification of CEO Pursuant to Section 302
Certification of CAO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CAO Pursuant to Section 906

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
US DATAWORKS, INC.
BALANCE SHEET
December 31, 2007
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,333,039
Accounts receivable, trade	972,355
Prepaid expenses and other current assets	176,100

Total current assets	2,481,494

Property and equipment, net	518,659

Goodwill, net	8,201,445

Other assets	386,622

Total assets	$11,588,220

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
BALANCE SHEET
December 31, 2007
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable	35,279
Deferred revenue	376,561
Accounts payable	166,361
Accrued expenses	396,124
Derivative — Compound embedded within note	647,399
Derivative — warrants	510,453

Total current liabilities	2,132,177

Long Term Note Payable	58,798
Long Term Note Payable — Related Party	500,000
Long Term Convertible Promissory Note, net unamortized discount of $2,156,606	1,843,394

Total liabilities	4,534,369

Commitments and Contingencies

Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 109,933 shares issued and outstanding $3.75 liquidation preference, dividends of $283,313 in arrears	55
Common stock, $0.0001 par value 90,000,000 shares authorized and 32,062,962 shares issued and outstanding	3,206
Additional paid-in capital	64,733,161
Accumulated deficit	(57,682,571)

Total shareholders’ equity	7,053,851

Total liabilities and stockholders’ equity	$11,588,220

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

REVENUES
Software licensing revenues	$182,911	$94,175	$289,833	$609,158
Software transactional revenues	445,654	532,868	1,225,043	1,138,588
Software maintenance revenues	233,010	109,128	658,019	315,677
Professional service revenues	669,654	983,716	1,953,490	2,693,226

Total revenues	1,531,229	1,719,887	4,126,385	4,756,649

COST OF SALES	574,230	540,127	1,469,312	1,559,854

Gross profit	956,999	1,179,760	2,657,073	3,196,795

OPERATING EXPENSES
General and administrative	1,375,756	1,364,879	4,659,534	4,896,677
Depreciation and amortization	48,190	37,605	133,003	105,246
Goodwill Impairment	5,932,184	—	5,932,184	—

Total operating expense	7,356,130	1,402,484	10,724,721	5,001,923

LOSS FROM OPERATIONS	(6,399,131)	(222,724)	(8,067,648)	(1,805,128)

OTHER INCOME (EXPENSE)
Financing costs	(86,704)	—	(112,680)	—
Interest expense	(157,721)	(49,641)	(170,524)	(220,418)
Interest expense — related party	(14,714)	(10,938)	(36,589)	(10,938)
Loss on disposal of assets	—	—	(44,231)	—
Gain/(Loss) on derivatives	1,099,284	(37,889)	1,157,666	(193,960)
Contingent liabilities gain	—	—	—	222,600
Other income	7,783	—	7,783	10,491

Total other income (expense)	847,928	(98,468)	801,425	(192,225)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,551,203)	(321,192)	(7,266,223)	(1,997,353)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(5,551,203)	$(321,192)	$(7,266,223)	$(1,997,353)

NET LOSS ATTRIBUTABLE TO COMMON STOCK

Basic and diluted loss per share	$(0.17)	$(0.01)	$(0.23)	$(0.07)

Basic and diluted weighted-average shares outstanding	32,062,962	31,003,828	31,638,735	30,612,526

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOW
For the Nine Months Ended December 31,
(Unaudited)

	2007	2006

Cash flows from operating activities:-
Net (loss)/income from operations	$(7,266,223)	$(1,997,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	133,003	105,247
Amortization of note discount on convertible promissory note	83,657	176,058
Amortization of deferred financing costs	15,489	—
Compensatory element of warrants associated with financing costs	66,447	—
Gain / (Loss) on disposition of assets	44,231	(3,394)
Stock based compensation	291,904	517,639
(Gain) / Loss on derivatives	(1,157,666)	193,960
Goodwill Impairment	5,932,184	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,207,674	(1,099,833)
Costs and estimated earnings in excess of billings on uncompleted contracts	—	238,000
Prepaid expenses and other current assets	(44,188)	(941)
Other assets	(1,777)	12,890
Deferred revenue	(267,334)	554,769
Accounts payable	(753,749)	571,705
Accrued expenses	(603,771)	(282,413)
Interest payable	(18,858)	(32,434)

Net cash used in operating activities	(2,338,977)	(1,046,700)

Cash flows from investing activities:
Purchase of property and equipment	(107,280)	(157,098)
Proceeds from sales of fixed assets	10,850	8,000

Net cash used in investing activities	(96,430)	(149,098)

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
STATEMENTS OF CASH FLOW
For the Nine Months Ended December 31,
(Unaudited)

	2007	2006
Cash flows from financing activities:
Proceeds from related party note payable	—	500,000
Proceeds from convertible promissory note	4,000,000	—
Repayment of note payable — related party	(39,000)
Repayment of convertible promissory note	(256,066)	(512,133)
Proceeds from stock sale	305,000	—
Deferred financing costs	(370,004)	—
Payments on equipment note payable	(11,760)	—

Net cash (used in) /provided by financing activities	3,628,170	(12,133)

Net increase/(decrease) in cash and cash equivalents	1,192,763	(1,207,931)
Cash and cash equivalents, beginning of period	140,276	1,290,438

Cash and cash equivalents, end of period	$1,333,039	$82,507

Supplemental disclosures of cash flow information
Interest paid	$48,918	$87,733

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1.	Organization and Business

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

Stock Options

Effective April 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s Financial Statements as of and for the three months ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months and nine months ended December 31, 2007 was $47,860 and $291,904 respectively, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances.

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

For purposes of proforma disclosure, the estimated fair value of the options is included in expense over the option’s vesting period or expected life. The Company’s proforma information for the three months and six months ended December 31, 2007 and 2006 is as follows:

	For the Three Months		For the Nine Months
	Ending Dec 31,		Ending Dec 31,
	2007	2006	2007	2006

Net Loss as reported	$(5,551,203)	$(321,192)	$(7,266,223)	$(1,997,353)
Add stock-based employee compensation expense included in net loss as reported, net of related tax effects	$47,860	$127,067	$291,904	$517,639
Net (loss); pro forma	$(5,503,343)	$(194,125)	$(6,974,319)	$(1,479,714)
Basic and diluted (loss) per share, as reported	$(0.17)	$(0.01)	$(0.23)	$(0.07)
Basic and diluted (loss) per share, pro forma	$(0.17)	$(0.01)	$(0.22)	$(0.05)

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the three and nine months ended December 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
Upon adoption of SFAS 123R the Company continued to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. In determining the compensation cost of the options granted during the three and nine months ended December 31 2007, as specified by SFAS 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the Three Months Ending		For the Nine Months Ending
	December 31,		December 31,
	2007	2006	2007	2006

Risk-free Interest Rate	4.30%	4.93%	4.56%	4.89%
Expected Life of Options Granted	3 years	3 years	3 years	3 years
Expected Volatility	67%	84%	72%	82%
Expected Dividend Yield	0	0	0	0
Expected Forfeiture Rate	30%	30%	30%	30%
As of December 31, 2007, there was approximately $98,258 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a period of 3 years.
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
The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	For the Nine Months Ended
	December 31,
	2007	2006

Options outstanding under the Company’s stock option plans	7,383,349	6,460,349
Options granted outside the Company’s stock option plans	1,160,000	1,160,000
Warrants issued in conjunction with private placements	5,288,683	19,738,683
Warrants issued as a financing cost for notes payable and convertible notes payable	6,342,413	1,783,650
Warrants issued for services rendered and litigation settlement	380,769	200,769
Warrants issued as consideration for note extension	200,000	-0-
Convertible Series B preferred stock (a)	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion price of $3.75 per share.
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

Four of the Company’s customers accounted for 30%, 23%, 15% and 10%, respectively, of the Company’s net revenues for the three months ended December 31, 2007. Four customers accounted for 27%, 25%, 12% and 11%, respectively, of net revenues for the nine months ended December 31, 2007. Four of the Company’s customers accounted for 20%, 17%, 17% and 12%, respectively, of the Company’s net revenues for the three months ended December 31, 2006. Three customers accounted for 29%, 19% and 12%, respectively, of net revenues for the nine months ended December 31, 2006.

At December 31, 2007, amounts due from these significant customers accounted for 76% of accounts receivable.

3.	Property and Equipment

Property and equipment as of December 31, 2007 consisted of the following:

Furniture and fixtures	$99,535
Office and telephone equipment	182,275
Computer equipment	711,725
Computer software	1,271,098
Leasehold improvements	64,733

2,329,366
Less accumulated depreciation and amortization	(1,810,707)

Total	$518,659

Depreciation and amortization expense for the three and nine months ended December 31, 2007 and 2006 was $48,190, $133,003, $37,605 and $105,247, respectively.

4.	Goodwill Impairment

SFAS No. 142 states that if a significant event or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount, then the fair value of the reportable unit should be reviewed. The Company has determined that two significant events occurred in the quarter ending December 31, 2007 that, when taken together, placed enough downward pressure on the market value of the Company’s common stock to require a review of the fair value of the reportable unit. First, in November, 2007 the Company issued convertible notes in the amount of $4,000,000 which increased the Company’s debt significantly and the market price of the Company’s common stock began to fall. Secondly, in December 2007, the Company announced the termination of its Resale Agreement with Hyundai and entered into a Settlement and Release Agreement terminating the Purchase Agreement. This announcement continued the downward pressure on the market value of the Company’s common stock.

The Company used the net book value, defined as total assets less total liabilities, to compute the carrying value of the reportable unit. The carrying value was then compared to the Company’s market value as of December 31, 2007 based on the market capitalization of its common stock. This analysis determined that an impairment of $5,932,184 occurred and the goodwill was written down as of December 31, 2007, accordingly. The Company will continue to perform impairment testing annually during the fourth quarter unless any events indicating the presence of impairment factors arise.

5.	Notes Payable — Related Parties

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

6.	Convertible Promissory Notes

Convertible promissory notes at December 31, 2007 consisted of the following:

Senior Secured Convertible promissory notes, interest at 6-month Libor plus 500 Basis points, determined quarterly, (currently 9.7375%), $4,000,000, due November 13, 2010, net of unamortized discount of $2,156,606	$1,843,394
Less current portion	( —)

Long-term portion	$1,843,394

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

On September 14, 2007, the Company reached an agreement with the note holder to extend the terms of the note for an additional 90 days in exchange for warrants to purchase up to 200,000 shares of the Company’s common stock dependent upon when the note is paid. On September 14, 2007, the Company issued the holder a warrant to purchase 66,666 shares of the Company’s common stock, on October 15, 2007 the Company issued the holder a warrant to purchase 66,666 shares of the Company’s common stock, and on November 15, 2007 the Company issued the holder the final warrant to purchase 66,667 shares of the Company’s common stock.

Using the Black-Scholes pricing model the Company has determined the value of the warrants issued on September 14, 2007 in connection with the note extension to be $13,141, the warrants issued on October 15, 2007 in connection with the note extension to be $16,478 and the warrants issued on November 15, 2007 in connection with the extension to be $14,918.

This convertible note was paid in full on December 3, 2007.

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

The warrants included with this note for purchase of the Company’s common stock had an initial value of $271,940. This amount has been classified as a derivative financial instrument and recorded as a liability on our consolidated balance sheet in accordance with SFAS 133. The estimated fair value of the warrants at the date of issuance was determined using the Black-Scholes option-pricing model with a closing price of $1.14, the respective exercise price of the warrants, a 2 year term, and a 90% volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.50%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income/ (expense) on its statement of operations. The warrant derivative liability at December 31, 2007, decreased to a fair value of $469, due in part to a decrease in the market value of the company’s common stock, which resulted in an other income item of $16,404.

The recorded value of the warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

Senior Secured Convertible promissory notes due November 13, 2010

On November 13, 2007, the Company secured certain financing from certain institutional investors (collectively, the “Investors”) in the form of senior secured convertible notes (the “Notes”) for an aggregate of $4.0 million. The interest payable on the Notes is equal to the 6-month LIBOR rate plus five hundred basis points (or 9.7375% at the time of subscription) and is re-calculated as of the first day of each calendar quarter. The Notes may be converted at any time into shares of the Company’s common stock (“Common Stock”) at the conversion price of $0.43 per share, which is equal to 110% of the dollar volume-weighted average price for the Common Stock on November 12, 2007, subject to anti-dilution provisions; provided, however, the Investor may not beneficially own more than 4.99% (the “Maximum Percentage”) of outstanding shares of Common Stock following such conversion. At any time, the Investor may decrease or increase this Maximum Percentage to any percentage not to exceed 9.99%. In the event of a Fundamental Transaction (as described in the Notes) where greater than 50% of the Company’s assets or equity is transferred, the Investors may redeem the note for either 125% of its principal balance or the value of the Common Stock as converted (such Common Stock as converted under the Notes, “Conversion Shares”).

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

The Investors also entered into a Put Agreement (the “Put Agreement”) with the Company’s Chief Executive Officer, and a member of the Company’s Board of Directors (collectively, the “Guarantors”). Pursuant to the Put Agreement, following August 13, 2008, under certain circumstances the Investors may require one or more of the Guarantors to purchase all or a portion of the Note, including any accrued interest or late charges.

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

The Company is obligated to reserve for issuance upon conversion of the Notes and exercise of the Warrants shares of Common Stock equal to at least 130% of the Conversion Shares and Warrant Shares. The Company filed a registration statement in December 2007 to register the Conversion Shares and Warrant Shares.

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

At the date of issuance, the embedded debt feature had an estimated initial fair value of $960,714 which was recorded as a discount to the convertible notes and derivative liability on our balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other income/(expense). The estimated fair value of the debt features was determined using the probability weighted averaged discounted cash flows / Lattice Model with a closing price of $0.43, a conversion price as defined in the respective note agreement and a period of three years. Concerning the debt features, the model uses several assumptions including: projected stock price volatility, annual stock price growth rate, interest rate projections, no registration default, alternative financing availability, default status, holder redeeming under default, ownership limitation, warrant exercise reset, fixed conversion reset and trading volume to determine the estimated fair value of the derivative liability. The derivative liability at December 31, 2007, decreased to a fair value of $647,399, due in part to a decrease in the market value of the company’s common stock, which resulted in an other income item of $313,315.

The warrants included with this note for purchase of the Company’s common stock had an initial value of $1,279,549. This amount has been classified as a derivative financial instrument and recorded as discount to the convertible notes and derivative liability on our balance sheet in accordance with SFAS 133. The estimated fair value of the warrants at the date of issuance was determined using the Black-Scholes option-pricing model with a closing price of $0.43, the respective exercise price of the warrants, a 5 year term, and an 80% volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.84%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income/ (expense) on its statement of operations. The warrant derivative liability at December 31, 2007, decreased to a fair value of $509,984, due in part to a decrease in the market value of the company’s common stock, which resulted in an other income item of $769,565.

The recorded value of the warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

7.	Accounts Receivable Facility

On September 27, 2006, the Company entered into a Purchase and Sale Agreement with Catalyst Finance, L.P. (“Catalyst”) for sale of certain of its accounts receivables. The Company’s borrowing costs under this Agreement range from 1.25% to 20% of the gross amount of the receivables sold to Catalyst based on the timing of collection. The maximum funds available under the agreement is all available accounts receivables as agreed to by Catalyst and the Company. The agreement allows for Catalyst to request repurchase of an account receivable under certain conditions. For the three and nine months period ended December 31, 2007, the financial institution has not requested repurchase of an account receivable. For the three months ending December 31, 2007, the Company did not sale any receivables under the agreement. For the nine months ending December 31, 2007, the Company has sold $297,105 in receivables under the agreement, which yielded a loss on the sale of these receivables of $9,674. The Agreement was terminated by the Company on August 2, 2007.

On August 10, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB will advance funds to the Company for certain of its accounts receivables up to $2 million. Under the terms of the Loan Agreement, the Company will receive an advance of up to 80% of the subject account receivable (the “Advance”) and pay a finance charge to SVB equal to prime plus 1.5% to 3.0%, based on the Company’s assets to liabilities ratio, while the Advance is outstanding. The Company is obligated to repay the Advance upon receipt of payment for the subject account receivable. For the three and nine months ending December 31, 2007, the Company has sold $423,729 in receivables under the agreement, which yielded a loss on the sale of these receivables of $5,144. The Agreement was terminated on November 9, 2007.

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

At December 31, 2007, there were accumulated, undeclared dividends in arrears of $283,313 or $2.58 per share.

Common Stock and Warrants

During the three and nine months ended December 31, 2007, the Company completed the following:

On August 31, 2007, the Company entered into a stock purchase agreement ( the “Purchase Agreement”), with certain employees and directors of the Company, pursuant to which the Company agreed to issue to those certain employees and directors an aggregate of 762,500 shares of the Company’s common stock, $0.0001 par value (the “Common Stock”), for an aggregate purchase price of $305,000.

On September 14, 2007 the Company reached agreement with a current note holder to extend the terms of the convertible promissory note dated September 15, 2005 for an additional 90 days in exchange for the granting of up to 200,000 warrants dependent upon when the note is paid. 66,666 warrants were issued on the agreement date with another 66,666 to be issued if the note is not paid by October 15, 2007 and the final 66,667 warrants issued if the note is note paid by November 15, 2007. All 200,000 warrants were issued in the three and nine months ended December 31, 2007.

On November 13, 2007, in connection with the $4,000,000 senior secured convertible note issued to a group of institutional investors, the Company issued 4,651,162 warrants.

Non-Cash Financing and Investing Activities

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

In the nine months ended December 31, 2006, the Company issued 904,542 shares of common stock with a value of $462,000 to pay down debt associated with the convertible promissory note issued June 16, 2005.

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

The Company and Hyundai have decided not to pursue the business venture set forth in the Resale Agreement at this time and, on December 13, 2007, the Company and Hyundai entered into a Settlement and Release Agreement terminating the Purchase Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Purchased Shares, which were held in escrow, will be returned to the Company and Hyundai is no longer obligated to pay the purchase price of $1,500,000 and the Warrant Shares will not be issued to Hyundai. The parties also agreed to a mutual release of all claims, known or unknown, with the exception of claims in connection with confidentiality agreements, that each party may now or in the future have against the other party, aside from claims in connection with certain confidentiality agreements.

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

During the nine months ended December 31, 2007 the Company granted 907,000 stock options to certain employees that may be exercised at prices ranging between $0.48 and $0.61 per share. During the nine months ended December 31, 2006, the Company granted 3,114,500 stock options to certain employees that may be exercised at prices ranging between $0.46 and $0.82 per share.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, March 31, 2007	6,565,349	$0.74	1,160,000	$1.02
Granted	907,000	$0.50	0	0
Exercised	0	0	0	0
Forfeited/canceled	89,000	$0.82	0	0
Outstanding, December 31, 2007	7,383,349	$0.71	1,160,000	$1.02
Exercisable, December 31, 2007	5,803,686	$0.69	1,160,000	$1.02
The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at December 31, 2007 were 7.44 years and $0.75, respectively. The exercise prices for the options outstanding at December 31, 2007 ranged from $0.43 to $6.25, and information relating to these options is as follows:

					Weighted-
			Weighted-		Average
			Average	Weighted-	Exercise
Range of	Stock	Stock	Remaining	Average	Price of
Exercise	Options	Options	Contractual	Exercise	Options
Prices	Outstanding	Exercisable	Life	Price	Exercisable

$0.43 — 0.80	6,011,513	4,431,850	7.85 years	$0.55	$0.47
$0.81 — 1.35	1,787,836	1,787,836	6.60 years	$0.93	$0.93
$1.36 — 6.25	744,000	744,000	6.10 years	$1.96	$1.96
	8,543,349	6,963,686
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
     When used in this Quarterly Report on Form 10-QSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, including our goodwill impairment, our operating expenses, our strategic opportunities, adequacy of capital resources, our ability to increase our professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, expectations regarding net losses, expectations regarding cash flow and sources of revenue, benefits of our relationship with an MSP, statements regarding our growth and profitability, investments in marketing, promotion, strategic partnerships and infrastructure, fluctuations in our operating results, our need for future financing, our dependence on a small number of customers, our dependence on our strategic partners, our dependence on personnel, our disclosure controls and procedures, our ability to respond to rapid technological change, statements regarding future acquisitions or investments, our ability to expand the range of our technologies and products, obtaining stockholder approval of our sale of convertible notes and warrants, the registration of our common stock underlying these convertible notes and warrants, and our legal proceedings. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, our ability to execute on our strategic opportunities, and the risks set forth below under “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
Goodwill Impairment
     SFAS No. 142 states that if a significant event or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount, then the fair value of the reportable unit should be reviewed. We have determined that two significant events occurred in the quarter ending December 31, 2007 that, when taken together, placed enough downward pressure on the market value of our common stock to require a review of the fair value of the reportable unit. First, in November 2007, we issued convertible notes in the amount of $4,000,000 which increased our debt significantly, and the market price of our common stock began to fall. Secondly, in December 2007, the Company announced the termination of the our Resale Agreement with Hyundai and entered into a Settlement and Release Agreement terminating the Purchase Agreement. This announcement continued the downward pressure on the market value of our common stock.
     We used the net book value, defined as total assets less total liabilities, to compute the carrying value of the reportable unit. The carrying value was then compared to our market value as of December 31, 2007 based on the market capitalization of our common stock. This analysis determined that an impairment of $5,932,184 occurred and the goodwill was written down as of December 31, 2007, accordingly. We will continue to perform impairment testing annually during the fourth quarter unless any events indicating the presence of impairment factors arise.
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
     Four of our customers accounted for 30%, 23%, 15% and 10%, respectively, of our net revenues for the three months ended December 31, 2007. Four customers accounted for 27%, 25%, 12% and 11%, respectively, of net revenues for the nine months ended December 31, 2007. Four customers accounted for 20%, 17%, 17% and 12%, respectively, of our net revenues for the three months ended December 31, 2006. Three customers accounted for 29%, 19% and 12%, respectively, of net revenues for the nine months ended December 31, 2006.
At December 31, 2007, amounts due from these significant customers accounted for 76% of accounts receivable.
Results of Operations
     The results of operations reflected in this discussion include our operations for the three and nine month periods ended December 31, 2007 and 2006.
     Revenues
     We generate revenues from (a) licensing software with fees due at the initial term of the license, (b) licensing and supporting software with fees due on a transactional basis, (c) providing maintenance, enhancement and support for previously licensed products and (d) providing professional services.

	Three Months			Nine Months
	Ended			Ended
	December 31,			December 31,
	2007	2006	Change	2007	2006	Change
	(In 000’s)			(In 000’s)
Software licensing revenues	$183	$94	94%	$290	$609	-52%
Software transactional revenues	445	533	-16%	1,225	1,139	8%
Software maintenance revenues	233	109	113%	658	316	108%
Professional service revenues	670	984	-32%	1,953	2,693	-27%

Total revenues	$1,531	$1,720	-11%	$4,126	$4,757	-13%

     The increase in licensing revenue for the three months ended December 31, 2007, as compared to the same period in the prior year, was primarily related to the renewal of license sales of third-party software add-ons by our customers. The decrease in nine-month period, as compared to the prior year, was due to first time sales of licenses for third-party party software add-ons in 2006 that required only a percent of the original license fee for renewal in 2007.
     The decrease in transactional revenue for the three months ended December 31, 2007, as compared to the same period in the prior year, was related to a one-time transactional fee we collected in 2006 under our agreement with a merchant service provided (MSP). The increase for the nine-month period, as compare to the prior year, was principally a result of an increase in the number of customers utilizing our software solutions on a transaction fee basis and an increase in utilization of our software solutions by our current customers.

     The increase in maintenance revenues for both the three and nine months ended December 31, 2007, as compared to the same periods in the prior year, was primarily related to the annual maintenance fees generated under our license agreement with American Express Company. We began to collect revenue related to this maintenance fee in May 2007 and we expect to receive approximately $400,000 in fiscal 2008 under this agreement.
     The decrease in professional service revenues for the three months ended December 31, 2007, as compared to the same period in the prior year, was the result of a reduction in services required as we completed projects for two customers in the prior year. The decrease in the nine-month period, as compared to 2006, was primarily due to the completion of these projects, as well as a decrease in professional services associated with our consulting agreement with American Express, which we signed in June 2005, and related purchase orders.
     Cost of Sales
     Costs of sales principally include the costs of our personnel who perform the services associated with our software maintenance, support, training and installation activities as well as the cost of the Accuity EPICWare™ software frequently resold in conjunction with licenses of our software. Cost of sales increased by $34,103, or 6%, from $540,127 for the three months ended December 31, 2006 to $574,230 for the three months ended December 31, 2007. This slight increase was due primarily to third-party software resale costs, partially offset by a reduction of labor costs associated with our professional and maintenance services due to a decreased number of personnel required to perform the maintenance services. Cost of sales decreased by $90,542, or 6%, from $1,559,854 for the nine months ended December 31, 2006 to $1,469,312 for the nine months ended December 31, 2007. This decrease was principally the result of decreased labor costs associated with the service activities that resulted in a 27% decrease in professional service revenues for the nine months ended December 31, 2007, compared to the same period last year.
     Operating Expenses
     Total operating expenses increased by $5,953,184, or 424%, from $1,402,484 for the three months ended December 31, 2006 to $7,356,130 for the three months ended December 31, 2007. This increase was related to the one-time charge to goodwill impairment that we booked in December 2007.
     Total operating expenses increased by $5,722,797, or 114%, from $5,001,923 for the nine months ended December 31, 2006 to $10,724,720 for the nine months ended December 31, 2007. This increase was related to the one-time charge to goodwill impairment that we booked in December 2007.
     Our headcount at December 31, 2007 was 44 compared to 41 at December 31, 2006.
     Other Expenses/(Income)
     Other expenses, including interest expense and financing costs, decreased $946,395, or 961%, from $98,467 for the three months ended December 31, 2006 to $(847,928) for the three months ended December 31, 2007. Other expenses, including interest expense and financing costs, decreased $993,650, or 517%, from $192,225 for the nine months ended December 31, 2006 to $(801,425) for the nine months ended December 31, 2007. These increases, for both the three month and nine months period ending December 31, 2007 were primarily related to a gain on derivatives associated with the warrants issued in conjunction with the senior secured convertible notes of November 2007.
     Net Loss
     Net loss increased $5,230,012, or 1628%, from $321,192 for the three months ended December 31, 2006 to a net loss of $5,551,203 for the three months ended December 31, 2007. For details related to this loss see the preceding discussions related to our costs of sales, operating expenses and other expenses sections above.

     Net loss increased by $5,268,869, or 264%, from $1,997,353 for the nine months ended December 31, 2006 to a net loss of $7,266,223 for the nine months ended December 31, 2007. For details related to this loss see the preceding discussions related to our costs of sales, operating expenses and other expenses sections above.
Liquidity and Capital Resources
     We have incurred significant losses and negative cash flows from operations for the last three fiscal years. We have obtained our required cash resources through the sale of debt and equity securities. We may not operate profitably in the future and may be required to continue the sale of debt and equity securities to finance our operations.
     We have specific plans to address our financial situation as follows:
•	We expect to receive additional purchase orders under our professional services contracts with our existing customers and renew our contract with the federal government, which is anticipated to generate revenue sufficient to significantly reduce the negative cash flows from our operations.

•	We believe that the demand for our software and professional services will continue to expand as the United States market adopts the new payment processing opportunities available under changing regulations, such as the Check Clearing Act for the 21st Century and NACHA’s back office conversion, which allows the conversion of paper checks in the back offices of retail merchants and government. We believe that increased demand for our solutions, including our recently introduced Clearingworks product, will lead to increased cash flows from up-front license fees, transaction based contract fees and increases in professional services revenues.

•	We have entered into a strategic alliance with one of the largest MSPs, which will allow this MSP to sell Clearingworks as part of its ARC and back office conversion services. We expect this alliance to positively affect our profitability.

•	Our recent capital raise of $4,000,000, along with our current customer base and potential new customers in the coming year, should provide us with sufficient liquidity and capital to maintain effective operations until December 31, 2008.
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
     Cash and cash equivalents increased by $1,192,763 from $140,276 at March 31, 2007 to $1,333,039 at December 31, 2007. Cash used for operating activities was $2,338,977 in the nine months ended December 31, 2007 compared to $1,046,700 in the same nine month period in the prior year.
     Cash used for investing activities of $96,430 and $149,098 in the nine months ended December 31, 2007 and December 31, 2006, respectively, was due to equipment purchases.
     Cash provided in financing activities for the nine months ended December 31, 2007, was $3,628,170 compared to cash used of $12,133 in the nine months ended December 31, 2006. Financing activities in the current nine month period included: proceeds of $4,000,000 from the issuance of convertible promissory notes, $305,000 from proceeds from sale of common stock, and the payment of $256,066 on the amended and restated convertible promissory note dated September 15, 2005, payment of $50,760 in related party and equipment notes payable, and payment of $370,004 in deferred financing costs.

     As a result of our recent capital raising transactions, our increased level of transactional revenues achieved in fiscal 2008, and the expected increase in revenues from recently received purchase orders and contemplated contracts, we believe we currently have adequate capital resources to fund our anticipated cash needs through December 31, 2008. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.
Factors That May Affect Our Results
We have a history of losses and may not operate profitably in the future.
     We have a history of losses and our net losses and negative cash flow may continue for the foreseeable future. As of December 31, 2007, our accumulated deficit was $(57,682,571). We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name, gain clients and expand our relationships with clients for whom we could provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.
Our ability to continue as a going concern may be contingent upon our ability to secure capital from prospective investors or lenders.
     The accompanying consolidated financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We believe we currently have adequate cash to fund anticipated cash needs through December 31, 2008. However, we may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts that are uncertain, especially under the current capital market conditions. These factors raise substantial doubt about our ability to continue as a going concern. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:
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
     We rely on a combination of patent, trademark, trade secrets, confidentiality procedures and contractual procedures to protect our intellectual property rights. If we are unable to adequately protect our intellectual property, our business may suffer from the piracy of our technology and the associated loss in revenue. Any patents that we may hold may not sufficiently protect our intellectual property and may be challenged by third parties. Our efforts to protect our intellectual property rights, may not prevent the misappropriation of our intellectual property. Any future infringement claims could cause us to spend significant time and money to defend our intellectual property rights, redesign our products or develop or license a substitute technology. We may be unsuccessful in acquiring or developing substitute technology and any required license may be unavailable on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation. Furthermore, other parties may also independently develop similar or competing products that do not infringe upon our intellectual property rights.
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
Item 3A(T). Controls and Procedures
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On November 13, 2007, we entered into a Securities Purchase Agreement (Purchase Agreement) with certain investors (Buyer or Buyers), pursuant to which we issued senior secured convertible notes for an aggregate of $4,000,000 (Notes) and warrants to purchase an aggregate of 4,651,162 shares of our common stock, $0.0001 par value per share (Common Stock) (Private Placement). The Notes bear an interest rate of 9.81% per annum, which is equal to LIBOR plus 5% re-calculated as of the first day of each calendar quarter. The interest is payable in arrears each quarter, with the first payment due January 15, 2008. At any time, at the option of the Buyer, any outstanding principal amounts and accrued interest may be converted into shares of Common Stock at a conversion price of $0.43 per share (Conversion Price), which is equal to 110% of the dollar volume-weighted average price for the Common Stock on November 12, 2007, subject to anti-dilution provisions, for an aggregate of 9,302,325 shares of Common Stock; provided, however, the Buyer may not beneficially own more than 4.99% (Maximum Percentage) of outstanding shares of Common Stock following such conversion. At any time, the Buyer may decrease or increase this Maximum Percentage to any percentage not to exceed 9.99%. The Buyers also have certain redemption rights in the event of default or a change of control of US Dataworks. In addition, on each of the 9 month and 18 month anniversary of the closing, the Buyers may request that we redeem a portion of the Notes. The Notes have a maturity date of November 13, 2010. The Notes are secured by the Security Agreement, dated November 13, 2007, by and between US Dataworks and the Buyers (Security Agreement), pursuant to which we granted the Buyers a security interest in all its personal property, whether now owned or hereafter acquired, including but not limited to, all accounts, copyrights, trademarks, licenses, equipment and all proceeds as from such collateral.
     The Buyers also entered into a Put Agreement (Put Agreement) with our Chief Executive Officer, and a member of our Board of Directors (Guarantors). Pursuant to the Put Agreement, following August 13, 2008, under certain circumstances the Investors may require one or more of the Guarantors to purchase all or a portion of the Note, including any accrued interest or late charges. In exchange for entering into the Put Agreement, we have agreed to pay the Guarantors a fee equal to (i) two percent (2%) of the Note principal balance for the first six months of the Note’s term; (ii) two percent (2%) of the Note principal balance for the next twelve months of the Note’s term; and, (iii) two percent (2%) of the Note principal balance for the remaining eighteen months of the Note’s term, pursuant to that certain Put Fee Agreement, dated November 13, 2007. Our Audit Committee of the Board of Directors reviewed the Put Fee Agreement and engaged in a discussion regarding this agreement, and approved the Put Fee Agreement.
     The Warrants may be exercised for an aggregate of 4,651,162 shares of Common Stock at exercise price of $0.43 per share (Exercise Price), which is equal to 110% of the dollar volume-weighted average price for the Common Stock on November 12, 2007, subject to anti-dilution provisions; provided, however, the Investor may not beneficially own more than the Maximum Percentage following such exercise. The Warrant may be exercised at any time until 11:59 p.m., New York time on November 13, 2012. We have reserved for issuance upon conversion of the Notes and exercise of the Warrants shares of Common Stock equal to at least 130% of the Conversion Shares and Warrant Shares.
     In connection with the Private Placement, we entered into a Registration Rights Agreement, dated November 13, 2007, between US Dataworks and the Buyers, pursuant to which we filed a registration statement to register for resale the Conversion Shares and Warrant Shares. In the event we are unable to register all of the Conversion Shares and Warrant Shares, we are obligated to file additional registration statements in order to register all Conversion Shares and Warrant Shares. We are obligated to maintain these registration statements until earlier of (1) all the Conversion Shares and Warrant Shares are saleable under Rule 144 with out restrictions or (2) all the Conversion Shares and Warrant Shares have been sold under the registration statements.

     We intend to seek stockholder approval of the Private Placement and the related agreements. In connection therewith, certain of our stockholders have agreed to vote their respective shares in favor of the transaction, including Charles E. Ramey. These stockholders currently represent approximately 7% of the outstanding shares of Common Stock.
     In connection with the Private Placement, on November 13, 2007, US Dataworks and American Stock Transfer & Trust, as Rights Agent, executed Amendment No. 2 to Rights Agreement, which amended the definition of an Acquiring Person as defined in that certain Rights Agreement dated July 24, 2003 (as amended from time to time, the Rights Agreement). The Rights Agreement, and Amendment No. 2 thereto, are attached hereto as Exhibits 4.1 and 4.2, and are incorporated herein by reference. The definition of Acquiring Person was amended to permit the issuance of the Conversion Shares and Warrant Shares to the Investors without triggering the occurrence of a “Distribution Date” (as defined in the Rights Agreement).
     These securities were issued to two accredited investors and in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D as promulgated under thereunder.
Item 6. Exhibits

Exhibit
Number	Description of Document

4.1
Rights Agreement, dated July 24, 2003, by and between the Registrant and Corporate Stock Transfer (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2007).

4.2
Amendment No. 2 to Rights Agreement, dated November 13, 2007, by and between the Registrant and American Stock Transfer & Trust. (incorporated by reference to Exhibit 4.2 to the Registrant’s on Form 8-K filed with the Securities and Exchange Commission on November 14, 2007).

4.3
Securities Purchase Agreement, dated November 13, 2007, by and among the Registrant and the signatories thereto. (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 13, 2007).

4.4	Registration Rights Agreement, dated as of November 13, 2007, by and among the Registrant and Highbridge International LLC, Castlerigg Master Investments Ltd., and Cranshire Capital, L.P.

4.5
Form of Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on December 13, 2007).

4.6
Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on December 13, 2007).

10.1
Amendment Agreement, dated as of December 28, 2006, by and between the Registrant and Crescent International Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006).

10.2
Settlement and Release Agreement, dated December 13, 2007, by and among the Registrant, Hyundai Syscomm Corp. and John J. Figone. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007).

Exhibit
Number	Description of Document

10.3	Security Agreement, dated as of November 13, 2007, by and between the Registrant and the Bank of New York.

10.4
Put Agreement, dated as of November 13, 2007, by and among the Registrant and Charles E. Ramey, John L. Nicholson, Highbridge International LLC, Castlerigg Master Investments Ltd., and Cranshire Capital, L.P.

10.5	Put Grantor Fee Agreement, dated as of November 13, 2007, by and between the Registrant and Charles E. Ramey and John Nicholson.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Accounting Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Accounting Officer.

SIGNATURE
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Dated: February 14, 2008

US DATAWORKS, INC.
By	/s/ John T. McLaughlin
John T. McLaughlin
Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

4.1
Rights Agreement, dated July 24, 2003, by and between the Registrant and Corporate Stock Transfer. (incorporated by reference to Exhibit 4.1 to the Registant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

4.2
Amendment No. 2 to Rights Agreement, dated November 13, 2007, by and between the Registrant and American Stock Transfer & Trust. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2007).

4.3
Securities Purchase Agreement, dated November 13, 2007, by and among the Registrant and the signatories thereto. (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 13, 2007).

4.4	Registration Rights Agreement, dated as of November 13, 2007, by and among the Registrant and Highbridge International LLC, Castlerigg Master Investments Ltd., and Cranshire Capital, L.P.

4.5
Form of Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on December 13, 2007).

4.6
Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on December 13, 2007).

10.1
Amendment Agreement, dated as of December 28, 2006, by and between the Registrant and Crescent International Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006).

10.2
Settlement and Release Agreement, dated December 13, 2007, by and among the Registrant, Hyundai Syscomm Corp. and John J. Figone. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007).

10.3	Security Agreement, dated as of November 13, 2007, by and between the Registrant and the Bank of New York.

10.4
Put Agreement, dated as of November 13, 2007, by and among the Registrant and Charles E. Ramey, John L. Nicholson, Highbridge International LLC, Castlerigg Master Investments Ltd., and Cranshire Capital, L.P.

10.5	Put Grantor Fee Agreement, dated as of November 13, 2007, by and between the Registrant and Charles E. Ramey and John Nicholson.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Accounting Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Accounting Officer.