Form 10KSB
period 2008-03-31
US DATAWORKS INC
filed 2008-07-01
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

Form 10-KSB

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to

Commission file number: 001-15385

US Dataworks, Inc.
(Name of small business issuer in its charter)

Nevada	84-1290152
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
1 Sugar Creek Center Blvd 5th Floor Sugar Land, Texas	77478
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Issuer’s revenue for fiscal year ended March 31, 2008:  $5,717,592

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the price of such common equity as of June 24, 2008 as reported on the American Stock Exchange is $3,797,231. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

Number of shares of Common Stock outstanding as of June 24, 2008: 32,262,962.

DOCUMENTS INCORPORATED BY REFERENCE

Items 9 (as to directors, audit committee, audit committee financial expert and Section 16(a) Beneficial Ownership Reporting Compliance), 10, 11 (as to Beneficial Ownership), 12 and 14 of Part III of this Annual Report on Form 10-KSB incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended March 31, 2008, in connection with the solicitation of proxies for the registrant’s 2008 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format:  Yes ☐     No ☑

US DATAWORKS, INC.

2008 FORM 10-KSB

PART I

When used in this Report, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the benefits and features of our products, competition and our competitive position, our critical accounting policies, our operating expenses, our strategic opportunities, adequacy of capital resources, our potential professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, expectations regarding net losses, expectations regarding cash flow and sources of revenue, benefits of our relationship with an MSP, statements regarding our growth and profitability, investments in marketing and promotion, fluctuations in our operating results, our need for future financing, effects of accounting standards on our financial statements, our investment in strategic partnerships, development of customer base and our infrastructure, our dependence on our strategic partners, our dependence on personnel, our employee relations, anticipated benefits of our restructuring, our disclosure controls and procedures, our ability to respond to rapid technological change, expansion of our technologies and products, benefits of our products, our competitive position, statements regarding future acquisitions or investments, our legal proceedings, and our dividend policy. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks set forth below under “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “US Dataworks,” “we,” “us,” or “our” means US Dataworks, Inc.

MICRworkstm, Clearingworks®, Returnworkstm, Remitworkstm, and Clearinghouse Least Cost Routing/Best Fit Clearingsm, are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

Item 1.	Description of Business

General

US Dataworks is a developer of payment processing software, serving several of the top banking institutions, top credit card issuers, major retailers and the United States Government. We generate revenue from the licensing, professional services, transaction processing and maintenance of our core product, Clearingworks. Our software is designed to enable organizations to process payments from a variety of sources; paper checks, electronic payments via the Internet or telephone, and other payment modalities. Our products are designed to provide organizations with either an in-house solution complementing the organizations’ existing technologies, systems and operational workflow or by using Clearingworks via the Internet on an Application Services Provider.

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

Products

Clearingworks is an enterprise payment solution that puts the power of payment processing in the hands of the customer. This leading-edge solution combines remittance, retail, check, payment, and return processing into single consolidated platform with highly-scalable features designed to grow in tandem with a customer’s business operation. Clearingworks shared services and data management features are designed to eliminate the need for adopting multiple payment processing systems to process and accommodate different payment types. Clearingworks Least Cost Routing/Best Fit ClearingSM uses the latest industry-leading technology together with the customer’s banking relationships to determine the most efficient method for payment settlement.

Customers

US Dataworks’ customers include five of the top 25 banking institutions in the United States, four of the top 10 credit card issuers in the United States, major retailers and two United States Government agencies. Four of our customers, American Express, Federal Reserve Bank, Regulus and Citibank, accounted for 31%, 24%, 11%, and 10%, respectively, of our net revenue for the year ended March 31, 2008. Four of our customers, American Express Federal Reserve Bank, Hyundai Syscomm and Citibank accounted for 24%, 18%, 14%, and 11%, respectively, of our net revenue for the year ended March 31, 2007.

Strategic Business Relationships

We believe that, in addition to growth from organic sales, aligning ourselves with key strategic distribution partners to sell and distribute our software products will accelerate our revenue growth and capture of market share. We have aligned ourselves with several strategic partners as a core component of our sales and distribution strategy, including Computer Sciences Corporation, Chase Paymentech Services, and eGistics.

We also have a key strategic alliance with Accuity, a unit of Thomson Corporation, to incorporate its EPICWare database into our products. We plan to continue pursuing additional strategic alliances to help increase market share.

Competition

Our competitors in the financial services market include Wausau Financial Systems, J&B Software, Fiserv and Telecheck. The services offered by these competitors include electronic billing and payment, electronic funds transfer, payment solutions, reconciliation, checks by phone and recurring billing, as well as value-added services such as strategy consulting, marketing and technology infrastructure.

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

We believe we compete favorably with respect to these factors. However, the market for payment processing software is highly competitive, rapidly evolving and subject to significant technological change. As this market grows, we expect competition to increase. Increased competition may result in price reductions and reduced margins.

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

Government Regulation

As a processor of Automated Clearing House (ACH) payments, we must comply with federal laws governing the processing of electronic transactions. We are in compliance with all federal laws and work closely with the National Automated Clearing House NACHA to ensure our systems remain both compliant with the laws and regulations, as well as NACHA guidelines.

Employees

As of June 24, 2008, we have 36 employees, all of whom are full-time employees. We are not a party to any collective bargaining agreement with our employees. We believe our employee relations to be good.

Research and Development

For fiscal 2008 and 2007 we spent approximately $623,312 and $357,241, respectively, on research and development activities.

Item 2.	Description of Property

Our principal executive offices, currently consisting of 18,790 square feet of office space, are located at 1 Sugar Creek Center Blvd., 5th Floor, Sugar Land, Texas 77478, which is leased through July 2012.

Item 3.	Legal Proceedings

From time to time, we are involved in various legal and other proceedings that are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers

As of June 24, 2008, the following persons were our executive officers:

Name	Age	Position

Charles E. Ramey	67	Chief Executive Officer and Director
John T. McLaughlin	53	Chief Accounting Officer
Mario Villarreal	37	President and Chief Operating Officer

Charles E. Ramey has served as a director since July 2001 and became our Chief Executive Officer in December 2001. Prior to joining US Dataworks, Mr. Ramey was a private investor from December 1998 through July 2001 and was President and co- founder of PaymentNet Inc., an outsourced e-commerce payment processing company, from April 1996 to December 1998.

John T. McLaughlin has served as our Chief Accounting Officer since March 2006, and as our Controller from February 2005 to March 2006. Prior to joining us, Mr. McLaughlin was self employed as a financial consultant to companies involved in wholesale and retail distribution. From 1995 through 2000, he served in various accounting and finance roles with companies involved in manufacturing and distribution of computer and office equipment. Mr. McLaughlin’s earlier experience included internal audit activities for a publicly traded oil and gas services company

Mario Villarreal was named President and Chief Operating Officer in May 2008 and has previously served as our Vice President and Chief Technology Officer since April 2001. In April 2004, he was named Senior Vice President. In November 1997, Mr. Villarreal co-founded US Dataworks, Inc., a Delaware corporation, and served as its Vice President from November 1997 to April 2001. From June 1991 to May 1997, Mr. Villarreal served as Manager of Systems Architecture Group at TeleCheck Services, Inc.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is traded on the American Stock Exchange under the symbol “UDW.” The following table indicates the high and low sale prices as reported by the American Stock Exchange for the periods presented.

	High	Low

Fiscal 2008
First Quarter	$0.67	$0.44
Second Quarter	0.70	0.35
Third Quarter	0.49	0.17
Fourth Quarter	0.28	0.09
Fiscal 2007
First Quarter	$0.91	$0.41
Second Quarter	0.83	0.49
Third Quarter	0.71	0.45
Fourth Quarter	0.64	0. 39

Holders

As of June 24, 2008, our common stock was held by 320 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

We recognized revenues associated with the resale of ATMs in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No. 48. Our sale price was fixed and determinable at the date of sale and we had no obligation to directly bring about the resale of the product. In addition, the buyer’s obligation to pay us were not contingent upon release of the product and our sale price was not adjusted if the product was lost or damaged. The buyer had economic substance apart from us and we could reasonably estimate the amount of returns at the time of sale. Therefore revenue was recognized at the time of sale. As a result of the termination of our joint venture with Hyundai Syscomm in December 2007, we no longer resell ATMs.

Concentrations of Credit Risk

We extend credit to our customers and perform ongoing credit evaluations of our customers. We do not obtain collateral from our customers to secure our accounts receivables. We evaluate our accounts receivable on a regular basis for collectibility and provide for an allowance for potential credit losses as deemed necessary.

Four of our customers, American Express, Federal Reserve Bank, Regulus and Citibank, accounted for 31%, 24%, 11%, and 10%, respectively, of our net revenue for the year ended March 31, 2008. Four of our customers, American Express Federal Reserve Bank, Hyundai Syscomm and Citibank accounted for 24%, 18%, 14%, and 11%, respectively, of our net revenue for the year ended March 31, 2007.

At March 31, 2008, amounts due from three customers, accounted for 45%, 12%, and 11% of accounts receivable.

At March 31, 2007, amounts due from three customers, accounted for 41%, 31% and 9% of accounts receivable.

Results of Operations

The results of operations reflected in this discussion include the operations of US Dataworks for the past two years.

Revenue

We generate revenues from (a) licensing software with fees due at the initial term of the license, (b) licensing and supporting software with fees due on a transactional basis and (c) providing maintenance, enhancement and support for previously licensed products, (d) providing professional services. Prior to January 2008, we also generated revenue from ATM equipment resales and leases.

	For Year
	Ended
	March 31,
	2008	2007	Change
	(In 000’s)

Software licensing revenues	$282	$689	−59.1%
Software transactional revenues	1,848	1,495	23.6%
Software maintenance revenues	896	439	104.3%
Professional service revenues	2,820	3,446	−18.1%
ATM equipment revenues	0	1,000	−100.0%

Discounts on Sales	(129)	0	100.0%

Total revenues	$5,717	$7,069	−19.1%

Revenues decreased by 19.1% in fiscal 2008, as compared to fiscal 2007. Transactional revenue and maintenance revenues increased 23.6% and 104.3%, respectively, in fiscal 2008, as compared to fiscal 2007. The increase in transactional revenue was primarily attributable to new customers added during the year and a steady growth of transactions processed by our existing customers. Maintenance revenue increased in large part due to the annual maintenance fees generated under our license agreement with American Express Company. We began to collect revenue related to this maintenance fee in May 2007 and received approximately $400,000 in fiscal 2008 under this agreement.

These increases were offset by a decrease in our licensing revenues by 59.1% in fiscal 2008, as compared to fiscal 2007 and by a decrease in professional services revenue of 18.1% in fiscal 2008 as compared to 2007. This decrease in license revenue was primarily due to a reduction in first time sales of licenses for third-party party software add-ons as compared to fiscal 2007. While these contracts were renewed in fiscal 2008, the renewal fees were only a percent of the original license fee. The decrease in professional service revenue was the result of a reduction in required services as we completed projects for two customers in the prior year as well as a decrease in professional services as we completed certain portions of our work associated with our consulting agreement with American Express, which we signed in June 2005, and related purchase orders.

Cost of Sales

Cost of sales principally include the costs of our personnel who perform the services associated with our software maintenance, support, training and installation activities, and the cost of third party software sold in conjunction with licenses of our software to convert electronic data into acceptable formats utilized by the Nation’s banking system. For fiscal 2007, cost of sales also included equipment costs associated with the sale of ATM equipment. Total cost of sales decreased by $894,508, or 31.3%, from $2,859,063 in fiscal 2007 to $1,964,555 in fiscal 2008. Cost of sales as a percentage of combined maintenance and services revenues for the current year was 53%, as compared to 74% in the prior year. The decrease is primarily attributable to a decrease in third-party software purchases for resale and a decrease in the number of personnel required to perform services as a result of the completion of projects for two customers in the current year.

Operating Expenses

Total operating expenses increased by $9,263,331, or 129.1%, from $7,175,338 in fiscal 2007 to $16,438,669 in fiscal 2008. The increase in operating expenses was principally attributable to the goodwill impairment expense of $10,112,931 that we booked in fiscal year 2008 due to the drop in the trading price of our common stock, which was partially offset by a decrease in legal expenses of $324,000, decrease in the use of outside consultants and services of $350,000 and in a decrease of $249,000 in bad debt expense related to the Hyundai transaction that was taken in the prior year. With our recent reduction in force, which took place after March 31, 2008, we anticipate that our operating expenses will continue to decrease going forward while we continue to maintain and expand our customer base.

Other Expenses

Total other expenses, including interest expense and financing costs, decreased $1,351,926, or 396.2%, from $(341,183) in fiscal 2007 to $1,010,743 in fiscal 2008. The decrease is principally due to a gain on derivatives associated with the debt feature of the senior secured convertible notes issued on November 13, 2007 of $1,694,237, and offset by increases of $152,680 in financing costs, $505,931 in interest expense, and $44,231 on the disposition of assets.

Net Loss

Net loss increased by $8,368,882, or 253%, from a net loss of $3,306,009 in fiscal 2007 to a net loss of $11,674,891 in fiscal 2008.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations for the last two fiscal years. We have obtained our required cash resources through the sale of debt and equity securities. We may not operate profitably in the future and may be required to continue the sale of debt and equity securities to finance our operations.

We have specific plans to address our financial situation as follows:

•	We believe that the demand for our software and professional services will continue to expand as the United States market adopts the new payment processing opportunities available under changing regulations such as the Check Clearing Act for the 21st Century, and NACHA’s back office conversion, which allows the conversion of paper checks in the back offices of retail merchants and government. Increased demand for our solutions, including our recently introduced Clearingworks product, has led to increased cash flows from up-front license fees, transaction-based contract fees and increases in professional services revenues. We expect demand for our product and services to continue to increase in the coming year.

•	We have entered into a strategic alliance with one of the largest merchant service providers (MSP), that will allow this MSP to sell Clearingworks as part of its ARC and back office conversion services. Though no exact dollar amounts have been forecast at the time, we expect that this alliance will positively affect our profitability.

•	We have undertaken a staff restructuring that we expect will significantly reduce our salary and benefit expense in the coming year while still maintaining our customer service levels.

•	We have renewed our professional service contract with a major credit card company and with an arm of the federal government for an additional year that, in aggregate, could provide up to $4,000,000 in revenue in the coming fiscal year.

•	We expect to enter into an agreement with a major business process outsourcer (BPO), which will enable us to significantly increase our transactional revenues in the coming fiscal year as more billers outsource their work to BPO’s.

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

Cash and cash equivalents increased by $763,117 from $140,276 at March 31, 2007 to $903,393 at March 31, 2008. Cash used for operating activities was $886,264 in fiscal 2007 compared to $2,741,323 in fiscal 2008.

Cash used for investing activities for fiscal 2007 and 2008 consisted of the purchase of property and equipment and repayments to our affiliates totaling $149,098 and $117,850, respectively.

Financing activities provided cash of $3,622,290 in fiscal 2008, and included $4,000,000 in proceeds from the issuance of senior secured convertible notes, $305,000 in proceeds from stock sales, partially offset by $256,066 repayment of convertible promissory notes, $56,640 in repayment of notes payable and $370,004 in deferred financing cost associated with the senior secured convertible notes.

Financing activities used cash of $114,800 in fiscal 2007, and included $500,000 in proceeds from a related party loan, offset by $614,800 repayment of convertible promissory notes.

As a result of our recent capital raising transactions, our increased level of transactional revenues achieved in fiscal 2008, and the expected increase in revenues to be received from recently received and contemplated contracts, we believe we currently have adequate capital resources to fund our anticipated cash needs through March 31, 2009 and beyond. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.

Our contractual obligations, which are described elsewhere in our financial statements, have been summarized in the table below:

	Balance as of		Payments	Due in
Contractual Obligations	March 31, 2008	2009	2010	2011	2012	2013

Current Operating Lease	$1,517,292	$344,483	$347,615	$350,747	$355,444	$119,003

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006. Its adoption did not have a material impact on our financial condition or results of operations.

FASB Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and docifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for SFAS No. 123 (F), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which is an elective, irrevocable election to measure eligible financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The election may only be applied at specified election dates and to instruments in their entirety rather than to portions of instruments. Upon initial election, the entity reports the difference between the instruments’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings. At each subsequent reporting date, an entity reports in earnings, unrealized gains and losses on items for which the fair value option has been elected. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. Early adoption of SFAS 159 is permitted provided the entity also elects to adopt the provisions of SFAS 157 as of the early adoption date selected for SFAS 159. We have elected not to adopt the provisions of SFAS 159 at this time.

In June 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoptions of this pronouncement did not have a material effect on our financial position or results of operations of the Company.

In December 2007, the FASB issued a revision and replacement of SFAS 141(“SFAS 141R”), “Business Combinations,” to increase the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R replaces SFAS 141, “Business Combinations” but, retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is to be applied prospectively. Early adoption is prohibited. SFAS 141R will impact us only if it elects to enter into a business combination subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which does not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. We do not believe that the adoption of SFAS 160 will have a material effect on our consolidated financial position, results of operations or cash flows.

Factors That May Affect Our Results

We have a general history of losses and may not operate profitably in the future.

We have incurred losses for the last three fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of March 31, 2008, our accumulated deficit was $62,091,238. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

Our ability to continue as a going concern may be contingent upon our ability to secure capital from prospective investors or lenders.

The accompanying consolidated financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We believe we currently have adequate cash to fund anticipated cash needs through March 31, 2009. However, we may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts that are uncertain, especially under the current capital market conditions. These factors raise substantial doubt about our ability to continue as a going concern. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

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

We may not be able to maintain our relationships with strategic partners, such as Computer Sciences Corporation. These strategic relationships are a core component of our sales and distribution strategy. The loss of a strategic partner could harm our financial results.

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

The market for financial services software is highly competitive. Our future success will depend on our ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace.

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

Our Senior Secured Convertible Notes Contains Operating and Financial Covenants That May Restrict our Business and Financing Activities

We issued $4,000,000 in senior secured convertible notes on November 13, 2007. The notes are secured by a pledge of all of our assets, including our intellectual property, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, make dispositions, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions, among other restrictions. Any future debt financing we enter into may involve similar or more onerous covenants that restrict our operations. Our borrowings under the notes or any future debt financing we do will need to be repaid, which creates additional financial risk for our company, particularly if our business, or prevailing financial market conditions, are not conducive to paying-off or refinancing our outstanding debt obligations. Furthermore, any breach of the covenants in the notes could cause a default under the notes. If there were an event of default under the notes that is not waived, the noteholders could cause all amounts outstanding with respect to the notes to be due and payable immediately. Neither our assets and cash flow nor those of our guarantors may be sufficient to fully repay borrowings under the notes if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure the notes, and if our guarantors are unable to repay the notes, the noteholders could institute foreclosure proceedings against the assets securing borrowings under the notes.

Item 7.	Financial Statements

US DATAWORKS, INC.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
US Dataworks, Inc.

We have audited the accompanying balance sheet of US Dataworks, Inc. as of March 31, 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Dataworks, Inc. as of March 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/  Ham, Langston & Brezina, LLP

Houston, Texas

June 30, 2008

US DATAWORKS, INC.

BALANCE SHEET
March 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$903,393
Accounts receivable, trade	856,261
Prepaid expenses and other current assets	145,915

Total current assets	1,905,569
Property and equipment, net	478,687
Goodwill	4,020,698
Other assets	357,124

Total assets	$6,762,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current Portion of Note payable	$35,279
Deferred revenue	200,833
Accounts payable	271,677
Accrued expenses	366,538
Interest payable — related parties	18,188
Derivative — Compounded Embedded	353,749
Derivative — Warrants	267,532

Total current liabilities	1,513,796
Long term Note Payable	52,918
Long term Note Payable — Related Party	500,000
Long term convertible promissory note, net unamortized discount of $1,995,636	2,004,364

Total long term liabilities	2,557,282

Total liabilities	$4,071,078

Commitments and contingencies
Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value; 700,000 shares authorized; 549,667 shares issued and outstanding; $0.75 liquidation preference, dividends of $293,596 in arrears	55
Common stock, $0.0001 par value; 90,000,000 shares authorized; 32,062,962 shares issued and outstanding	3,206
Additional paid-in capital	64,778,977
Accumulated deficit	(62,091,238)

Total stockholders’ equity	2,691,000

Total liabilities and stockholders’ equity	$6,762,078

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF OPERATIONS
for the years ended March 31, 2008 and 2007

	2008	2007

Revenues:
Software licensing revenues	$282,045	$689,425
Software transactional revenues	1,848,130	1,495,617
Software maintenance revenues	896,358	438,803
Professional services revenues	2,820,332	3,445,730
ATM equipment revenue	—	1,000,000

Total revenues, net sales discounts of $129,272	5,717,593	7,069,575

Cost of Sales	1,964,555	2,859,063

Gross Profit	3,753,038	4,210,512

Operating expenses:
General and administrative	6,144,484	7,031,224
Depreciation and amortization	181,255	144,114
Goodwill impairment	10,112,931	—

Total operating expenses	16,438,670	7,175,338

Loss from operations	(12,685,632)	(2,964,826)

Other income (expense):
Financing costs	(152,680)	(46,200)
Interest expense	(458,675)	(226,820)
Interest expense — related parties	(47,256)	(21,875)
Loss on disposition of assets	(44,231)	—
Litigation settlements	—	222,600
Other income (expense), net	19,346	10,490
Gain/(loss) on derivative liabilities	1,694,237	(279,378)

Total other income (expense)	1,010,741	(341,183)

Loss before provision for income taxes	(11,674,891)	(3,306,009)
Provision for income taxes	—	—

Net loss	$(11,674,891)	$(3,306,009)

Basic and diluted loss per share	$(0.37)	$(0.11)

Basic and diluted weighted-average shares outstanding	31,744,212	30,717,707

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
for the years ended March 31, 2008 and 2007

	Preferred Stock
	Convertible				Additional
	Series B		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2006	549,667	$55	30,126,764	$3,013	$62,762,727	$(47,110,338)	$15,655,457
Common stock issued for conversion of convertible debenture	—	—	1,173,698	117	646,631	—	646,748
Common stock issued to escrow	—	—	6,100,000	610	(610)	—	—
Stock based compensation	—	—	—	—	647,387	—	647,387
Current period loss	—	—	—	—	—	(3,306,009)	(3,306,009)

Balance at March 31, 2007	549,667	$55	37,400,462	$3,740	$64,056,135	$(50,416,347)	$13,643,583

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
for the years ended March 31, 2008 and 2007

	Preferred Stock
	Convertible				Additional
	Series B		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2007	549,667	$55	37,400,462	$3,740	$64,056,135	$(50,416,347)	$13,643,583
Warrants issued in exchange for note extension	—	—	—	—	41,588	—	41,588
Warrants issued in exchange for services	—	—	—	—	38,000	—	38,000
Common stock issued for cash	—	—	762,500	76	304,924	—	305,000
Common stock returned from escrow	—	—	(6,100,000)	(610)	610	—	—
Stock based compensation	—	—	—	—	337,720	—	337,720
Current Period loss	—	—	—	—	—	(11,674,891)	(11,674,891)

Balance at March 31, 2008	549,667	$55	32,062,962	$3,206	$64,778,977	$(62,091,238)	$2,691,000

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF CASH FLOWS
for the years ended March 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(11,674,891)	$(3,306,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	181,255	144,115
Allowance for doubtful accounts,	—	250,000
Amortization of deferred financing costs	44,987	—
Compensatory element of warrants associated with financing costs	79,588	—
Loss/(Gain) on disposition of assets	44,231	(3,394)
Amortization of note discount on convertible promissory note	244,627	176,059
Goodwill impairment	10,112,931	—
Stock based compensation	337,720	647,386
(Gain)/loss on derivative liabilities	(1,694,237)	228,045
Changes in operating assets and liabilities:
Accounts receivable	1,323,768	(938,341)
Costs and estimated earnings in excess of billings on uncompleted contracts	—	238,000
Prepaid expenses and other current assets	(14,003)	34,601
Other assets	(1,777)	12,890
Deferred revenue	(443,062)	427,141
Accounts payable	(648,433)	688,698
Accrued expenses	(633,357)	537,359
Interest payable	(670)	(22,814)

Net cash used in operating activities	(2,741,323)	(886,264)

Cash flows from investing activities:
Purchases of equipment	(128,700)	(157,098)
Proceeds from sales of fixed assets	10,850	8,000

Net cash used in investing activities	(117,850)	(149,098)

Cash flows from financing activities:
Proceeds from related party note	—	500,000
Proceeds from convertible promissory notes	4,000,000	—
Repayment of note payable — related party	(39,000)	—
Repayment of convertible promissory note	(256,066)	(614,800)
Proceeds from stock sale	305,000	—
Deferred financing costs	(370,004)	—
Payments on equipment note payable	(17,640)	—

Net cash provided /(used by) financing activities	3,622,290	(114,800)

Net increase (decrease) in cash and cash equivalents	763,117	(1,150,162)
Cash and cash equivalents, beginning of year	140,276	1,290,438

Cash and cash equivalents, end of year	$903,393	$140,276

Supplemental disclosures of cash flow information
Interest paid	$118,183	$95,451

Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

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

The Company recognized revenues associated with the resale of ATMs in accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 48. The Company’s sale price was fixed and determinable at the date of sale and it had no obligation to directly bring about the resale of the product. In addition, the buyer’s obligation to pay the Company was not contingent upon release of the product and its sale price was not adjusted if the product was lost or damaged. The buyer had economic substance apart from the Company and it could reasonably estimate the amount of returns at the time of sale. Therefore revenue was recognized at the time of sale. As a result of the termination of the Company’s joint venture with Hyundai Syscomm in December 2007, it no longer resells ATMs.

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

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” (“SFAS 142”) which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective January 1, 2002.

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

SFAS 142 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company recorded an impairment of goodwill during the year ended March 31, 2008 and did not have an impairment of goodwill to record for the year ended March 31, 2007. See the discussion of the impairment in note 4 to these financial statements.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made. Fair value estimates of financial instruments are based on relevant market information and may be subjective in nature and involve uncertainties and matters of significant judgment. The Company believes that the carrying value of its assets and liabilities approximates the fair value of such items. The Company does not hold or issue financial instruments for trading purposes.

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

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”) as amended, the convertible debt holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the convertible notes are not clearly and closely related to the characteristics of the notes. Accordingly, the debt features qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they are required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative instrument liabilities.

Stock Options

Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s financial statements as of and for the year ended March 31, 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the years ended March 31, 2008 and March 31, 2007 was $337,720, and $647,387 respectively, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances.

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

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

For purposes of proforma disclosure, the estimated fair value of the options is included in expense over the option’s vesting period or expected life. The Company’s proforma information for the years ended March 31, 2008 and 2007 is as follows:

	2008	2007

Net loss as reported	$(11,674,891)	$(3,306,009)
Add stock— based employee compensation expense included in net earnings (loss) as reported, net of related tax effects	337,720	647,387

Net loss, pro forma	$(11,337,171)	$(2,658,622)

Basic and diluted loss per share, as reported	$(0.37)	$(0.11)

Basic and diluted loss per share, pro forma	$(0.36)	$(0.08)

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

Upon adoption of SFAS 123R the Company continued to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. In determining the compensation cost of the options granted during the years ended March 31, 2008 and March 31, 2007, as specified by SFAS 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the Year Ending
	March 31,
	2008	2007

Risk-free Interest Rate	3.71%	4.85%
Expected Life of Options Granted	3 years	3 years
Expected Volatility	80%	79%
Expected Dividend Yield	0	0
Expected Forfeiture Rate	30%	30%

As of March 31, 2008, there was approximately $65,153 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements, which is expected to be recognized over a period of 3 years.

Advertising Expense

Advertising costs are charged to expense as incurred. For the years ended March 31, 2008 and 2007, the Company recorded advertising expense of $40,401 and $55,861 respectively.

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

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (Options and Warrants typically convert on a one for one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	Year Ended March 31,
	2008	2007

Options outstanding under the Company’s stock option plans	7,521,349	6,565,349
Options granted outside the Company’s stock option plans	1,160,000	1,160,000
Warrants issued in conjunction with private placements	9,939,846	5,483,683
Warrants issued as a financing cost for notes payable and convertible notes payable	1,891,250	1,691,250
Warrants issued for services rendered and litigation settlement	380,769	180,769
Convertible Series B preferred stock(a)	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion price of $3.75 per share.

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

Four of our customers, American Express, Federal Reserve Bank, Regulus and Citibank, accounted for 31%, 24%, 11%, and 10%, respectively, of our net revenue for the year ended March 31, 2008. Four of our customers, American Express Federal Reserve Bank, Hyundai Sysycomm and Citibank accounted for 24% ,18%, 14%, and 11%, respectively, of our net revenue for the year ended March 31, 2007.

At March 31, 2008, amounts due from three customers, accounted for 45%, 12%, and 11% of accounts receivable.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

At March 31, 2007, amounts due from three customers , accounted for 41%, 31%, and 9% of accounts receivable.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006. Its adoption did not have a material impact on the Company’s financial condition or results of operations.

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), issued, which establishes a formal framework for measuring fair value under GAAP. It defines and docifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for SFAS No. 123 (F), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not believe the adoption of SFAS 157 will have a material impact on the Company’s financial condition or results of operations.

In June 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoptions of this pronouncement did not have a material effect on the financial position or results of operations of the Company.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS 159”) which is an elective, irrevocable election to measure eligible financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The election may only be applied at specified election dates and to instruments in their entirety rather than to portions of instruments. Upon initial election, the entity reports the difference between the instruments’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings. At each subsequent reporting date, an entity reports in earnings, unrealized gains and losses on items for which the fair value option has been elected. SFAS 159 is effective for financial statements issued for fiscal years beginning

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

after November 15, 2007, and is applied on a prospective basis. Early adoption of SFAS 159 is permitted provided the entity also elects to adopt the provisions of SFAS 157 as of the early adoption date selected for SFAS 159. The Company has elected not to adopt the provisions of SFAS 159 at this time.

In December 2007, the FASB issued a revision and replacement of SFAS 141(“SFAS 141R”), “Business Combinations,” to increase the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R replaces SFAS 141, “Business Combinations” but, retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is to be applied prospectively. Early adoption is prohibited. SFAS 141R will impact the Company only if it elects to enter into a business combination subsequent to March 31, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which does not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company does not believe that the adoption of SFAS 160 would have a material effect on its financial position, results of operations or cash flows.

3.	Property and Equipment

Property and equipment at March 31, 2008 consisted of the following:

Furniture and fixtures	99,535
Telephone and office equipment	182,275
Computer equipment	720,005
Computer Software	1,271,098
Leasehold improvements	64,733

2,337,646
Less accumulated depreciation and amortization	(1,858,959)

Total	$478,687

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense for the years ended March 31, 2008 and 2007 was $181,255 and $144,115, respectively.

4.	Goodwill Impairment

Under SFAS No. 142, the Company should review the fair value of a reportable unit if a significant event or if circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company has determined that two significant events occurred in the quarter ending December 31, 2007 that, when taken together, placed enough downward pressure on the market value of the Company’s common stock to require a review of the fair value of the reportable unit. First, in November 2007, the Company issued senior secured convertible notes in the amount of $4,000,000, which increased the Company’s debt significantly and the market price of the Company’s common stock began to fall. Secondly, in December 2007, the Company announced the termination of its Resale Agreement with Hyundai and entered into a Settlement and Release Agreement terminating the Purchase Agreement. This announcement continued the downward pressure on the market value of the Company’s common stock.

In the fourth quarter of fiscal 2008, the Company performed its annual impairment testing and used a memo purchase price allocation to determine the carrying value of the reportable unit. All assets including certain identified intangible assets were used in the valuation. The carrying value was then compared to the Company’s market value as of March 31,2008 based on the market capitalization of its common stock. This analysis determined that an impairment of $10,112,931 occurred and the goodwill was written down as of March 31, 2008 accordingly.

The Company will continue to perform impairment testing annually during the fourth quarter unless any events indicating the presence of impairment factors arise

5.	Notes Payable — Related Parties

On September 26, 2006, the Company entered into a note payable with its Chief Executive Officer for $500,000. The note bears an 8.75% per annum interest rate, is unsecured and was due September 25, 2007. On September 25, 2007, the Company entered into a new note payable agreement that supersedes and supplants the September 2006 note. As of March 31, 2008, the outstanding balance on this note payable is $500,000. The principal, together with any unpaid accrued interest on the new note payable, shall be due and payable in full on demand on the earlier of: (i) the full and complete satisfaction of certain senior secured convertible notes (the “November Notes”) issued by the Company to certain investors on November 13, 2007 and (ii) ninety-one (91) days following the expiration of the term of the November Notes (such date described in (i) and (ii) hereinafter the “Demand Date”), unless such date is extended by the mutual agreement of the parties.

Notes Payable

In August 2007, the Company entered into a note payable with an equipment vendor to purchase new telephone equipment for $105,835. The note bears a 10.68% per annum interest rate, is secured by the equipment and is due in 36 equal monthly installments of $3,418. As of March 31, 2008 the outstanding balance on this Note Payable is $85,196.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	Convertible Promissory Notes

Convertible promissory notes at March 31, 2008 consisted of the following:

Senior Secured Convertible Notes, interest at 6-month Libor plus 500 Basis points, determined quarterly, (currently @ 3/31/08, 9.5662%), $4,000,000, principal due November 13, 2010, net of unamortized discount of $1,995,636	$2,004,364
Less current portion	(—)

Long-term portion	$2,004,364

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

The amended note was effective September 15, 2005 and extended the principal payment of $256,067 originally due September 15, 2005 for one year. The final principal payment of $256,066 was due on September 15, 2007. In consideration of this amendment, the Company issued the holder a common stock purchase warrant to purchase up to 650,000 shares of the Company’s common stock at an exercise price of $0.59 per share. The warrant will expire on September 15, 2008.

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

On September 14, 2007, the Company reached an agreement with the note holder to extend the terms of the note for an additional 90 days in exchange for warrants to purchase up to 200,000 shares of the Company’s common stock dependent upon when the note is paid. On September 14, October 15, and November 15, 2007, the Company issued the holder a warrant to purchase 66,666 shares, 66,666 shares and 66,667 shares of the Company’s common stock, respectively.

Using the Black-Scholes pricing model the Company has determined the value of the warrants issued on September 14, October 15, and November 15, 2007 in connection with the note extension to be $13,141, $16,478 and $14,918, respectively.

This convertible note was paid in full on December 3, 2007.

Convertible promissory note issued June 16, 2005 with $70,000 Original Issue Discount

On June 16, 2005, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Debenture Agreement”) for the sale of a convertible debenture with a principal amount of

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The warrants included with this note for purchase of the Company’s common stock had an initial value of $271,940. This amount has been classified as a derivative financial instrument and recorded as a liability on our consolidated balance sheet in accordance with SFAS 133. The estimated fair value of the warrants at the date of issuance was determined using the Black-Scholes option-pricing model with a closing price of $1.14, the respective exercise price of the warrants, a 2 year term, and a 90% volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.50%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income/ (expense) on its statement of operations. The warrant derivative liability at March 31, 2008, decreased to a fair value of $2, due in part to a decrease in the market value of the company’s common stock, which resulted in an other income item of $75,253.

The recorded value of the warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

Senior Secured Convertible promissory notes due November 13, 2010

On November 13, 2007, the Company secured certain financing from certain institutional investors (collectively, the “Investors”) in the form of senior secured convertible notes (the “Notes”) for an aggregate of $4,000,000. The interest payable on the Notes is equal to the 6-month LIBOR rate plus five hundred basis points (or 9.7375% at the time of subscription) and is recalculated as of the first day of each calendar quarter. The Notes may be converted at any time into shares of the Company’s common stock (“Common Stock”) at the conversion price of $0.43 per share, which is equal to 110% of the dollar volume-weighted average price for the Common Stock on November 12, 2007, subject to anti-dilution provisions; provided, however, the Investor may not beneficially own more than 4.99% (the “Maximum Percentage”) of outstanding shares of Common Stock following such conversion. At any time, the Investor may decrease or increase this Maximum Percentage to any percentage not to exceed 9.99%. In the event of a Fundamental Transaction (as described in the Notes) where greater than 50% of the Company’s assets or equity is transferred, the Investors may redeem the note for either 125% of its principal balance or the value of the Common Stock as converted (such Common Stock as converted under the Notes, “Conversion Shares”).

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

In consideration for this guarantee, the Company is paying the Guarantors a fee (the “Guarantors’ Fee”) equal to: (i) an initial installment of two percent (2%) of the outstanding Note principal for initial six months of the Note’s term; (ii) then, an additional fee equal to two percent (2%) of the outstanding Note principal for the following twelve months; and, (iii) a final installment equal to two percent (2%) of the outstanding Note principal for the remaining 18 months of the Note’s term. The Guarantor Fee will be shared equally by the

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Guarantors and will accrue immediately upon the start of each of the time periods described by subsection (i), (ii) and (iii), above. The Guarantors’ Fee would not be payable until after the complete satisfaction of the Note. As of March 31, 2008, the Company had accrued $60,000 related to the payment of this guarantee.

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

The Company is obligated to reserve for issuance upon conversion of the Notes and exercise of the Warrants shares of Common Stock equal to at least 130% of the Conversion Shares and Warrant Shares. The Company filed a registration statement in December 2007 to register the Conversion Shares and Warrant Shares. As of March 31, 2008 this statement has not yet been declared effective.

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

At the date of issuance, the embedded debt feature had an estimated initial fair value of $960,714 which was recorded as a discount to the convertible notes and derivative liability on our balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other income/(expense). The estimated fair value of the debt features was determined using the probability weighted averaged discounted cash flows / Lattice Model with a closing price of $0.43, a conversion price as defined in the respective note agreement and a period of three years. Concerning the debt features, the model uses several assumptions including: projected stock price volatility, annual stock price growth rate, interest rate projections, no registration default, alternative financing availability, default status, holder redeeming under default, ownership limitation, warrant exercise reset, fixed conversion reset and trading volume to determine the estimated fair value of the derivative liability. The derivative liability at March 31, 2008, decreased to a fair value of $353,749, due in part to a decrease in the market value of the company’s common stock, which resulted in an other income item of $606,965.

The warrants included with this note for purchase of the Company’s common stock had an initial value of $1,279,549. This amount has been classified as a derivative financial instrument and recorded as discount to the convertible notes and derivative liability on our balance sheet in accordance with SFAS 133. The estimated fair value of the warrants at the date of issuance was determined using the Black-Scholes option-pricing model with a closing price of $0.43, the respective exercise price of the warrants, a 5 year term, and an 80% volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.84%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income/ (expense) on its statement of operations. The warrant derivative liability at March 31, 2008, decreased to a fair value of $267,530, due in part to a decrease in the market value of the company’s common stock, which resulted in an other income item of $1,012,019.

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The recorded value of the debt features and warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the debt features and warrants.

7.	Accounts Receivable Facility

On September 27, 2006, the Company entered into a Purchase and Sale Agreement with Catalyst Finance, L.P. (“Catalyst”) for sale of certain of its accounts receivables. The Company’s borrowing costs under this Agreement range from 1.25% to 20% of the gross amount of the receivables sold to Catalyst based on the timing of collection. The maximum funds available under the agreement are all available accounts receivables as agreed to by Catalyst and the Company. The agreement allows for Catalyst to request repurchase of an account receivable under certain conditions. For the years ended March 31, 2008 and March 31, 2007, Catalyst has not requested repurchase of an account receivable. For the year ended March 31, 2008 and 2007, the Company has sold $297,105 and $444,150 in receivables under the agreement, which yielded a loss on the sale of these receivables of $9,684 and $8,353. The Agreement was terminated by the company on August 2, 2007.

On August 10, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB will advance funds to the Company for certain of its accounts receivables up to $2,000,000. Under the terms of the Loan Agreement, the Company will receive an advance of up to 80% of the subject account receivable (the “Advance”) and pay a finance charge to SVB equal to prime plus 1.5% to 3.0%, based on the Company’s assets to liabilities ratio, while the Advance is outstanding. The Company is obligated to repay the Advance upon receipt of payment for the subject account receivable. For year ending March 31, 2008, the Company sold $423,729 in receivables under the agreement, which yielded a loss on the sale of these receivables of $6,022. The Agreement was terminated on November 9, 2007.

8.	Commitments and Contingencies

Leases

The Company leases an office in Sugar Land, Texas under an operating lease agreement that expires in July 2012. Rent expense was $380,118 and $353,350 for the years ended March 31, 2008 and 2007, respectively.

The Company ended its lease at 5301 Holliston Rd Ste 250, Houston, TX 77040 on July 31, 2007. Of the $380,118 paid in 2008, $96,688 was associated with that lease.

Future minimum lease payments under operating leases at March 31, 2008 were as follows:

Year Ended	Operating
March 31,	Lease

2009	344,483
2010	347,615
2011	350,747
2012	355,444
2013	119,003

$1,517,292

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The employment agreements with each of its President, Payment Products Division and Vice Chairman, Sr. Vice President and Chief Technology Officer, and Vice President of Business Development and General Counsel, have expired and were not renewed.

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

On February 21, 2008 the Chairman of the Board and Chief Executive Officer was given notice by the Company of non renewal of this Agreement.

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

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

At March 31, 2008, there were accumulated, undeclared dividends in arrears of $293,596 or $2.67 per share.

Common Stock and Warrants

During the year ended March 31, 2008, the Company completed the following:

On August 31, 2007, the Company entered into a stock purchase agreement ( the “Purchase Agreement”), with certain employees and directors of the Company, pursuant to which the Company agreed to issue to those certain employees and directors an aggregate of 762,500 shares of the Company’s common stock, $0.0001 par value (the “Common Stock”), for an aggregate purchase price of $305,000.

On September 14, 2007, the Company reached an agreement with a current note holder to extend the terms of the convertible promissory note dated September 15, 2005 for an additional 90 days in exchange for the granting of up to 200,000 warrants dependent upon when the note is paid. Warrants valued at $41,588; utilizing the black-scholes valuation method, to purchase all 200,000 shares were issued during the year ended March 31, 2008.

On November 13, 2007, in connection with the $4,000,000 senior secured convertible notes issued to a group of institutional investors, the Company issued warrant to purchase an aggregate of 4,651,162 shares.

non-cash Financing and Investing Activities

In August 2007, the Company entered into a note payable with an equipment vendor to purchase new telephone equipment for $105,835.

During the year ended March 31, 2007, the Company completed the following:

Non-Cash Financing and Investing Activities

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

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company and Hyundai have decided not to pursue the business venture set forth in the Resale Agreement at this time and, on December 13, 2007, the Company and Hyundai entered into a Settlement and Release Agreement terminating the Purchase Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Purchased Shares, which were held in escrow, were returned to the Company and Hyundai is no longer obligated to pay the purchase price of $1,500,000 and the Warrant Shares were not issued to Hyundai. The parties also agreed to a mutual release of all claims, known or unknown, with the exception of claims in connection with confidentiality agreements, that each party may now or in the future have against the other party.

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

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

During the years ended March 31, 2008 and 2006, the Company granted 1,060,500 and 3,219,500 stock options, respectively, to certain employees that may be exercised at prices ranging between $0.61 and $0.15, and between $.82 and $0. 45, respectively.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, March 31, 2006	3,499,115	$0.94	1,160,000	$1.02
Granted	3,219,500	$0.58	—	$—
Forfeited/cancelled	(153,266)	$1.40	—	$—

Outstanding, March 31, 2007	6,565,349	$0.74	1,160,000	$1.02
Granted	1,060,500	$0.45	—	$—
Forfeited/cancelled	104,500	$0.81	—	$—

Outstanding, March 31, 2008	7,521,349	$0.70	1,160,000	$1.02

Exercisable, March 31, 2008	5,851,522	$0.69	1,160,000	$1.02

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at March 31, 2008 were 7.24 years and $0.74, respectively. The exercise prices for the options outstanding at March 31, 2008 ranged from $0.15 to $6.25, and information relating to these options is as follows:

					Weighted-
			Weighted-		Average
			Average	Weighted-	Exercise
	Stock	Stock	Remaining	Average	Price of
	Options	Options	Contractual	Exercise	Options
Range of Exercise Prices	Outstanding	Exercisable	Life	Price	Exercisable

$0.15 - 0.80	6,154,513	4,484,686	7.66 years	$0.54	$0.47
$0.81 - 1.35	1,787,836	1,787,836	6.35 years	$0.93	$0.93
$1.36 - 6.25	739,000	739,000	5.85 years	$1.96	$1.96

	8,681,349	7,011,522

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

The tax effects of temporary differences that give rise to deferred taxes at March 31, 2008 were as follows:

Deferred tax assets:
United States federal net operating loss carryforwards	$10,267,648
Effect of state net operating loss carryforwards	905,969
Accrued liabilities	56,605
Basis of Property & Equipment	7,088

Total deferred tax assets	11,237,310
Valuation allowance	(11,237,310)

Net deferred tax assets	$—

The valuation allowance increased by $1,050,504 during the year ended March 31, 2008 and increased by $277,070 during the year ended March 31, 2007. At March 31, 2008, the Company had approximately $30,200,000 of federal net operating loss carryforwards attributable to losses incurred since the Company’s inception that may be offset against future taxable income through 2027. Because United States tax laws and the tax laws of most states limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Based on such limitations, the Company has significant NOL carryforwards for which realization of tax benefits is uncertain. Further, the benefit from utilization of NOL carryforwards could be subject to limitations if material ownership changes occur in the Company. For the years ended March 31, 2008 and 2007, the Company recognized revisions to deferred tax assets with offsetting revisions to the valuation allowance that resulted in an insignificant net change in the aggregate of total deferred tax assets less the valuation allowance.

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as follows:

	2008	2007

Income tax benefit at federal statutory rate	34.0%	34.0%
Non-deductible interest expense from beneficial conversion feature and issuance of common stock and stock warrants	(0.8)	(2.2)
Non-deductible compensation and other expense arising from issuance of common stock and stock warrants	(1.1)	(7.8)
Non-Deductible goodwill impairment	(32.0)	—
Non-Taxable gain on derivative liabilities	5.4	—
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	(7.9)	(26.7)
State income taxes	3.0	3.0
Other	(0.6)	(0.3)

Total	—%	—%

Note 9.	Liquidity

The Company has incurred significant losses and negative cash flows from operations for the last two fiscal years. We have obtained our required cash resources through the sale of debt and equity securities. We

US DATAWORKS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

may not operate profitably in the future and may be required to continue the sale of debt and equity securities to finance our operations.

We have specific plans to address our financial situation as follows:

•	We believe that the demand for our software and professional services will continue to expand as the United States market adopts the new payment processing opportunities available under changing regulations such as the Check Clearing Act for the 21st Century, and NACHA’s back office conversion, which allows the conversion of paper checks in the back offices of retail merchants and government. Increased demand for our solutions, including our recently introduced Clearingworks product, has led to increased cash flows from up-front license fees, transaction-based contract fees and increases in professional services revenues.

•	We have entered into a strategic alliance with one of the largest merchant service providers (“MSP”), that will allow this MSP to sell Clearingworks as part of its ARC and back office conversion services.

•	We have undertaken a staff restructuring in an effort to reduce our salary and benefit expense in the coming year.

•	We have renewed our professional service contract with a major credit card company and with an arm of the federal government for an additional year.

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

10.	Subsequent Events

Subsequent to the fiscal year end 2008, the Company accepted the resignation of Messrs. John Figone and Terry Stepanik, and as part of the Company’s restructuring, it entered into a new employment agreement with Mr. Mario Villarreal in connection with his promotion to President and Chief Operating Officer.

Subsequent to the fiscal year end 2008, the warrant liability related to the convertible note of June 16, 2005 has expired.

On June 13, June 17, and June 23, 2008, the Company received a letter from Highbridge International LLC (“Highbridge”), Cranshire Capital, LP (“Cranshire”), and Castlerigg Master Investments Ltd., (“Castlerigg”) respectively, each purporting to be an Event of Default Redemption Notice (the “Notices”) pursuant to the senior secured convertible note due November 13, 2010 issued to certain Investors, including Highbridge, Cranshire, and Castlerigg (the “Notes”). According to the Notices, the purported Event of Default was the Company’s failure to have a registration statement for the resale of the shares of the Company’s common stock issuable upon conversion of the Notes and upon exercise of the Warrants issued in connection with the Notes declared effective by May 12, 2008.

On June 19, 2008, the Company informed both Highbridge and Cranshire that, for the reasons set forth below, the Notices were defective because there is no Event of Default pursuant to Section 4(a)(i) of the Note, and requested that Highbridge and Cranshire each immediately withdraw their respective Notice.

On June 26, 2008, the Company informed Castlerigg that, for the reasons set forth below, its Notice was defective because there is no Event of Default pursuant to Section 4(a)(i) of the Note, and requested that Castlerigg immediately withdraw its Notice.

Section 4(a)(i) of the Notes assumes that the absence of a Registration Statement required pursuant to the Registration Rights Agreement, dated as of November 13, 2007 (the “Registration Rights Agreement”), by and among the Company and the buyers signatory thereto, including Highbridge and Cranshire, prevents the sale of Registrable Securities. As Section 3(a) of the Registration Rights Agreement makes clear, however, a Registration Statement is not necessary if the Registrable Securities can be sold pursuant to Rule 144. Since the Investors are able to sell the Registrable Securities pursuant to Rule 144, there is no need for such a Registration Statement under the Registration Rights Agreement. Accordingly, there is no Event of Default pursuant to Section 4(a)(i) of the Note.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).	Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the [Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework]. Based on the assessment using those criteria, management concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

This Annual Report on Form 10-KSB does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

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

The information required by this Item 9 regarding our directors is incorporated by reference to the information contained in the section captioned “Election of Directors” in the Company’s definitive proxy statement for its 2008 annual meeting of stockholders that will be filed within 120 days of its year ended March 31, 2008, or the Proxy Statement.

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

Equity Compensation Plan Information

The following table sets forth certain information as to our equity compensation plans for fiscal 2008. All share amounts have been adjusted to reflect the one-for- five reverse stock split effective on September 29, 2003.

			Number of Securities
			Remaining Available for
		Weighted Average	Future Issuance Under
	Number of Securities to	Exercise Price of	Equity Compensation
	Be Issued Upon Exercise	Outstanding	Plans (Excluding
	of Outstanding Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by the stockholders	7,521,349	$0.70	478,651
Equity compensation plans not approved by the stockholders	1,160,000	$1.02	—

Total	8,681,349	$0.74	478,651

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

Exhibit
Number		Description of Document

3(i)	.1	Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
3(i)	.2	Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2000).
3(i)	.3	Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(1).3 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
3(i)	.4	Certificate of Amendment to Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(h) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2001).
3(i)	.5	Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-3 filed May 14, 2002).
3(ii)		Amended and Restated Bylaws. (incorporated by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002).
4.1		Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

Exhibit
Number		Description of Document

4.2		Registration Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).
4.3		Registration Rights Agreement, dated as of October 2, 2003, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 9, 2003).
4.4		Registration Rights Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).
4.5		Registration Rights Agreement, dated June 16, 2005, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2005).
4.6		Registration Rights Agreement, dated as of June 17, 2005, by and between the Registrant and Crescent International Ltd. (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).
4.7		Registration Agreement, dated as of September 15, 2005, between the Registrant and Peter Simons (incorporated by reference to Exhibit 4.3 the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2005).
4.8		Registration Rights Agreement, dated as of November 13, 2007, by and between the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarter Report on Form 10-QSB for the quarter ended December 31, 2007).
4.9		Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).
4.10		Long-Term Common Stock Purchase Warrant to purchase up to 471,154 shares of the Registrant’s Common Stock issued to Crescent International Ltd. (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).
4.11		Common Stock Purchase Warrant to purchase up to 650,000 shares of the Registrant’s Common Stock issued to Peter Simons (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2005).
4.12		Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2005).
4.13		Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2005).
4.14		Form of Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 99.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-148039) filed with the SEC on February 12, 2008).
4.15		Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-148039) filed with the SEC on December 13, 2007).
4.16		Rights Agreement, dated July 24, 2003, by and between the Registrant and Corporate Stock Transfer (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2003).
4.17		Amendment No. 2 to Rights Agreement, dated November 13, 2007, by and between the Registrant and American Stock Transfer & Trust (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 14, 2007).
10	.1†	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-102840)).
10	.2†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).
10	.3†	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-102842)).

Exhibit
Number		Description of Document

10	.4†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).
10	.5†	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).
10	.6†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Mario Villarreal. (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10	.7†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10	.8†	Employment Agreement dated June 12, 2008 between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 18, 2008).
10	.9†	Employment Agreement dated May 13, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).
10	.10†	Employment Agreement dated April 2, 2003 between the Registrant and Terry Stepanik (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).
10	.11†	Employment Agreement dated April 2, 2003 between the Registrant and John J. Figone (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).
10.12		Lease Agreement dated as of June 22, 2007, by and between Registrant and Parkway Properties LP.
10.13		Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.14		Subordinated Convertible Note and Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.15		Convertible Subordinated Promissory Note dated July 10, 2003 between the Registrant and Charles Ramey. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.16		Securities Purchase Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).
10.17		Settlement Agreement and Mutual Release dated November 12, 2004, by and between the Registrant and Peter Simons (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).
10.18		Master License Agreement, effective as of October 15, 1999, by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).
10.19		Schedule Number 1 to Master License Agreement, dated July 22, 2005, by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).
10	.20*	Formal Purchase Order from American Express Travel Related Services Company, Inc. pursuant to the Master Agreement for Consulting Services dated June 16, 2005, as amended
10.21		Securities Purchase Agreement, dated as of August 31, 2007, by and between the Registrant and certain officers and directors.
10.22		Amendment Agreement, dated as of December 28, 2006, by and between the Registrant and Crescent International Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006).

Exhibit
Number	Description of Document

10.23	Settlement and Release Agreement, dated December 13, 2007, by and among the Registrant, Hyundai Syscomm Corp. and John J. Figone. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007).
10.24	Security Agreement, dated as of November 13, 2007, by and between the Registrant and the Bank of New York (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007).
10.25	Put Agreement, dated as of November 13, 2007, by and among the Registrant and Charles E. Ramey, John L. Nicholson, Highbridge International LLC, Castlerigg Master Investments Ltd., and Cranshire Capital, L.P. (incorporated by reference to Exhibit 10.4 to the Regitrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007).
10.26	Put Grantor Fee Agreement, dated as of November 13, 2007, by and between the Registrant and Charles E. Ramey and John Nicholson (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007).
10.27	Securities Purchase Agreement, dated as of November 13, 2007, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-148039) filed with the SEC on December 13, 2007).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer or person performing similar functions.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer or person performing similar functions.

†	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment requested.

Item 14.	Principal Accountant Fees and Services

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

Date: June 30, 2008

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

Name	Title	Date

/s/ Charles E. Ramey Charles E. Ramey	Chief Executive Officer (Principal Executive Officer) and Director	June 30, 2008

/s/ John T. McLaughlin John T. McLaughlin	Chief Accounting Officer (Principal Financial and Accounting Officer)	June 30, 2008

/s/ Joe Abrell Joe Abrell	Director	June 30, 2008

/s/ J. Patrick Millinor J. Patrick Millinor	Director	June 30, 2008

/s/ John L. Nicholson, M.D. John L. Nicholson, M.D.	Director	June 30, 2008

/s/ Mario Villarreal Mario Villarreal	Director	June 30, 2008

/s/ Hayden D. Watson. Hayden D. Watson.	Director	June 30, 2008

/s/ Thomas L. West, Jr. Thomas L. West, Jr.	Director	June 30, 2008

EXHIBIT INDEX

Exhibit
Number		Description of Document

3(i)	.1	Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
3(i)	.2	Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2000).
3(i)	.3	Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(1).3 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
3(i)	.4	Certificate of Amendment to Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(h) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2001).
3(i)	.5	Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S— 3 filed May 14, 2002).
3(ii)		Amended and Restated Bylaws. (incorporated by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002).
4.1		Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).
4.2		Registration Agreement dated September 30, 2003 between the Registrant and ACI Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).
4.3		Registration Rights Agreement, dated as of October 2, 2003, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8— K, filed with the SEC on October 9, 2003).
4.4		Registration Rights Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).
4.5		Registration Rights Agreement, dated June 16, 2005, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2005).
4.6		Registration Rights Agreement, dated as of June 17, 2005, by and between the Registrant and Crescent International Ltd. (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).
4.7		Registration Agreement, dated as of September 15, 2005, between the Registrant and Peter Simons (incorporated by reference to Exhibit 4.3 the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2005).
4.8		Registration Rights Agreement, dated as of November 13, 2007, by and between the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarter Report on Form 10-QSB for the quarter ended December 31, 2007).
4.9		Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).
4.10		Long-Term Common Stock Purchase Warrant to purchase up to 471,154 shares of the Registrant’s Common Stock issued to Crescent International Ltd. (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2005).
4.11		Common Stock Purchase Warrant to purchase up to 650,000 shares of the Registrant’s Common Stock issued to Peter Simons (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2005).
4.12		Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2005).
4.13		Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

Exhibit
Number		Description of Document

4.14		Form of Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 99.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-148039) filed with the SEC on February 12, 2008).
4.15		Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-148039) filed with the SEC on December 13, 2007).
4.16		Rights Agreement, dated July 24, 2003, by and between the Registrant and Corporate Stock Transfer (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2003).
4.17		Amendment No. 2 to Rights Agreement, dated November 13, 2007, by and between the Registrant and American Stock Transfer & Trust (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 14, 2007).
10	.1†	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-102840)).
10	.2†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).
10	.3†	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-102842)).
10	.4†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).
10	.5†	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).
10	.6†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Mario Villarreal. (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10	.7†	Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10	.8†	Employment Agreement dated June 12, 2008 between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 18, 2008).
10	.9†	Employment Agreement dated May 13, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).
10	.10†	Employment Agreement dated April 2, 2003 between the Registrant and Terry Stepanik (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).
10	.11†	Employment Agreement dated April 2, 2003 between the Registrant and John J. Figone (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly report on Form 10-QSB for the quarter ended September 30, 2003).
10.12		Lease Agreement dated as of June 22, 2007, by and between Registrant and Parkway Properties LP.
10.13		Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.14		Subordinated Convertible Note and Warrant Agreement dated July 10, 2003 between the Registrant and Charles E. Ramey (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.15		Convertible Subordinated Promissory Note dated July 10, 2003 between the Registrant and Charles Ramey. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).
10.16		Securities Purchase Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

Exhibit
Number		Description of Document

10.17		Settlement Agreement and Mutual Release dated November 12, 2004, by and between the Registrant and Peter Simons (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-3 (File No. 333-121951) filed by the Registrant on January 11, 2005).
10.18		Master License Agreement, effective as of October 15, 1999, by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).
10.19		Schedule Number 1 to Master License Agreement, dated July 22, 2005, by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).
10	.20*	Formal Purchase Order from American Express Travel Related Services Company, Inc. pursuant to the Master Agreement for Consulting Services dated June 16, 2005, as amended
10.21		Securities Purchase Agreement, dated as of August 31, 2007, by and between the Registrant and certain officers and directors.
10.22		Amendment Agreement, dated as of December 28, 2006, by and between the Registrant and Crescent International Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006).
10.23		Settlement and Release Agreement, dated December 13, 2007, by and among the Registrant, Hyundai Syscomm Corp. and John J. Figone. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007).
10.24		Security Agreement, dated as of November 13, 2007, by and between the Registrant and the Bank of New York (incorporated by reference to Exhibit 10.3 to the Regitrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007).
10.25		Put Agreement, dated as of November 13, 2007, by and among the Registrant and Charles E. Ramey, John L. Nicholson, Highbridge International LLC, Castlerigg Master Investments Ltd., and Cranshire Capital, L.P. (incorporated by reference to Exhibit 10.4 to the Regitrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007).
10.26		Put Grantor Fee Agreement, dated as of November 13, 2007, by and between the Registrant and Charles E. Ramey and John Nicholson (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007).
10.27		Securities Purchase Agreement, dated as of November 13, 2007, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-148039) filed with the SEC on December 13, 2007).
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on signature page).
31.1		Section 302 Certification of Chief Executive Officer.
31.2		Section 302 Certification of Chief Financial Officer or person performing similar functions.
32.1		Section 906 Certification of Chief Executive Officer.
32.2		Section 906 Certification of Chief Financial Officer or person performing similar functions.

†	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment requested.