Form 10QSB
period 2008-06-30
US DATAWORKS INC
filed 2008-08-14
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission file number: 001-15835

US Dataworks, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	84-1290152
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
One Sugar Creek Center Boulevard, Fifth Floor Sugar Land, Texas	77478
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (281) 504-8000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Number of shares of Common Stock outstanding as of August 1, 2008: 32,368,217

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

US DATAWORKS, INC.

TABLE OF CONTENTS

FORM 10-QSB

QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

US DATAWORKS, INC. BALANCE SHEET June 30, 2008 (Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,067,318
Accounts receivable, trade	1,088,678
Prepaid expenses and other current assets	212,904

Total current assets	2,368,900

Property and equipment, net	430,635
Goodwill, net	4,020,698
Other assets	327,387

Total assets	$7,147,620

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC. BALANCE SHEET June 30, 2008 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt	$35,279
Derivative – compound embedded	359,527
Derivative - warrants	220,674
Deferred revenue	470,848
Accounts payable	383,630
Accrued interest – related party	29,095
Accrued expenses	235,812
Note payable – related party	500,000
Convertible promissory notes, net of unamortized discount of $ 1,830,101	2,169,899

Total current liabilities	4,404,764

Long term debt	44,098

Total liabilities	4,448,862

Commitments and Contingencies
Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 549,667 shares issued and outstanding $0.75 liquidation preference, dividends of $303,879 in arrears	55
Common stock, $0.0001 par value 90,000,000 shares authorized and 32,262,962 shares issued and outstanding	3,226

Additional paid-in capital	64,864,830
Unissued common stock	31,367
Accumulated deficit	(62,200,720)

Total stockholders’ equity	2,698,758

Total liabilities and stockholders’ equity	$7,147,620

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC. UNAUDITED CONDENSED STATEMENTS OF OPERATIONS For the Three Months Ended June 30,
	2008	2007

Revenues:
Software licensing revenues	$30,000	$70,000
Software transactional revenues	537,749	389,508
Software maintenance revenues	228,874	191,213
Professional services revenues	1,272,426	578,350

Total revenues	2,069,049	1,229,071

Cost of sales	537,494	385,959

Gross profit	1,531,555	843,112

Operating expenses:
General and administrative	1,376,356	1,641,134
Depreciation and amortization	48,051	39,050
Total operating expense	1,424,407	1,680,184

Income/(loss) from operations	107,148	(837,072)

Other income (expense)
Interest expense	(303,716)	(6,401)
Interest expense – related party	(10,907)	(10,938)
Other income	56,914	—
Gain/(loss) on change in value of derivative liabilities	41,080	(14,853)

Total other income/(expense), net	(216,629)	(32,192)

Net loss	$(109,481)	$(869,264)

Basic and diluted loss per share	$(0.00)	$(0.03)

Basic and diluted weighted-average shares outstanding	32,137,687	31,300,462

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

For the Three Months Ended June 30,

	2008	2007

Cash flows from operating activities:-
Net loss	(109,481)	(869,265)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,051	39,050
Amortization of note discount on convertible promissory notes	165,535	—
Amortization of deferred financing costs	29,737	—
Stock based compensation	117,239	70,738
(Gain)/loss on change in value of derivative liabilities	(41,080)	14,853
Changes in operating assets and liabilities:
Accounts receivable	(232,417)	900,921
Prepaid expenses and other current assets	(66,988)	(90,980)
Deferred revenue	270,015	(111,214)
Accounts payable	111,953	133,515
Accrued expenses	(119,819)	(35,683)

Net cash provided by operating activities	172,745	51,935

Cash flows from investing activities:
Purchase of property and equipment	—	(18,171)
Net cash used in investing activities	—	(18,171)

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

For the Three Months Ended June 30,

	2008	2007
Cash flows from financing activities:
Payments on note payable	(8,820)	—
Net cash used by financing activities	(8,820)	—
Net increase in cash and cash equivalents	163,925	33,764
Cash and cash equivalents, beginning of period	903,393	140,276
Cash and cash equivalents, end of period	1,067,318	174,040

Supplemental disclosures of cash flow information
Interest paid	96,725	12,618

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business

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

2.	Summary of Significant Accounting Policies

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2008 Annual Report. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire year ending March 31, 2009.

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

In certain instances, the Company will recognize revenue on a percent of completion basis for the portion of professional services related to customized customer projects that have been completed but are not yet deliverable to customer.

For license agreements that include a separately identifiable fee for contracted maintenance services, such maintenance revenues are recognized on a straight-line basis over the life of the maintenance agreement noted in the agreement, but following any installation period of the software.

Goodwill

The goodwill recorded on the Company’s books is from the acquisition of US Dataworks, Inc. in fiscal year 2001, which remains the Company’s single reporting unit. Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” requires goodwill for each reporting unit of an entity be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, the Company performs impairment tests annually during the fourth quarter.

SFAS No. 142 requires goodwill to be tested annually, typically performed during the fourth quarter, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company recorded an impairment of goodwill of $10,112,931 for the year ended March 31, 2008 and did not have an impairment of goodwill to record for the year ended March 31, 2007.

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

Stock Options

The Company’s financial statements as of and for the three months ended June 30, 2008 and 2007, reflect the impact of SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the three months ended June 30, 2008 was $117,239, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations.

For purposes of proforma disclosure, the estimated fair value of the options is included in expense over the option’s vesting period or expected life. The Company’s proforma information for the three months ended June 30, 2008 and 2007 is as follows:

	For the Three Months Ended June 30,
	2008	2007

Net loss as reported	$(109,481)	$(869,284)

Add stock-based employee compensation expense included in net loss as reported, net of related tax effects	$117,239	$70,738
Deduct stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects
Net income/(loss); pro forma	$7,758	$(798,526)
Basic and diluted income/(loss) per share, as reported	$(0.00)	$(0.03)
Basic and diluted income/(loss) per share, pro forma	$(0.00)	$(0.03)

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the statement of operations for the three months ended June 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

The Company uses the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. There were no options granted during the period ended June 30, 2008. In determining the compensation cost of the options granted during the three months ended June 30, 2007, as specified by SFAS No. 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

For the Three Months Ended June 30,
2007

Risk-free Interest Rate	4.67%
Expected Life of Options Granted	3 years
Expected Volatility	74%
Expected Dividend Yield	0
Expected forfeiture rate	30%

As of June 30, 2008, there was approximately $34,206 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a period of 3 years.

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

The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	For the Three Months Ended
	June 30,
	2008	2007

Options outstanding under the Company’s stock option plans	6,657,153	6,627,349
Options granted outside the Company’s stock option plans	1,160,000	1,160,000
Warrants issued in conjunction with private placements	8,839,364	5,438,683
Warrants issued as a financing cost for notes payable
and convertible notes payable	1,891,250	1,691,250
Warrants issued for services rendered and litigation settlement	300,000	180,769
Convertible Series B preferred stock (a)	109,933	109,933

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

Two of our customers accounted for 51% and 20% of our net revenues for the three months ended June 30, 2008. Four of our customers accounted for 25%, 24%, 13% and 12% of our net revenues for the three months ended June 30, 2007.

At June 30, 2008, amounts due from significant customers accounted for 68% of accounts receivable.

3.	Property and Equipment

Property and equipment as of June 30, 2008 consisted of the following:

Furniture and fixtures	$99,535
Office and telephone equipment	182,275
Computer equipment	720,005
Computer software	1,271,098
Leasehold improvements	64,732
2,337,645
Less accumulated depreciation and amortization	(1,907,010)
Total	$430,635

Depreciation and amortization expense for the three months ended June 30, 2008 and 2007 was $48,051and $39,050, respectively.

4.	Convertible Promissory Notes

Convertible promissory notes at June 30, 2008 consisted of the following:

Senior Secured Convertible Notes, interest at 6-month Libor plus 500 Basis points, determined quarterly, (currently @ 6/30/08, 7.2616%), $4,000,000 principal due November 13, 2010, net of unamortized discount of $1,830,101	$2,169,899

Convertible promissory note with interest at 10% per annum

This note is an amendment and restatement of a note in the same principal amount originally dated September 15, 2004. The amended note was effective September 15, 2005 and extended the principal payment originally due September 15, 2005 for one year. In consideration of this amendment, the Company issued the holder a common stock purchase warrant to purchase up to 650,000 shares of the Company’s common stock at an exercise price of $0.59 per share. The warrant will expire on September 15, 2008.

Convertible promissory note issued June 16, 2005 with $70,000 Original Issue Discount

On June 16, 2005, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Debenture Agreement”) for the sale of a convertible debenture with a principal amount of $770,000 and an original issue discount of $70,000 for gross proceeds of $700,000. This convertible note was paid in full in March 2007 and as such was removed from the Company’s financial statements in fiscal year 2008.

In connection with the Debenture Agreement, the Company issued Long Term warrants to the institutional investor. The Long Term Warrants allow the institutional investor to purchase an aggregate of 471,154 shares of the Company’s common stock with an exercise price of $0.572 per share exercisable at anytime through June 16, 2008. In June 2008, the warrants associated with this note expired without being exercised and the Company no longer has any liability associated with this note at June 30, 2008.

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

The Investors also entered into a Put Agreement (the “Put Agreement”) with the Company’s Chief Executive Officer, and a member of the Company’s Board of Directors (collectively, the “Put Grantors”). Pursuant to the Put Agreement, following August 13, 2008, under certain circumstances the Investors may require one or more of the Put Grantors to purchase all or a portion of the Note, including any accrued interest or late charges.

In consideration for entering into the Put Agreement, the Company is paying the Put Grantors a fee (the “Put Grantor Fee”) equal to: (i) an initial installment of two percent (2%) of the outstanding Note principal for initial six months of the Note’s term; (ii) then, an additional fee equal to two percent (2%) of the outstanding Note principal for the following twelve months; and, (iii) a final installment equal to two percent (2%) of the outstanding Note principal for the remaining 18 months of the Note’s term. The Put Grantor Fee will be shared equally by the Put Grantors and will accrue immediately upon the start of each of the time periods described by subsection (i), (ii) and (iii), above. The Put Grantor Fee is not payable until after the complete satisfaction of the Note.

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

The Company is obligated to reserve for issuance upon conversion of the Notes and exercise of the Warrants shares of Common Stock equal to at least 130% of the Conversion Shares and Warrant Shares. The Company filed a registration statement in December 2007 to register the Conversion Shares and Warrant Shares. As of June 30, 2008, this registration statement has not been declared effective.

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

At the date of issuance, the embedded debt feature had an estimated initial fair value of $960,714, which was recorded as a discount to the convertible notes and derivative liability on our balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other income/(expense). The estimated fair value of the debt features was determined using the probability weighted averaged discounted cash flows / Lattice Model with a closing price of $0.43, a conversion price as defined in the respective note agreement and a period of three years. Concerning the debt features, the model uses several assumptions including: projected stock price volatility, annual stock price growth rate, interest rate projections, no registration default, alternative financing availability, default status, holder redeeming under default, ownership limitation, warrant exercise reset, fixed conversion reset and trading volume to determine the estimated fair value of the derivative liability. The derivative liability at June 30, 2008, increased to a fair value of $359,527, due in part to a decrease in the market value of the company’s common stock, which resulted in an other income item of $5,778.

The warrants included with this note for purchase of the Company’s common stock had an initial value of $1,279,549. This amount has been classified as a derivative financial instrument and recorded as discount to the convertible notes and derivative liability on our balance sheet in accordance with SFAS No. 133. The estimated fair value of the warrants at the date of issuance was determined using the Black-Scholes option-pricing model with a closing price of $0.43, the respective exercise price of the warrants, a 5 year term, and an 80% volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.84%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. In accordance with the provisions of SFAS No. 133, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income/ (expense) on its statement of operations. The warrant derivative liability at June 30, 2008, decreased to a fair value of $220,674, due in part to a decrease in the market value of the company’s common stock, which resulted in an other income item of $46,856.

The recorded value of the warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

In June 2008, the Company received letters from each of the Investors purporting to be Event of Default Redemption Notices (the “Notices”) pursuant to the Notes. According to the Notices, the purported Event of Default was the failure of the registration statement filed by the Company in December 2007 to register the Conversion Shares and the Warrant Shares to be declared effective by May 12, 2008.

The Company subsequently informed the Investors that, for reasons described to the Investors, the Notices were defective and requested that each immediately withdraw their respective Notice.

5.	Accounts Receivable Facility

On September 27, 2006, the Company entered into a Purchase and Sale Agreement with Catalyst Finance, L.P. (“Catalyst”) for sale of certain of its accounts receivables. The Company’s borrowing costs under this Agreement range from 1.25% to 20% of the gross amount of the receivables sold to Catalyst based on the timing of collection. The maximum funds available under the agreement are all available accounts receivables as agreed to by Catalyst and the Company. The agreement allows for Catalyst to request repurchase of an account receivable under certain conditions. The Agreement was terminated by the Company on August 2, 2007. For the three months ending June 30, 2007, the Company sold $238,000 in receivables under the agreement, which yielded a loss on the sale of these receivables of $8,935.

6.	Commitments and Contingencies

Employment Agreements

On May 1 and May 15, 2008, the Company accepted the resignation of Messrs. John Figone and Terry Stepanik, respectively, and as part of the Company’s restructuring, on June 12, 2008, it entered into a new Employment Agreement (the ‘Agreement”) with Mr. Mario Villarreal in connection with his promotion to President and Chief Operating Officer. Under the Agreement Mr. Villarreal will receive an annual base salary of $185,000 for a term of one year. If Mr. Villarreal is terminated, other than for cause, death or disability, or resigns within 60 days following a material reduction in duties or a material reduction in compensation within six months following a change of control, Mr. Villarreal is entitled to receive a lump sum payment equal to one-half (0.5) times his annual base salary and any unpaid base salary and bonus, subject to compliance with certain ongoing obligations and the delivery of a release to us.

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

At June 30, 2008, there were accumulated, undeclared dividends in arrears of $303,879 or $2.76 per share.

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

During the three months ended June 30, 2008 the Company did not grant any stock options.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
	Shares	Weighted- Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding, March 31, 2008	7,521,349	$0.70	1,160,000	$1.02
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/canceled	864,196	$0.47	—	—
Outstanding, June 30, 2008	6,657,153	$0.73	1,160,000	$1.02
Exercisable, June 30, 2008	5,769,325	$0.71	1,160,000	$1.02

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at June 30, 2008 were 6.9 years and $0.77, respectively. The exercise prices for the options outstanding at June 30, 2008 ranged from $0.15 to $6.25, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Weighted- Average Exercise Price of Options Exercisable
$0.15 – 0.80	5,306,317	4,418,489	7.34 years	$0.55	$0.49
$0.81 – 1.35	1,771,836	1,771,836	6.10 years	$0.93	$0.93
$1.36 – 6.25	739,000	739,000	5.60 years	$1.96	$1.96
	7,817,153	6,929,325

8.	Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) on April 1, 2008.  SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of June 30, 2008, the Company’s assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$359,527	—	$359,527	—
Warrant liability	$220,674	—	$220,674	—

9.	Liquidity

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

•
We have entered into an agreement with a major business process outsourcer (BPO), which will enable us to significantly increase our transactional revenues in the coming fiscal year as more billers outsource their work to BPO’s

There can be no assurance that our planned activities will be successful or that we will ultimately attain profitability. Our long term viability depends on our ability to obtain adequate sources of debt or equity funding to fund the continuation of our business operations and to ultimately achieve adequate profitability and cash flows to sustain our operations. We will need to increase revenues from software licenses, transaction-based software license contracts and professional services agreements to become profitable.

10.	Subsequent Events

On July 23, 2008, the Company received notice from the staff of the American Stock Exchange (“AMEX”) indicating that it was not in compliance with certain continued listing standards of the AMEX Company Guide in that its stockholders’ equity is less than $4,000,000 and it had losses from continuing operations and net losses in three of its four most recent fiscal years (Section 1003(a)(ii)) and because its stockholders’ equity is less than $6,000,000 and it had losses from continuing operations and net losses in its five most recent fiscal years (Section 1003(a)(iii)). In addition, AMEX advised the Company that, in accordance with Section 1003(f)(v) of the AMEX Company Guide, it must effect a reverse stock split to address its low stock price. Failure to effect a reverse split within a reasonable amount of time could result in suspension or delisting of its common stock. The Company intends to submit to AMEX a plan advising AMEX of action it has taken, or will take, to bring it in compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the AMEX Company Guide within a maximum of 18 months from July 23, 2008. If it does not submit a plan by August 22, 2008, or submits a plan that is not accepted, it may be subject to delisting procedures. Additionally, if a plan is accepted but it is not in compliance with any continued listing standards by January 22, 2010, it could be subject to delisting procedures. In the event that its common stock is delisted from AMEX its market value and liquidity could be materially adversely affected.

On July 15, 2008, the Company gave notice to the Investors of their respective rights of optional redemption of the Notes on August 13, 2008. In respect thereto, the Company received optional redemption notices from each of the Investors. On August 13, 2008, the Company repaid principal of $4,000,000 and $38,807.50 of interest accrued on the principal from and including July 1, 2008 through August 12, 2008. There is a dispute with the Investors regarding whether a redemption premium, penalty interest and other amounts are owed to the Investors. The Company cannot assure you regarding the outcome of this dispute or that additional amounts will not be payable under the Notes.

In connection with the redemption of the Notes, the Company entered into a Note Purchase Agreement and issued an aggregate of $3,703,500 Senior Secured Notes due August 13, 2009 (“Refinance Notes”). The Refinance Notes were purchased by the Company’s Chief Executive Officer and a member of its Board of Directors (“Holders”). The Refinance Notes bear interest at a rate of 12% per annum with interest payments due in arrears monthly.

Pursuant to the Refinance Notes, if the Company fails to pay any amount of principal, interest, or other amounts when and as due, then the Refinance Notes will bear an interest rate of 18% until such time as the Company cures this default. In addition, if the Company is subject to certain events of bankruptcy or insolvency, the Refinance Notes provide that the Holders may redeem all or a portion of the Refinance Notes.

The Refinance Notes are secured by a Security Agreement, dated August 13, 2008, by and between the Company and the Holders, pursuant to which the Company granted the Holders a security interest in all its personal property, whether now owned or hereafter acquired, including but not limited to, all accounts, copyrights, trademarks, licenses, equipment and all proceeds as from such collateral.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB.

When used in this Quarterly Report on Form 10-QSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, our operating expenses, our strategic opportunities, adequacy of capital resources, our ability to increase our professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, expectations regarding net losses, expectations regarding cash flow and sources of revenue, benefits of our relationship with an MSP, statements regarding our growth and profitability, investments in marketing and promotion, fluctuations in our operating results, our need for future financing, our ability to defend against the assertions and demands made by the Investors (as defined below), our intent to submit a plan to AMEX, the timing of such submission and the potential outcomes regarding continued listing on AMEX, our dependence on our strategic partners, our dependence on personnel, our disclosure controls and procedures, our ability to respond to rapid technological change, statements regarding future acquisitions or investments, our ability to expand the range of our technologies and products and our legal proceedings. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, our ability to timely submit our plan to AMEX, whether our plan will be approved, our ability to continue to comply with other continued listing standards of AMEX and our ability to effect a reverse stock split, and the risks set forth below under “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “US Dataworks,” “we,” “us,” or “our” means US Dataworks, Inc.

MICRworkstm, Clearingworks®, Returnworkstm, Remitworkstm, and Clearinghouse Least Cost Routing/Best Fit Clearingsm, are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

Critical Accounting Policies

The following discussion and analysis of our unaudited condensed financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that of the significant accounting policies used in the preparation of our unaudited condensed financial statements (see Note 2 to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

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

In certain instances, the Company will recognize revenue on a percent of completion basis for the portion of professional services related to customized customer projects that have been completed but are not yet deliverable to customer.

For license agreements that include a separately identifiable fee for contracted maintenance services, such revenues are recognized on a straight-line basis over the life of the maintenance agreement noted in the license agreement, but following any installation period of the software.

Goodwill

The goodwill recorded on our books is from the acquisition of US Dataworks, Inc. in fiscal year 2001, which remains our single reporting unit. Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” requires goodwill for each reporting unit of an entity to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, we perform impairment tests annually during the fourth quarter.

SFAS No. 142 requires goodwill to be tested annually, typically performed during the fourth quarter, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. We recorded an impairment of goodwill of $10,112,931 for the year ended March 31, 2008 and did not have an impairment of goodwill to record for the year ended March 31, 2007.

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

Two of our customers accounted for 51% and 20% of our net revenues for the three months ended June 30, 2008. Four of our customers accounted for 25%, 24%, 13% and 12%, respectively, of our net revenues ended June 30, 2007.

At June 30, 2008, amounts due from significant customers accounted for 68% of accounts receivable.

Results of Operations

The results of operations reflected in this discussion include our operations for the three month periods ended June 30, 2008 and 2007.

We generate revenues from (a) licensing software with fees due at the initial term of the license, (b) licensing and supporting software with fees due on a transactional basis, (c) providing maintenance, enhancement and support for previously licensed products, and (d) providing professional services..

Revenues

	For the Three Months
	Ended
	June 30,
	2008	2007	Change

Software licensing revenues	$30,000	$70,000	−57.1%
Software transactional revenues	537,749	389,508	38.1%
Software maintenance revenues	228,874	191,213	19.7%
Professional service revenues	1,272,426	578,350	120.0%
Total revenues	$2,069,049	$1,229,071	68.3%

Revenues increased by 68.3% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Transactional, maintenance and professional services revenues increased by 38.1%, 19.7% and 120.0%, respectively, offset by a decrease in license revenues by 57.1%.

The increase in transactional revenues was primarily due to an increase in utilization of our software solutions by current customers, along with new customers utilizing our software solutions. Maintenance revenues increased in large part due to the annual maintenance fees generated under our license agreement with American Express Company. The increase in professional service revenues was due primarily to our professional services contract with American Express.

Cost of Sales

Costs of sales principally include the cost of Thomson Financial EPICWare™ software and other third party software resold in conjunction with our software, as well as personnel costs associated with our software maintenance, support, training and installation services. Cost of sales increased by $151,535, or 39.3%, to $537,494 for the three months ended June 30, 2008 from $385,959 for the three months ended June 30, 2007, principally due to an increase of personnel costs associated with the increase in professional service revenues as compared to the same period in the prior fiscal year.

Operating Expenses

Total operating expenses decreased by $255,777, or 15.2%, to $1,424,407 for the three months ended June 30, 2008 from $1,680,184 for the three months ended June 30, 2007. The decrease in operating expenses was attributable to a $182,964 decrease in personnel expenses associated with our recent restructuring in staffing, $146,876 decrease in the use of outside consultants and services, and a $65,958 decrease in other various expenses, including director fees, licenses, telephone expense and advertising expense in the first quarter of 2008, as compared to the same period in the prior fiscal year. These decreases were partially offset by an increase of $88,338 in legal expenses, a $46,501 increase in stock based compensation, and a $9,335 increase in travel related expenses. In our effort to promote our brand name, increase our client base and expand our relationship with existing clients, we expect our operating expenses to increase. We also expect our legal expenses to increase as result of our dispute with certain of our Investors (as defined below) and in connection with our efforts to maintain compliance with the listing requirements of the American Stock Exchange.

Other Expenses

Other expenses, including interest expense and financing costs, increased $184,437, or 572.9%, to $216,629 for the three months ended June 30, 2008 from $32,192 for the three months ended June 30, 2007. The increase was primarily due to the quarterly analysis related to the embedded derivatives associated with the convertible promissory note of November 13, 2007. Interest expense increased $273,716, which was partially offset by a gain of $41,080 on the derivatives associated with the November 13, 2007 convertible note and $56,914 in other income

Net Loss

Net loss decreased by $759,783, or 87.4%, to a net loss of $109,481 for the three months ended June 30, 2008 from $869,264 for the three months ended June 30, 2007. For details related to the decrease in our net loss see the preceding discussions related to revenues, to cost of sales, operating expenses and other income sections above.

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

We have specific plans to address our financial situation as follows:

•
We believe that the demand for our software and professional services will continue to expand as the United States market adopts the new payment processing opportunities available under changing regulations such as the Check Clearing Act for the 21st Century, and NACHA’s back office conversion, which allows the conversion of paper checks in the back offices of retail merchants and government. Increased demand for our solutions, including our recently introduced Clearingworks product, has led to increased cash flows from up-front license fees, transaction-based contract fees and increases in professional services revenues. We expect demand for its product and services to continue to increase in the coming year.

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

•
We have renewed our professional service contract with a major credit card company and with an arm of the federal government for an additional year that, in aggregate, could provide up to $3,000,000 in revenue in the coming fiscal year.

•
We have entered into an agreement with a major business process outsourcer (BPO), which will enable us to significantly increase our transactional revenues in the coming fiscal year as more billers outsource their work to BPO’s.

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

Cash and cash equivalents increased by $163,925 to $1,067,318 at June 30, 2008 from $903,393 at March 31, 2008. Cash provided by operating activities was $172,745 in the three months ended June 30, 2008 compared to $51,935 in the same period in the prior fiscal year.

No cash was used for investing activities in the three months ended June 30, 2008 as compared to cash used of $18,172 in the three months ended June 30, 2007.

Financing activities used cash of $8,820 in the three month period ended June 30, 2008 and financing activities provided no cash in the three months ended June 30, 2007.

As a result of our increased level of transactional revenues achieved in fiscal 2008, and the expected increase in revenues from recently received and contemplated contracts, we believe we currently have adequate capital resources to fund our anticipated cash needs through March 31, 2009. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.

Recent Developments

In June 2008, we received letters from each of the holders of the Notes  (collectively referred to as the Investors) purporting to be Event of Default Redemption Notices (Notices) pursuant to the Senior Secured Convertible Note due November 13, 2010 (Notes). According to the Notices, the purported Event of Default was the failure of the registration statement filed by us in December 2007 to register the Conversion Shares and the Warrant Shares to be declared effective by May 12, 2008.

We subsequently informed the Investors that, for the reasons described to the Investors, the Notices were defective and requested that each immediately withdraw their respective Notices.

On July 15, 2008, we gave notice to the Investors of their respective rights of optional redemption of the Notes on August 13, 2008. In respect thereto, we received optional redemption notices from each of the Investors.

On August 13, 2008, we repaid principal of $4,000,000 and $38,807.50 of interest accrued on the principal from and including July 1, 2008 through August 12, 2008. There is a dispute with the Investors regarding whether a redemption premium, penalty interest and other amounts are owed to the investors.

The issues of whether or not an Event of Default has occurred and whether or not the Investors are entitled to the additional amounts in respect to the Notes are in dispute, and the dispute with the Investors is subject to change. Further, we cannot provide assurances that additional amounts will not be payable under the Notes. We believe we have meritorious defenses against the assertions and demands made by the Investors. Regardless of the outcome, this dispute may be time-consuming and expensive and could divert management’s attention from our business.

Factors That May Affect Our Results

We have a general history of losses and may not operate profitably in the future.

We have incurred losses for the last three fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of June 30, 2008, our accumulated deficit was $62,200,720. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnerships, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

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

Our Senior Secured Convertible Notes contains operating and financial covenants that may restrict our business and financing activities.

We issued $4,000,000 in senior secured convertible notes on November 13, 2007. The notes are secured by a pledge of all of our assets, including our intellectual property, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, make dispositions, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions, among other restrictions. Any future debt financing we enter into may involve similar or more onerous covenants that restrict our operations. Our borrowings under the notes or any future debt financing we do will need to be repaid, which creates additional financial risk for our company, particularly if our business, or prevailing financial market conditions, are not conducive to paying-off or refinancing our outstanding debt obligations. Furthermore, any breach of the covenants in the notes could cause a default under the notes. If there were an event of default under the notes that is not waived, the noteholders could cause all amounts outstanding with respect to the notes to be due and payable immediately. Neither our assets and cash flow nor those of our put grantors may be sufficient to fully repay borrowings under the notes if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure the notes, and if our put grantors are unable to repay the notes, the noteholders could institute foreclosure proceedings against the assets securing borrowings under the notes. On August 13, 2008, we repaid principal of $4,000,000 and accrued interest of $38,807.50. There is a dispute with the noteholders regarding whether a redemption premium, penalty interest or other amounts are owed to the noteholders. We cannot assure you regarding the outcome of the dispute or that additional amounts will not be payable under these notes, as noted above.

We have received notice from AMEX notifying us of our failure to satisfy several continued listing rules or standards, which could result us being subject to delisting procedures

Our common stock is listed on AMEX under the symbol “UDW.” All companies listed on AMEX are required to comply with certain continued listing standards, including maintaining stockholders’ equity at required levels, share price requirements and other rules and regulations of AMEX. On July 23, 2008, we received notice from the staff of AMEX indicating that we were not in compliance with certain continued listing standards of the AMEX Company Guide in that our stockholders’ equity is less than $4,000,000 and we had losses from continuing operations and net losses in three of our four most recent fiscal years (Section 1003(a)(ii)) and because our stockholders’ equity is less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years (Section 1003(a)(iii)). In addition, AMEX advised us that, in accordance with Section 1003(f)(v) of the AMEX Company Guide, we must effect a reverse stock split to address its low stock price. Failure to effect a reverse split within a reasonable amount of time could result in suspension or delisting of our common stock. We intend to submit to AMEX a plan advising AMEX of action we have taken, or will take, to bring us in compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the AMEX Company Guide within a maximum of 18 months from July 23, 2008. If we do not submit a plan by August 22, 2008, or submit a plan that is not accepted, we may be subject to delisting procedures. Additionally, if a plan is accepted but we are not in compliance with any continued listing standards by January 22, 2010, we could be subject to delisting procedures. In the event that our common stock is delisted from AMEX, its market value and liquidity could be materially adversely affected.

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

Item 5.  Other Information

 On August 13, 2008, we redeemed $4,000,000 aggregate principal and an aggregate of $38,807.50 in interest on the Senior Secured Convertible Notes due 2010 (Notes). In connection with the redemption, we entered into a Note Purchase Agreement and issued an aggregate of $3,703,500 Senior Secured Notes due August 13, 2009 (Refinance Notes). The Refinance Notes were purchased by our Chief Executive Officer and a member of our Board of Directors (Holders). The Refinance Notes bear interest at a rate of 12% per annum with interest payments due in arrears monthly.

 Pursuant to the Refinance Notes, if we fail to pay any amount of principal, interest, or other amounts when and as due, then the Refinance Notes will bear an interest rate of 18% until such time as we cure this default. In addition, if we are subject to certain events of bankruptcy or insolvency, the Refinance Notes provide that the Holders may redeem all or a portion of the Refinance Notes.

 The Refinance Notes are secured by a Security Agreement, dated August 13, 2008, by and between us and the Holders, pursuant to which we granted the Holders a security interest in all our personal property, whether now owned or hereafter acquired, including but not limited to, all accounts, copyrights, trademarks, licenses, equipment and all proceeds as from such collateral.

Item 6.  Exhibits

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit Number	Description of Document

10.1
Employment Agreement dated June 12, 2008 by and between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2008).

31.1	Section 302 Certification of Chief Executive Officer.

Exhibit Number	Description of Document

31.2	Section 302 Certification of Chief Financial Officer or person performing similar functions.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer or person performing similar functions.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2008

US DATAWORKS, INC.

By /s/ John T. McLaughlin
John T. McLaughlin
Chief Accounting Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1
Employment Agreement dated June 12, 2008 by and between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2008).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer or person performing similar functions.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer or person performing similar functions.