Form 10-Q/A
period 2008-06-30
US DATAWORKS INC
filed 2008-08-29
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Number of shares of Common Stock outstanding as of August 1, 2008: 32,368,217

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to amend our quarterly report for the three months ended June 30, 2008 filed on August 14, 2008 (the “Original Filing”). We originally filed our quarterly report for the three months ended June 30, 2008 on a Form 10-QSB. Due to recent changes in the rules promulgated by the Securities and Exchange Commission regarding the reporting obligations of small reporting companies, our quarterly reports are to be filed on a Form 10-Q. As such, we amending our quarterly report for the three months ended June 30, 2008 to file it on a Form 10-Q rather than a Form 10-QSB and in doing so we revised our balance sheet to include balance sheet information for our fiscal year ended March 31, 2008 in “Part I — Item 1 — Financial Statements” and our risk factors are now in “Part II — Item 1A. — Risk Factors.”

This Form 10-Q/A continues to speak as of the date of the Original Filing, and does not modify or update disclosures in the Original Filing except as noted above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update any related disclosures. In particular, any forward-looking statements included in this Form 10-Q/A represent management’s view as of the filing date of the Original Filing.

US DATAWORKS, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

US DATAWORKS, INC. CONSOLIDATED BALANCE SHEETS

	Jun 30,	March 31,
	2008	2008
	(Unaudited)	(See note)
ASSETS

Current assets:
Cash and cash equivalents	$1,067,318	$903,393
Accounts receivable, trade	1,088,678	856,261
Prepaid expenses and other current assets	212,904	145,915

Total current assets	2,368,900	1,905,569

Property and equipment, net	430,635	478,687
Goodwill, net	4,020,698	4,020,698
Other assets	327,387	357,124

Total assets	$7,147,620	$6,762,078

Note: The balance sheet at March 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC. CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2008	2008
	(Unaudited)	(See note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt	$35,279	$35,279
Derivative - compound embedded	359,527	353,749
Derivative - warrants	220,674	267,532
Deferred revenue	470,848	200,833
Accounts payable	383,630	271,677
Accrued interest - related party	29,095	18,188
Accrued expenses	235,812	366,538
Note payable - related party	500,000	—
Convertible promissory notes, net of unamortized discount of $ 1,830,101	2,169,899	—

Total current liabilities	4,404,764	1,513,796

Long term debt	44,098	52,918
Long term note payable-relation party	—	500,000
Long term convertible promissory note, net unamortized discount of $1,995,636	—	2,004,364
Total Long term-liabilites	44,098	2,557,282

Total liabilities	4,448,862	$4,071,078

Commitments and Contingencies
Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 549,667 shares issued and outstanding $0.75 liquidation preference, dividends of $303,879 in arrears	55	55
Common stock, $0.0001 par value 90,000,000 shares authorized, 32,262,926 and 32,062,962 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	3,226	3,206

Additional paid-in capital	64,864,830	64,778,977
Unissued common stock	31,367	—
Accumulated deficit	(62,200,720)	(62,091,238)

Total stockholders’ equity	2,698,758	2,691,000

Total liabilities and stockholders’ equity	$7,147,620	$6,762,078

Note: The balance sheet at March 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of our financial condition and results of operations should be read with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

When used in this Quarterly Report on Form 10-Q, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, our operating expenses, our strategic opportunities, adequacy of capital resources, our ability to increase our professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, expectations regarding net losses, expectations regarding cash flow and sources of revenue, benefits of our relationship with an MSP, statements regarding our growth and profitability, investments in marketing and promotion, fluctuations in our operating results, our need for future financing, our ability to defend against the assertions and demands made by the Investors (as defined below), our intent to submit a plan to AMEX, the timing of such submission and the potential outcomes regarding continued listing on AMEX, our dependence on our strategic partners, our dependence on personnel, our disclosure controls and procedures, our ability to respond to rapid technological change, statements regarding future acquisitions or investments, our ability to expand the range of our technologies and products and our legal proceedings. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, our ability to timely submit our plan to AMEX, whether our plan will be approved, our ability to continue to comply with other continued listing standards of AMEX and our ability to effect a reverse stock split, and the risks set forth below under “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Item 4(T). Controls and Procedures

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

     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, have concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.  Risk Factors

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

Item 6.  Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit Number	Description of Document

10.1*
Employment Agreement dated June 12, 2008 by and between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2008).

31.1	Section 302 Certification of Chief Executive Officer.

* Previously filed.

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

Dated: August 28, 2008

US DATAWORKS, INC.

By /s/ John T. McLaughlin
John T. McLaughlin
Chief Accounting Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1*
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

* Previously filed.