Form 10-Q
period 2008-09-30
US DATAWORKS INC
filed 2008-11-14
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Registrant’s telephone number: (281) 504-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Indicated the number of shares outstanding of the issuer’s classes of common stock as of November 4, 2008: 32,368,517

US DATAWORKS, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

US DATAWORKS, INC.

BALANCE SHEETS

	Sep 30, 2008 (Unaudited)	March 31, 2008 (See note)
ASSETS
Current assets:
Cash and cash equivalents	$322,978	$903,393
Accounts receivable, trade	1,068,258	856,261
Prepaid expenses and other current assets	194,055	145,915
Total current assets	1,585,291	1,905,569
Property and equipment, net	390,342	478,687
Goodwill, net	4,020,698	4,020,698
Other assets	410,689	357,124
Total assets	$6,407,020	$6,762,078

Note: The balance sheet at March 31, 2008 has derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

BALANCE SHEETS

	Sep 30, 2008 (Unaudited)	March 31, 2008 (See note)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable, current	$35,279	$35,279
Notes payable — related party	4,203,500	—
Deferred revenue — current	315,324	200,833
Accounts payable	657,157	271,677
Accrued expenses	179,408	366,538
Interest payable — related parties	55,044	18,188
Derivative — compounded embedded	—	353,749
Derivative — warrants	—	267,532
Total current liabilities	5,445,712	1,513,796
Long term Note Payable	35,279	52,918
Long term Note Payable, related party	—	500,000
Long term convertible promissory note, net unamortized discount of $1,995,636	—	2,004,364
Total long term liabilities	35,279	2,557,282
Total liabilities	5,480,991	4,071,078
Commitments and Contingencies
Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 109,333 shares issued and outstanding $3.75 liquidation preference, dividends of $314,275 in arrears	55	55
Common stock, $0.0001 par value 90,000,000 shares authorized and 32,368,517 issued and outstanding	3,236	3,206
Additional paid-in-capital	64,933,785	64,778,977
Unissued common stock	31,367	—
Accumulated deficit	(64,042,414)	(62,091,238)
Total stockholders’ equity	926,029	2,691,000
Total liabilities and stockholders’ equity	$6,407,020	$6,762,078

Note: The balance sheet at March 31, 2008 has derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Software licensing revenues	$—	$36,922	$30,000	$106,922
Software transactional revenues	522,755	389,880	1,060,504	779,389
Software maintenance revenues	219,608	233,796	448,482	425,009
Professional service revenues	1,288,374	705,486	2,560,800	1,283,836
Total revenues	2,030,737	1,366,084	4,099,786	2,595,156
COST OF SALES	505,766	509,123	1,043,260	895,082
Gross profit	1,524,971	856,961	3,056,526	1,700,074
OPERATING EXPENSES
General and administrative	1,314,087	1,642,644	2,690,443	3,283,777
Depreciation and amortization	48,182	45,763	96,233	84,813
Total operating expense	1,362,269	1,688,407	2,786,676	3,368,590
INCOME/(LOSS) FROM OPERATIONS	162,702	(831,446)	269,850	(1,668,516)
OTHER INCOME (EXPENSE)
Interest expense	(2,219,703)	(6,402)	(2,493,419)	(12,803)
Interest expense — related party	(67,922)	(10,938)	(78,829)	(21,875)
Financing costs	(299,692)	(25,976)	(329,692)	(25,976)
Gain on derivatives	580,201	73,235	621,281	58,382
Litigation settlement	—	—	—	—
Loss on disposal of assets	—	(44,231)	—	(44,231)
Other income	2,719	—	59,633	—
Total other income/(expense)	(2,004,397)	(14,312)	(2,221,026)	(46,503)
NET INCOME (LOSS)	$(1,841,695)	$(845,758)	$(1,951,176)	$(1,715,019)
Basic and diluted loss per share	$(0.06)	$(0.03)	$(0.06)	$(0.05)
Basic and diluted weighted — average shares outstanding	32,349,012	31,549,103	32,243,947	31,425,462

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

For the Six Months Ended September 30,

	2008	2007
Cash flows from operating activities:
Net loss	$(1,951,176)	$(1,715,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	96,233	84,813
Amortization of note discount on convertible promissory note	1,995,636	—
Amortization of deferred financing costs	379,095	—
(Gain)/Loss on disposition of assets	—	44,231
Stock based compensation	186,205	244,044
Change in value of derivative financial instruments	(621,281)	(58,382)
Changes in operating assets and liabilities:
Accounts receivable, trade	(211,996)	1,148,485
Accounts receivable, factored	—	(135,391)
Prepaid expenses and other current assets	(48,140)	(43,204)
Other assets	—	(1,778)
Deferred revenue	114,491	(285,511)
Accounts payable	385,480	563,906
Accrued expenses	(187,129)	(20,945)
Interest payable – related parties	36,856	(17,046)
Net cash provided by/(used in) operating activities	174,274	(191,799)
Cash flows from investing activities:
Purchase of property and equipment	(7,889)	(107,280)
Proceeds from sales of fixed assets	—	10,850
Net cash used in investing activities	(7,889)	(96,430)

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

For the Six Months Ended September 30,

	2008	2007
Cash flows from financing activities:
Proceeds from related party note payable	3,703,500	—
Repayment of convertible promissory note	(4,000,000)	—
Proceeds from stock sale	—	305,000
Deferred financing costs	(432,659)	—
Payment on note payable	(17,640)	—
Repayment of note payable - related party	—	(39,000)
Net cash provided by/(used in) by financing activities	(746,799)	266,000
Net decrease in cash and cash equivalents	(580,415)	(22,229)
Cash and cash equivalents, beginning of period	903,393	140,276
Cash and cash equivalents, end of period	$322,978	$118,047
Supplemental disclosures of cash flow information Interest paid	$254,510	$25,607

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

SFAS No. 142 requires goodwill to be tested annually, typically performed during the fourth quarter, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company recorded an impairment of goodwill of $10,112,931 for the year ended March 31, 2008 and does not have an impairment of goodwill to record for the year to date ended September 30, 2008.

Convertible Debt Financing - Derivative Liabilities

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

The Company’s financial statements as of and for the three and six months ended September 30, 2008 and 2007, reflect the impact of SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the three and six months ended September 30, 2008 was $68,966 and $186,205 respectively, and $173,306 and $244,044 respectively for the three and six months ended September 30, 2007, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations.

For purposes of proforma disclosure, the estimated fair value of the options is included in expense over the shorter of the option’s vesting period or expected life. The Company’s proforma information for the three months and six months ended September 30, 2008 and 2007 is as follows:

	For the Three Months Ending Sept 30,		For the Six Months Ending Sept 30,
	2008	2007	2008	2007
Net loss as reported	$(1,841,695)	$(845,758)	$(1,951,176)	$(1,715,019)
Add stock-based employee compensation expense included in net loss as reported, net of related tax effects	$68,966	$173,306	$186,205	$244,044
Deduct stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects
Net income (loss); pro forma	$(1,772,729)	$(672,452)	$(1,764,971)	$(1,470,975)
Basic and diluted loss per share, as reported	$(0.06)	$(0.03)	$(0.06)	$(0.05)
Basic and diluted loss per share, pro forma	$(0.05)	$(0.02)	$(0.05)	$(0.05)

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the three and six months ended September 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures as per the tables below.

The Company uses the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. In determining the compensation cost of the options granted during the three and six months ended September 30, 2008, as specified by SFAS No. 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the Three Months Ending September 30,		For the Six Months Ending September 30,
	2008	2007	2008	2007
Risk-free Interest Rate	2.46%	4.30%	2.46%	4.56%
Expected Life of Options Granted	3 years	3 years	3 years	3 years
Expected Volatility	189%	67%	189%	72%
Expected Dividend Yield	—	—	—	—
Expected Forfeiture Rate	30%	30%	30%	30%

As of September 30, 2008, there was approximately $80,740 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a period of 3 years.

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

The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	For the Six Months Ended September 30,
	2008	2007
Options outstanding under the Company’s stock option plans	7,102,588	7,407,349
Options granted outside the Company’s stock option plans	1,160,000	1,160,000
Warrants issued in conjunction with private placements	3,538,201	5,438,683
Warrants issued as a financing cost for notes payable and convertible notes payable	4,851,163	1,757,916
Warrants issued for services rendered and litigation settlement	200,000	180,769
Convertible Series B preferred stock (a)	109,933	109,933

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

Two of the Company’s customers accounted for 51% and 20%, respectively, of the Company’s net revenues for the three months ended September 30, 2008. Two customers accounted for 51% and 20%, respectively, of net revenue for the six months ended September 30, 2008. Three customers accounted for 27%, 27% and 11% of net revenues for the three months ended September 30, 2007. Four customers accounted for 26%, 26%, 11% and 10%, respectively, of net revenue for the six months ended September 30, 2007.

At September 30, 2008, amounts due from significant customers accounted for 71% of accounts receivable.

3. Property and Equipment

Property and equipment as of September 30, 2008 consisted of the following:

Furniture and fixtures	$99,535
Office and telephone equipment	182,275
Computer equipment	727,893
Computer software	1,271,097
Leasehold improvements	64,733
2,345,533
Less accumulated depreciation and amortization	(1,955,191)
Total	$390,342

Depreciation and amortization expense for the three and six months ended September 30, 2008 and 2007 was $48,182, $45,763, $96,233 and $84,813, respectively.

4. Notes Payable - Related Parties

In connection with the redemption of the Senior Secured Convertible Promissory Notes due November 13, 2010 discussed below, the Company entered into a Note Purchase Agreement and issued an aggregate of $3,703,500 Senior Secured Notes due August 13, 2009 (“Refinance Notes”). The Refinance Notes were purchased by the Company’s Chief Executive Officer and a member of its Board of Directors (“Holders”). The Refinance Notes bear interest at a rate of 12% per annum with interest payments due in arrears monthly.

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

The Refinance Notes are secured by a Security Agreement, dated August 13, 2008, by and between the Company and the Holders, pursuant to which the Company granted the Holders a security interest in all its personal property, whether now owned or hereafter acquired, including but not limited to, all accounts, copyrights, trademarks, licenses, equipment and all proceeds as from such collateral..

5. Convertible Promissory Notes

Convertible promissory note with interest at 10% per annum

This note is an amendment and restatement of a note in the same principal amount originally dated September 15, 2004. The amended note was effective September 15, 2005 and extended the principal payment originally due September 15, 2005 for one year. In consideration of this amendment, the Company issued the holder a common stock purchase warrant to purchase up to 650,000 shares of the Company’s common stock at an exercise price of $0.59 per share. The warrant expired on September 15, 2008.

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

At the date of issuance, the embedded debt feature had an estimated initial fair value of $960,714, which was recorded as a discount to the convertible notes and derivative liability on our balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other income/(expense). The estimated fair value of the debt features was determined using the probability weighted averaged discounted cash flows / Lattice Model with a closing price of $0.43, a conversion price as defined in the respective note agreement and a period of three years. Concerning the debt features, the model uses several assumptions including: projected stock price volatility, annual stock price growth rate, interest rate projections, no registration default, alternative financing availability, default status, holder redeeming under default, ownership limitation, warrant exercise reset, fixed conversion reset and trading volume to determine the estimated fair value of the derivative liability. Due to the retirement of the debt on August 13, 2008, the embedded derivative liability was terminated resulting in an other income item of $359,527.

The warrants included with this note for purchase of the Company’s common stock had an initial value of $1,279,549. This amount has been classified as a derivative financial instrument and recorded as discount to the convertible notes and derivative liability on our balance sheet in accordance with SFAS No. 133. The estimated fair value of the warrants at the date of issuance was determined using the Black-Scholes option-pricing model with a closing price of $0.43, the respective exercise price of the warrants, a 5 year term, and an 80% volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.84%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. In accordance with the provisions of SFAS No. 133, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income/ (expense) on its statement of operations. Due to the retirement of the debt on August 13, 2008, the embedded derivative liability associated with the warrants was terminated resulting in an other income item of $220,674.

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

On July 15, 2008, the Company gave notice to the Investors of their respective rights of optional redemption of the Notes on August 13, 2008. In respect thereto, the Company received optional redemption notices from each of the Investors. On August 13, 2008, the Company repaid principal of $4,000,000 and $38,808 of interest accrued on the principal from and including July 1, 2008 through August 12, 2008.

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

7. Commitments and Contingencies

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

At September 30, 2008, there were accumulated, undeclared dividends in arrears of $314,275 or $2.86 per share.

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

During the six months ended September 30, 2008 the Company granted 483,335 stock options to certain employees that may be exercised at price of $0.26. During the six months ended September 30, 2007, the Company granted 907,000 stock options to certain employees that may be exercised at prices ranging from $0.48 to $0.61.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding, March 31, 2008	7,521,349	$0.70	1,160,000	$1.02
Granted	483,335	$0.26	—	—
Exercised	—	—	—	—
Forfeited/canceled	902,096	$0.48	—	—
Outstanding, September 30, 2008	7,102,588	$0.70	1,160,000	$1.02
Exercisable, September 30, 2008	6,357,425	$0.73	1,160,000	$1.02

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at September 30, 2008 were 6.84 years and $0.74 respectively. The exercise prices for the options outstanding at September 30, 2008 ranged from $0.15 to $6.25, and information relating to these options is as follows:

Range of			Weighted-Average	Weighted-	Weighted-Average
Exercise	Stock Options	Stock Options	Remaining Contractual	Average	Exercise Price of
Prices	Outstanding	Exercisable	Life	Exercise Price	Options Exercisable

$0.15 — 0.80	5,756,752	5,011,589	7.34 years	$0.53	$0.55
$0.81 — 1.35	1,766,836	1,766,836	5.85 years	$0.93	$0.93
$1.36 — 6.25	739,000	739,000	5.34 years	$1.96	$1.96
	8,262,588	7,517,425

Restricted Stock

During the three and six months ended September 30, 2008, the Company completed the following:

The Company granted 50,000 shares of restricted common stock at $0.12 per share based on the closing price of the common stock on the grant date, to the President and Chief Operating Officer pursuant to his employment agreement, and 55,555 shares valued at $0.12 per share based on the closing price of the common stock on the grant date, to an independent member of the Board of Directors associated with his service as a member of the Company’s Executive Committee. The company expensed $1,319 related to these grants during the three and six months ended September 30, 2008. The shares are granted under the 1999 Plan, as amended and restated by the 2000 Plan.

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

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of September 30, 2008, the Company had no assets or liabilities that were marked to fair value under SFAS 157.

10.	Liquidity

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

We have specific plans to address our financial situation as follows:

•
We believe that the demand for our software and professional services will continue to expand as the United States market adopts the new payment processing opportunities available under changing regulations such as the Check Clearing Act for the 21 st Century, and NACHA’s back office conversion, which allows the conversion of paper checks in the back offices of retail merchants and government. Increased demand for our solutions, including our recently introduced Clearingworks product, has led to increased cash flows from up-front license fees, transaction-based contract fees and increases in professional services revenues.

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

11.	Subsequent Events

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

On August 27, 2008, we submitted to AMEX a Plan advising AMEX of action we have taken, or will take, to bring us in compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the AMEX Company Guide within a maximum of 18 months from July 23, 2008. Our Plan was accepted by AMEX on October 9, 2008 subject to periodic review by AMEX. If we do not show sufficient progress consistent with the Plan, the Exchange Staff will review the circumstances and may immediately commence delisting proceedings. In the event that our common stock is delisted from AMEX, its market value and liquidity could be materially adversely affected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of our financial condition and results of operations should be read with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

When used in this Quarterly Report on Form 10-Q, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, our operating expenses, our strategic opportunities, adequacy of capital resources, our ability to increase our professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, expectations regarding cash flow, revenues, and sources of revenue, benefits of our relationship with an MSP, and our agreement with the U.S. Federal Government, benefits of our restructuring, statements regarding our growth and profitability, investments in marketing and promotion, and operating infrastructure, fluctuations in our operating results, our need for future financing, concentration of and dependence on customers, our ability to defend against the assertions and demands made by the Investors (as defined below), our dependence on our strategic partners, our dependence on personnel, our disclosure controls and procedures, our ability to respond to rapid technological change, statements regarding future acquisitions or investments, expansion of our technologies and products and our legal proceedings. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, our ability to continue to comply with other continued listing standards of AMEX and our ability to effect a reverse stock split, and the risks set forth below under “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “US Dataworks,” “we,” “us,” or “our” means US Dataworks, Inc.

MICRworkstm, Clearingworks®, Returnworkstm, Remitworkstm, and Clearinghouse Least Cost Routing/Best Fit Clearing sm , are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

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

Revenue Recognition

We recognize revenues associated with our software products in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, “Software Revenue Recognition”. We license our software products under nonexclusive, nontransferable license agreements. These arrangements do not require significant production, modification, or customization. Therefore, revenue is recognized when the license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable, and collectibility is probable.

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

For license agreements that include a separately identifiable fee for contracted maintenance services, such license revenues are recognized on a straight-line basis over the life of the maintenance agreement noted in the license agreement, but following any installation period of the software.

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

SFAS No. 142 requires goodwill to be tested annually, typically performed during the fourth quarter, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. We recorded an impairment of goodwill of $10,112,931 for the year ended March 31, 2008 and does not have an impairment of goodwill to record for the year to date ended September 30, 2008.

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

Two of our customers accounted for 51% and 20%, respectively, of our net revenues for the three months ended September 30, 2008. Two customers accounted for 51% and 20%, respectively, of net revenue for the six months ended September 30, 2008. Three customers accounted for 27%, 27% and 11% of net revenues for the three months ended September 30, 2007. Four customers accounted for 26%, 26%, 11% and 10%, respectively, of net revenue for the six months ended September 30, 2007.

At September 30, 2008, amounts due from significant customers accounted for 71% of accounts receivable

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

	Three Months Ended September 30 (in thousands)			Six Months Ended September 30 (in thousands)
	2008	2007	Change	2008	2007	Change
Software licensing revenues	$—	$37	-100%	$30	$107	-71.9%
Software transactional revenues	523	390	34.1%	1,060	779	36.1%
Software maintenance revenues	220	234	-6.1%	448	425	5.5%
Professional service revenues	1,288	705	82.6%	2,561	1,284	99.5%
Total revenues	$2,031	$1,366	48.7%	$4,099	$2,595	58.0%

Revenues increased for the three months and six months ended September 30, 2008 by 48.7% and 58.0% respectively as compared to the same periods ended September 30, 2007. For the three months ended September 30, 2008, transactional and professional services revenues increased by 34.1%, and 82.6%, respectively, offset by a decrease in license and maintenance revenues by 100.0% and 6.1% respectively as compared to the same periods ended September 30, 2007. For the six months ended September 30, 2008, transactional, maintenance and professional services revenue increased by 36.1%, 5.5% and 99.5% respectively, offset by a 71.9% decrease in licensing revenue as compared to the same periods ended September 30, 2007.

The decrease in licensing revenues for the three and six months ended September 30, 2008, compared to the same periods last year, was primarily due to the significant license revenue recorded in the first quarter of fiscal 2007 associated with the resale of third party software to a significant customer as compared to the reduction of software resale in the current year period.

The increase in transactional revenues for the three and six months ended September 30, 2008, compared to the same periods last year, was principally due to an increase in the number of customers subject to transactional pricing combined with an increase in transactions processed by our current customers.

The decrease in maintenance revenues for the three months ended September 30, 2008, compared to the same period last year, was primarily attributable to fewer customers renewing their annual maintenance agreement in the current period. However, the increase in maintenance revenues for the six months ended September 30, 2008 as compared to the prior year period was due to the annual maintenance renewal related to the integrated license, maintenance and services agreement we entered into with a significant customer in the first fiscal quarter of 2007. This annual maintenance agreement renews in May of every year. We do not anticipate significant on going growth in annual maintenance fees.

The increase in professional service revenues for the three and six months ended September 30, 2007, compared to the same periods last year, was primarily due to our professional services contract with American Express.

Cost of Sales

Costs of sales principally include personnel costs associated with our software maintenance, support, training and installation services as well as the cost of the Accuity EPICWare™ software and other third party software frequently resold in conjunction with licenses of our software.

Cost of sales decreased by $3,357, or 1%, from $509,123 for the three months ended September 30, 2007 to $505,766 for the three months ended September 30, 2008, which was primarily the result of a reduction in the cost of third party software resales as compared to the prior period. Cost of sales increased by $148,178 or 16% from $895,082 for the six months ended September 30, 2007 to $1,043,260 for the six months ended September 30, 2008. The increase for the six month period was primarily due an increase in labor costs associated with work related to our professional services contract with American Express.

Operating Expenses

Total operating expenses decreased by $326,138, or 19%, from $1,688,407 for the three months ended September 30, 2007 to $1,362,269 for the three months ended September 30, 2008. This decrease is principally attributable to a $276,000 decrease in personnel expenses associated with our restructuring in staff, a $104,000 decrease in stock based compensation expense, a $35,000 reduction in accounts receivable factor expense, and a $25,000 reduction in rent expense associated with our new office space, offset by a $105,000 increase in legal expenses associated with general corporate matters, a $34,000 increase in outside consulting services and a $25,000 increase in marketing expense associated with our attendance at various trade shows.

Total operating expenses decreased by $581,914, or 17%, from $3,368,590 for the six months ended September 30, 2007 to $2,786,676 for the six months ended September 30, 2008. This decrease is attributable to a decrease in salary expense and related employee benefits of $456,000, a $56,000 reduction in stock based compensation expense, a $108,000 decrease in the use of outside consultants, a reduction of accounts receivable factor expense of $43,000, a $36,000 decrease in marketing expense, and a $97,000 reduction in other areas of our operations, including reductions in rent, insurance, and development fees, offset by an increase of $197,000 in legal and accounting fees and $10,000 increase in travel expense. All of the above mentioned expense reductions are a byproduct of our recent staff restructuring and the numerous cost reducing measures we put into effect in the first quarter of the current fiscal year. We believe these savings, although perhaps not as large, will continue going forward.

Our headcount at September 30, 2008 was 34, as compared to 46 at September 30, 2007.

Other Income (Expenses)

Other income (expenses), including interest expense and financing costs, decreased $1,990,085 or 13,906%, to $(2,004,397) for the three months ended September 30, 2008 from $(14,312) for the three months ended September 30, 2007. This decrease is primarily related to the convertible promissory notes (Notes) and the manner in which they are required to be reported under FASB No. 133.

At the initial recording of the Notes on to our books, a value must be determined for each portion of the Notes, the compounded embedded derivatives and the warrants. Once determined, this value is netted against the total value of the Notes and the remaining amount is identified as a Discount on Note Payable, and is amortized over the life of the loan utilizing an effective interest method calculation for determining the value of the units each quarter. This discount is written off to interest expense after the effective interest method calculation is performed each quarter. At inception of the Notes in November 2007 the Discount on Note Payable was $2,240,263. This discount would have been $0.00 if the note was held until November 2010, and all interest expense would have been amortized over that time period.

The Notes were paid in full on August 13, 2008, resulting in an accounting treatment consistent with FASB No. 133 guidelines. At the time the Notes are paid off the derivatives no longer have value associated with the Notes, and the Discount on Note Payable must be immediately expensed. At the time the Notes were paid in August 2008, $1,747,791 remained on the Discount on Note Payable. This amount was charged to interest expense in the quarter ended September 30, 2008 and accounts for the bulk of the decrease in other income for the three months ended September 30, 2008 as compared to the same time period last year.

For the six month period ending September 30, 2008, the decrease in other income of $2,174,523 or 4,676.1% to $(2,221,026) as compared to $(46,503) for the same period last year, is primarily due to the interest expense of $1,747,791 and financing costs and interest expense related to our new financing of August 2008 in the amount of $408,521.

Net Income (Loss)

Net income (loss) decreased by $995,937, or 117%, to a net loss of ($1,841,695) for three month ended September 30, 2008 from a net income (loss) of $(845,758) for the three months ended September 30, 2007. For details related to the increase in our net loss see the preceding discussions related to revenues, cost of sales, operating expenses and other income sections above.

Net income (loss) decreased by $236,157, or 14%, to a net loss of ($1,951,176) for the six months ended September 30, 2008 from a net income (loss) of $(1,715,019) for the six months ended September 30, 2007. For details related to the increase in our net loss see the preceding discussions related to revenues cost of sales, operating expenses and other income sections above.

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

We have specific plans to address our financial situation as follows:

•
We believe that the demand for our software and professional services will continue to expand as the United States market adopts the new payment processing opportunities available under changing regulations such as the Check Clearing Act for the 21 st Century, and NACHA’s back office conversion, which allows the conversion of paper checks in the back offices of retail merchants and government. Increased demand for our solutions, including our recently introduced Clearingworks product, has led to increased cash flows from up-front license fees, transaction-based contract fees and increases in professional services revenues. We expect demand for its product and services to continue to increase in the coming year.

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

•
We have entered into an agreement with a major U.S. Federal Government entity to standardize its payment systems on Clearingworks 3.0, to process all of its paper and electronic checks and to provide additional professional services. We expect this alliance to positively affect our profitability.

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

Cash and cash equivalents decreased by $580,415 to $322,978 at September 30, 2008 from $903,393 at March 31, 2008. Cash used for operating activities was $174,274 in the six months ended September 30, 2008 compared to $191,799 in the same period in the prior year.

Cash used for investing activities of $7,889 and $96,430 in the six months ended September 30, 2008 and September 30, 2007, respectively, was due to equipment purchases.

Cash used by financing activities for the six months ended September 30, 2008 was $746,799 compared to cash provided in financing activities of $266,000 for the six months ended September 30, 2007. Financing activities in the current six month period included: proceeds of 3,703,500 from related party loan, payment of $4,000,000 on convertible promissory notes, $432,659 of deferred financing costs and payments of $17,640 on equipment note payable.

As a result of our increased level of transactional revenues achieved in fiscal 2008, and the expected increase in revenues from recently received and contemplated contracts, we believe we currently have adequate capital resources to fund our anticipated cash needs through June 30, 2009. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, we are involved in various legal and other proceedings that are incidental to the conduct of our business. We do not believe that these proceedings, if adversely determined, would have a material effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

We have a general history of losses and may not operate profitably in the future.

We have incurred losses for the last two fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of September 30, 2008, our accumulated deficit was ($64,042,414). We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name, gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

Our ability to continue as a going concern may be contingent upon our ability to secure capital from prospective investors or lenders.

The accompanying consolidated financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We believe we currently have adequate cash to fund anticipated cash needs through June 30, 2009. However, we may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts that are uncertain, especially under the current capital market conditions. These factors raise substantial doubt about our ability to continue as a going concern. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

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

The revenue growth and profitability of our business depends on the overall demand for computer software and services in the product segments in which we compete. Because our sales are primarily to major banking and government customers, our business also depends on general economic and business conditions. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations for slower global economic growth going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. If the economic climate in the U.S. continues to deteriorate, customers or potential customers could reduce or delay their technology investments, which may result in decreased revenue or lower growth rates. As a result, we may not be able to effectively promote future license revenue growth in our application business.

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

We have received notice from AMEX notifying us of our failure to satisfy several continued listing rules or standards, which could result us being subject to delisting procedures

Our common stock is listed on AMEX under the symbol “UDW.” All companies listed on AMEX are required to comply with certain continued listing standards, including maintaining stockholders’ equity at required levels, share price requirements and other rules and regulations of AMEX. On July 23, 2008, we received notice from the staff of AMEX indicating that we were not in compliance with certain continued listing standards of the AMEX Company Guide in that our stockholders’ equity is less than $4,000,000 and we had losses from continuing operations and net losses in three of our four most recent fiscal years (Section 1003(a)(ii)) and because our stockholders’ equity is less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years (Section 1003(a)(iii)). In addition, AMEX advised us that, in accordance with Section 1003(f)(v) of the AMEX Company Guide, we must effect a reverse stock split to address its low stock price. Failure to effect a reverse split within a reasonable amount of time could result in suspension or delisting of our common stock. On August 27, 2008 we submitted to AMEX a Plan advising AMEX of action we have taken, or will take, to bring us in compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the AMEX Company Guide within a maximum of 18 months from July 23, 2008. Our Plan was accepted by AMEX on October 9, 2008 subject to periodic review by AMEX. If we do not show sufficient progress consistent with the Plan, the Exchange Staff will review the circumstances and may immediately commence delisting proceedings. In the event that our common stock is delisted from AMEX, its market value and liquidity could be materially adversely affected.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders (Annual Meeting) on September 15, 2008 at our principle executive offices at One Sugar Creek Center Boulevard, Sugar Land, TX 77478. The purpose of the Annual Meeting was to (i) elect three Class III Directors to hold office until the 2011 annual meeting of stockholders and (ii) to approve the private placement of the senior secured notes and issuance of our common stock subject to these notes and related warrants (iii) ratify the appointment of Ham, Langston & Brezina, LLP as the Company’s independent auditors for the fiscal year ending March 31, 2009.

The following table provides the number of votes cast related to each proposal:

	For	Withheld	Abstain

J. Patrick Millinor, Jr.	22,772,643	532,308	0
Charles E. Ramey	22,772,663	532,288	0
Mario Villarreal	22,800,234	504,717	0

	For	Against	Abstain

Approval of private placement of senior secured convertible notes	5,725,323	324,100	312,584

	For	Against	Abstain

Ratification of Ham, Langston & Brezina	22,921,873	346,155	36,923

The following directors’ terms of office as a director continued after the Annual Meeting: Hayden D. Watson, Joe Abrell, John L. Nicholson, M.D., and Thomas L. West, Jr..

Item 6. Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit Number	Description of Document

10.1	Amended and Restated 2000 Stock Option Plan.
10.2	Note Purchase Agreement dated August 13, 2008, by and between the Company and signatories thereto.
10.3	Form of Refinancing Secured Note due 2009.
10.4	Security Agreement, dated August 13, 2008, made by the Company in favor of Charles E. Ramey, as collateral agent.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Accounting Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Accounting Officer.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2008

US DATAWORKS, INC.

By	/s/ John T. McLaughlin
John T. McLaughlin
Chief Accounting Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Amended and Restated 2000 Stock Option Plan.
10.2	Note Purchase Agreement dated August 13, 2008, by and between the Company and signatories thereto.
10.3	Form of Refinancing Secured Note due 2009.
10.4	Security Agreement, dated August 13, 2008, made by the Company in favor of Charles E. Ramey, as collateral agent.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Accounting Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Accounting Officer.