Form 10-Q
period 2008-12-31
US DATAWORKS INC
filed 2009-02-17
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549
________________

FORM 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Number of shares of Common Stock outstanding as of February 4, 2009: 32,730,870

US DATAWORKS, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2008

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	17
Item 4T. Controls and Procedures	22
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 6. Exhibits	27

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

US DATAWORKS, INC.

BALANCE SHEETS

	Dec 31, 2008 (Unaudited)	March 31, 2008 (See note)
ASSETS
Current assets:
Cash and cash equivalents	$505,826	$903,393
Accounts receivable, trade	939,753	856,261
Prepaid expenses and other current assets	88,153	145,915
Total current assets	1,533,732	1,905,569
Property and equipment, net	350,248	478,687
Goodwill, net	4,020,698	4,020,698
Other assets	302,523	357,124
Total assets	$6,207,201	$6,762,078

Note: The balance sheet at March 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

US DATAWORKS, INC.

BALANCE SHEETS

	Dec 31, 2008 (Unaudited)	March 31, 2008 (See note)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable, current	$35,279	$35,279
Notes payable — related party	4,203,500	—
Deferred revenue — current	339,456	200,833
Accounts payable	267,648	271,677
Accrued expenses	172,046	366,538
Interest payable — related parties	70,902	18,188
Derivative — compounded embedded	—	353,749
Derivative — warrants	—	267,532
Total current liabilities	5,088,831	1,513,796
Long term Note Payable	26,459	52,918
Long term Note Payable, related party	—	500,000
Long term convertible promissory note, net unamortized discount of $1,995,636	—	2,004,364
Total long term liabilities	26,459	2,557,282
Total liabilities	5,115,290	4,071,078

Commitments and Contingencies

Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 109,333 shares issued and outstanding $3.75 liquidation preference, dividends of $324,671 in arrears	55	55
Common stock, $0.0001 par value 90,000,000 shares authorized and 32,598,517 issued and outstanding	3,260	3,206
Additional paid—in capital	64,997,162	64,778,977
Accumulated deficit	(63,908,566)	(62,091,238)
Total stockholders’ equity	1,091,911	2,691,000
Total liabilities and stockholders’ equity	$6,207,201	$6,762,078

Note: The balance sheet at March 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

US DATAWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2007	2008	2007
REVENUES
Software licensing revenues	$36,508	$182,911	$66,508	$289,833
Software transactional revenues	540,787	445,654	1,601,291	1,225,043
Software maintenance revenues	217,775	233,010	666,257	658,019
Professional service revenues	1,204,941	669,654	3,765,741	1,953,490
Total revenues	2,000,011	1,531,229	6,099,797	4,126,385
COST OF SALES	564,257	574,230	1,607,517	1,469,312
Gross profit	1,435,754	956,999	4,492,280	2,657,073
OPERATING EXPENSES
General and administrative	1,028,983	1,375,756	3,719,426	4,659,534
Depreciation and amortization	46,745	48,190	142,978	133,003
Goodwill impairment	—	5,932,184	—	5,932,184
Total operating expense	1,075,728	7,356,130	3,862,404	10,724,721
OPERATING INCOME/(LOSS)	360,026	(6,399,131)	629,876	(8,067,648)
OTHER INCOME (EXPENSE)
Financing costs	—	(86,704)	(329,692)	(112,680)
Interest expense	(109,601)	(157,721)	(2,603,020)	(170,524)
Interest expense — related party	(128,197)	(14,714)	(207,026)	(36,589)
Loss on disposal of assets	—	—	—	(44,231)
Gain/(Loss) on derivatives	—	1,099,284	621,281	1,157,666
Other income	11,622	7,783	71,255	7,783
Total other income (expense)	(226,176)	847,928	(2,447,202)	801,425
INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	133,850	(5,551,203)	(1,817,326)	(7,266,223)
PROVISION FOR INCOME TAXES	—	—	—	—
NET INCOME/(LOSS)	$133,850	$(5,551,203)	$(1,817,326)	$(7,266,223)
EARNINGS/(LOSS) PER SHARE
ATTRIBUTABLE TO COMMON STOCK
Basic and diluted earnings/(loss) per share	$0.00	$(0.17)	$(0.06)	$(0.23)
Basic and diluted weighted-average shares outstanding	32,569,017	32,062,962	32,361,717	31,638,735

The accompanying notes are an integral part of these condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

For the Nine Months Ended December 31,

(Unaudited)

	2008	2007
Cash flows from operating activities:-
Net loss	$(1,817,327)	$(7,266,223)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization of property and equipment	142,978	133,003
Amortization of note discount on convertible promissory note	1,995,636	83,657
Amortization of deferred financing costs	487,260	15,489
Compensatory element of warrants associated with financing costs	—	66,447
Gain on disposition of assets	—	44,231
Stock based compensation	218,238	291,904
(Gain) on derivatives	(621,281)	(1,157,666)
Goodwill impairment	—	5,932,184
Changes in operating assets and liabilities:
Accounts receivable, net	(83,492)	1,207,674
Prepaid expenses and other current assets	57,762	(44,188)
Other assets	—	(1,777)
Deferred revenue	138,623	(267,334)
Accounts payable	(4,029)	(753,749)
Accrued expenses	(194,492)	(603,771)
Interest payable	52,713	(18,858)
Net cash provided by/(used in) operating activities	372,589	(2,338,977)
Cash flows from investing activities:
Purchase of property and equipment	(14,537)	(107,280)
Proceeds from sales of fixed assets	—	10,850
Net cash used in investing activities	(14,537)	(96,430)

The accompanying notes are an integral part of these condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

For the Nine Months Ended December 31,

(Unaudited)

	2008	2007
Cash flows from financing activities:
Proceeds from related party note payable	3,703,500	—
Proceeds from convertible promissory note	—	4,000,000
Repayment of note payable — related party	—	(39,000)
Repayment of convertible promissory note	(4,000,000)	(256,066)
Proceeds from stock sale	—	305,000
Deferred financing costs	(432,659)	(370,004)
Payments on note payable	(26,460)	(11,760)
Net cash (used in) /provided by financing activities	(755,619)	3,628,170
Net (decrease)/increase in cash and cash equivalents	(397,567)	1,192,763
Cash and cash equivalents, beginning of period	903,393	140,276
Cash and cash equivalents, end of period	$505,826	$1,333,039
Supplemental disclosures of cash flow information:
Interest paid	$366,854	$48,918

The accompanying notes are an integral part of these condensed financial statements.

US DATAWORKS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	Organization and Business

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

SFAS No. 142 requires goodwill to be tested annually, typically performed during the fourth quarter, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company recorded an impairment of goodwill of $10,112,931 for the year ended March 31, 2008 and does not have an impairment of goodwill to record for the nine months ended December 31, 2008

Convertible Debt Financing — Derivative Liabilities

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

Stock Options

The Company’s financial statements as of and for the three and nine months ended December  31, 2008 and 2007, reflect the impact of SFAS No. 123R, “Share-Based Payment (as amended)”. Stock-based compensation expense recognized under SFAS No. 123R for the three and nine months ended December 31, 2008 was $32,033 and $218,238 respectively, and $47,860 and $291,904 respectively for the three and nine months ended December 31, 2007, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations.

For purposes of pro forma disclosure, the Company expenses the estimated fair value of the over  the option’s vesting period. The Company’s pro forma information for the three months and nine months ended December 31, 2008 and 2007 is as follows:

	For the Three Months Ending Dec 31,		For the Nine Months Ending Dec 31,
	2008	2007	2008	2007
Net Income/(Loss) as reported	$133,850	$(5,551,203)	$(1,817,326)	$(7,266,223)
Add stock-based employee compensation expense included in net loss as reported, net of related tax effects	$32,033	$47,860	$218,238	$291,904
Net Income/(loss), pro forma	$165,883	$(5,503,343)	$(1,599,088)	$(6,974,319)
Basic and diluted gain/(loss) per share, as reported	$(0.00)	$(0.17)	$(0.06)	$(0.23)
Basic and diluted gain/(loss) per share, pro forma	$(0.00)	$(0.17)	$(0.06)	$(0.22)

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the three and nine months ended December 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures as per the tables below.

The Company uses the Black-Scholes option valuation model which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. In determining the compensation cost of the options granted during the three and nine months ended December 31, 2008, as specified by SFAS No. 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the Three Months Ending		For the Nine Months Ending
	December 31,		December 31,
	2008	2007	2008	2007
Risk-free Interest Rate	N/A	4.30%	2.43%	4.56%
Expected Life of Options Granted	N/A	3 years	3 years	3 years
Expected Volatility	N/A	67%	189%	72%
Expected Dividend Yield	N/A	0	0	0
Expected Forfeiture Rate	N/A	30%	0.0%	30%

As of December 31, 2008, there was approximately $104,207 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a period of 3 years.

Earnings/(Loss) per Share

The Company calculates earnings/(loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings/(loss) per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted earnings/(loss) per share is computed in a similar manner to basic earnings/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

The following potential common stock equivalents have been excluded from the computation of diluted net earnings/(loss) per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	For the Nine Months Ended December 31,
	2008	2007
Options outstanding under the Company’s stock option plans	7,004,220	7,383,349
Options granted outside the Company’s stock option plans	1,160,000	1,160,000
Warrants issued in conjunction with private placements	3,538,201	5,288,683
Warrants issued as a financing cost for notes payable and convertible notes payable	4,651,163	6,342,413
Warrants issued for services rendered and litigation settlement	200,000	380,769
Warrants issued as consideration for note extension	200,000	200,000
Convertible Series B preferred stock (a)	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion price of $3.75 per share.

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

Two of the Company’s customers accounted for 50% and 21%, respectively, of the Company’s net revenues for the three months ended December 31, 2008. Two customers accounted for 50% and 21%, respectively, of net revenues for the nine months ended December 31, 2008. Four of the Company’s customers accounted for 30%, 23%, 15% and 10%, respectively, of the Company’s net revenues for the three months ended December 31, 2007. Four customers accounted for 27%, 25%, 12% and 11%, respectively, of net revenues for the nine months ended December 31, 2007.

At December 31, 2008, amounts due from these significant customers accounted for 50% of accounts receivable.

3.	Property and Equipment

Property and equipment as of December 31, 2008 consisted of the following:

Furniture and fixtures	$99,534
Office and telephone equipment	182,275
Computer equipment	734,544
Computer software	1,271,098
Leasehold improvements	64,733
2,352,184
Less accumulated depreciation and amortization	(2,001,936)
Total	$350,248

Depreciation and amortization expense for the three and nine months ended December 31, 2008 and 2007 was $46,745, $48,190, $142,978 and $133,003, respectively.

4.	Notes Payable — Related Parties

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

5.	Convertible Promissory Notes

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

On September 27, 2006, the Company entered into a Purchase and Sale Agreement with Catalyst Finance, L.P. (“Catalyst”) for sale of certain of its accounts receivables. The Company’s borrowing costs under this Agreement range from 1.25% to 20% of the gross amount of the receivables sold to Catalyst based on the timing of collection. The maximum funds available under the agreement are all available accounts receivables as agreed to by Catalyst and the Company. The agreement allows for Catalyst to request repurchase of an account receivable under certain conditions. The Agreement was terminated by the Company on August 2, 2007. For the three months ending December 31, 2007, the Company did not sale any receivables under the agreement. For the nine months ending December 31, 2007, the Company sold $297,105 in receivables under the agreement, which yielded a loss on the sale of those receivables of $9,674.

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

Convertible Series B Preferred Stock

The Company has 700,000 shares authorized, 109,933 shares issued and outstanding of $0.0001 par value convertible Series B preferred stock. The Series B has a liquidation preference of $3.75 per share and carries a 10% cumulative dividend payable each March 1 and September 1. The Series B is convertible upon issuance into common stock at $3.75 per share. The Company has the right to redeem the Series B at any time after issuance at a redemption price of $4.15 per share, plus any accrued but unpaid dividends.

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

During the nine months ended December 31, 2008 the Company granted 483,335 stock options to certain employees that may be exercised at prices ranging between $0.48 and $0.61 per share. During the nine months ended December 31, 2007, the Company granted 907,000 stock options to certain employees that may be exercised at prices ranging between $0.48 and $0.61 per share.

The following table summarizes certain information relative to stock options:

	2007		Outside of Plan
		Weighted-Average		Weighted-Average
	Shares	Exercise price	Shares	Exercise price
Outstanding, March 31, 2008	7,521,349	$0.70	1,160,000	$1.02
Granted	483,335	$0.26	0	0
Exercised	0	0	0	0
Forfeited/canceled	(1,000,464)	$0.60	0	0
Outstanding, December 31, 2008	7,004,220	$0.68	1,160,000	$1.02
Exercisable, December 31, 2008	6,269,058	$0.72	1,160,000	$1.02

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at December 31, 2008 were 6.61 years and $0.77, respectively. The exercise prices for the options outstanding at December 31, 2008 ranged from $0.15 to $6.25, and information relating to these options is as follows:

					Weighted-
			Weighted-		Average
			Average	Weighted-	Exercise
Range of	Stock	Stock	Remaining	Average	Price of
Exercise	Options	Options	Contractual	Exercise	Options
Prices	Outstanding	Exercisable	Life	Price	Exercisable
$0.15 — 0.80	5,718,884	4,983,722	7.09 years	$0.53	$0.55
$0.81 — 1.35	1,734,836	1,734,836	5.62 years	$0.93	$0.93
$1.36 — 6.25	710,500	710,500	5.13 years	$1.88	$1.88
	8,164,220	7,429,058

Warrants

The company issued a convertible promissory note with interest at 10% annum in September 2004 with a principal payment due date of Sept 2005.  In September 2005 this note was amended and the principal payment due date was extended to September 2006. In consideration of this amendment, the Company issued the holder a common stock purchase warrant to purchase up to 650,000 shares of the Company’s common stock at an exercise price of $0.59 per share. The warrant expired on September 15, 2008 without being exercised.

On June 16, 2005, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Debenture Agreement”) for the sale of a convertible debenture with a principal amount of $770,000 and an original issue discount of $70,000 for gross proceeds of $700,000. This convertible note was paid in full in March 2007. In connection with the Debenture Agreement, the Company issued Long Term warrants to the institutional investor. The Long Term Warrants allow the institutional investor to purchase an aggregate of 471,154 shares of the Company’s common stock with an exercise price of $0.572 per share exercisable at anytime through June 16, 2008. In June 2008, the warrants associated with this note expired without being exercised.

Restricted Stock

During the three and nine months ended December 31, 2008, the Company completed the following:

During the three months ended December 31, 2008, the Company granted 50,000 shares of restricted common stock at $0.22 per share based on the closing price of the common stock on the grant date, to the President and Chief Operating Officer pursuant to his employment agreement, and 80,000 shares valued at $0.22 per share based on the closing price of the common stock on the grant date, to an independent member of the Board of Directors associated with his service as a member of the Company’s Executive Committee.

The company expensed $4,875 related to these grants during the three months ended December 31, 2008. The shares are granted under the 2000 Plan.

During the nine months ended December 31, 2008, the Company granted 50,000 shares of restricted common stock at $0.12 per share and  50,000 shares of restricted common stock at $0.22, based on the closing price of the common stock on the respective grant dates, to the President and Chief Operating Officer pursuant to his employment agreement, and 55,555 shares valued at $0.12 per share and 80,000 shares valued at $0.22, based on the closing price of the common stock on the respective grant dates, to an independent member of the Board of Directors associated with his service as a member of the Company’s Executive Committee.

The Company expensed $7,514 related to these grants during the nine months ended December 31, 2008. The shares are granted under the 2000 Plan.

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

As of December 31, 2008, the Company had no assets or liabilities that were marked to fair value under SFAS 157.

10.	Liquidity

The Company has incurred significant losses and negative cash flows from operations for the last two fiscal years. The Company has obtained its required cash resources through the sale of debt and equity securities. The Company may not operate profitably in the future and may be required to continue the sale of debt and equity securities to finance our operations.

The Company has specific plans to address its financial situation as follows:

•
The Company believes that the demand for its software and professional services will continue to expand as the United States market adopts the new payment processing opportunities available under changing regulations such as the Check Clearing Act for the 21st Century, and NACHA’s back office conversion, which allows the conversion of paper checks in the back offices of retail merchants and government. Increased demand for the Company’s solutions, including its recently introduced Clearingworks product, has led to increased cash flows from up-front license fees, transaction-based contract fees and increases in professional services revenues.

•
The Company has entered into a strategic alliance with one of the largest merchant service providers (MSP), that will allow this MSP to sell Clearingworks as part of its ARC and back office conversion services.

•	The Company has undertaken a staff restructuring in an effort to reduce its salary and benefit expense in the coming year.

•	The Company has renewed its professional service contract with a major credit card company and with an arm of the federal government for an additional year.

•
The Company has entered into an agreement with a major business process outsourcer (BPO), which will enable it to significantly increase its transactional revenues in the coming fiscal year as more billers outsource their work to BPO’s

•
The Company has entered into an agreement with a major U.S. Federal Government entity to standardize its payment systems on Clearingworks 3.0, to process all of its paper and electronic checks and to provide additional professional services.

Furthermore, on July 23, 2008, the Company received notice from the staff of NYSE Alternext US indicating that it was not in compliance with certain continued listing standards of the AMEX Company Guide in that the Company’s stockholders’ equity is less than $4,000,000 and it had losses from continuing operations and net losses in three of its four most recent fiscal years (Section 1003(a)(ii)) and because the Company’s stockholders’ equity is less than $6,000,000 and it had losses from continuing operations and net losses in its five most recent fiscal years (Section 1003(a)(iii)).  On August 27, 2008, the Company submitted to NYSE Alternext US a Plan advising NYSE Alternext US of action it had taken, or will take, to bring it in compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the AMEX Company Guide within a maximum of 18 months from July 23, 2008.  The Company’s Plan was accepted by NYSE Alternext US on October 9, 2008 subject to periodic review by NYSE Alternext US.   If the Company does not show sufficient progress consistent with the Plan, the Exchange Staff will review the circumstances and may immediately commence delisting proceedings. In the event that the Company’s common stock is delisted from NYSE Alternext US, its market value and liquidity could be materially adversely affected.

There can be no assurance that the Company’s planned activities will be successful or that it will ultimately attain profitability. The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to fund the continuation of its business operations and to ultimately achieve adequate profitability and cash flows to sustain its operations. The Company will need to increase revenues from software licenses, transaction-based software license contracts and professional services agreements to become profitable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

When used in this Quarterly Report on Form 10-Q, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, our strategic opportunities, adequacy of capital resources, our ability to increase our professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, expectations regarding cash flow, revenues, sources of revenue and operating expenses, benefits of our relationship with an MSP and our agreement with the U.S. Federal Government, benefits of our restructuring, statements regarding our growth and profitability, investments in marketing and promotion, and operating infrastructure, fluctuations in our operating results, our need for future financing, concentration of and dependence on customers, our ability to defend against the assertions and demands made by former noteholders, our dependence on our strategic partners, our dependence on personnel, our disclosure controls and procedures, our ability to respond to rapid technological change, statements regarding future acquisitions or investments, expansion of our technologies and products and our legal proceedings. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, our ability to continue to comply with other continued listing standards of AMEX and our ability to effect a reverse stock split, and the risks set forth below under “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

SFAS No. 142 requires goodwill to be tested annually, typically performed during the fourth quarter, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. We recorded an impairment of goodwill of $10,112,931 for the year ended March 31, 2008 and no impairment for the nine months ended December 31, 2008.

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

Two of our customers accounted for 50% and 21%, respectively, of our net revenues for the three months ended December 31, 2008. Two customers accounted for 50% and 21%, respectively, of net revenues for the nine months ended December 31, 2008. Four of our customers accounted for 30%, 23%, 15% and 10%, respectively, of our net revenues for the three months ended December 31, 2007. Four customers accounted for 27%, 25%, 12% and 11%, respectively, of net revenues for the nine months ended December 31, 2007.

At December 31, 2008, amounts due from these significant customers accounted for 50% of accounts receivable.

Results of Operations

The results of operations reflected in this discussion include our operations for the three and nine month periods ended December 31, 2008 and 2007.

Revenues

We generate revenues from (a) licensing software with fees due at the initial term of the license, (b) licensing and supporting software with fees due on a transactional basis, (c) providing maintenance, enhancement and support for previously licensed products and (d) providing professional services.

	Three Months			Nine Months
	Ended			Ended
	December 31,			December 31,
	2008	2007	Change	2008	2007	Change
	(In 000’s)	(In 000’s)
Software licensing revenues	$37	$183	-80%	$67	$290	-77%
Software transactional revenues	541	445	21%	1,601	1,225	31%
Software maintenance revenues	218	233	-6%	666	658	1%
Professional service revenues	1,204	670	80%	3,766	1,953	93%
Total revenues	$2,000	$1,531	31%	$6,100	$4,126	48%

Revenues increased in the three and nine months ended December 31, 2008 by 31% and 48%, respectively, as compared to the same periods ended December 31, 2007. For the three months ended December 31, 2008, transactional and professional services revenue increased by 21% and 80%, respectively, offset by a decrease in licensing and maintenance revenue by 80% and 6%, respectively, as compared to the same periods ended December 31, 2007. For the nine months ended December 31, 2008 transactional, maintenance and professional services revenue increased by 31%, 1% and 93%, respectively, offset by a 77% decrease in licensing revenue as compared to the same periods ended December 31, 2008.

The decrease in licensing revenues for the three and nine months ended December 31, 2008, compared to the same periods last year, was primarily due to the significant license revenues recorded in the first quarter of fiscal 2007 associated with the resale of third party software to a significant customer as compared to the reduction of software resale in the current period.

The increase in transactional revenues for the three and nine months ended December 31, 2008, compared to the same periods last year, was principally due to an increase in the number of customers subject to transactional pricing combined with an increase in trans actions processed by our current customers.

The decrease in maintenance revenues for the three months ended December 31, 2008, compared to the same period last year, was primarily attributable to fewer customers renewing their annual maintenance agreement in the current period. However, the slight increase in maintenance revenues for the nine months ended December 31, 2008, as compared to the prior year period, was due to the annual maintenance renewal related to the integrated license, maintenance and services agreement we entered into with a significant customer in the first fiscal quarter of 2007. This annual maintenance agreement renews in May of every year. We do not anticipate significant ongoing growth in annual maintenance fees.

The increase in professional service revenues for the three and nine months ended December 31, 2008, compared to the same periods last year, was primarily due to our professional services contract with major credit card company that was signed in February 2008.

Cost of Sales

Costs of sales principally include personnel costs associated with our software maintenance, support, training and installation activities as well as the cost of the Accuity EPICWare™ software and other third party software frequently resold in conjunction with licenses of our software.

Cost of sales decreased by $9,973, or 1.7%, from $574,230 for the three months ended December 31, 2007 to $564,257 for the three months ended December 31, 2008. This slight decrease was due primarily to a reduction in third-party software resale costs as a result of some of our customers chosing not to renew their annual Epicware licenses. This decrease was partially offset by a reduction of labor costs associated with our professional and maintenance services due to a decreased number of personnel required to perform the maintenance services. Cost of sales increased by $138,205, or 9.4%, from $1,469,312 for the nine months ended December 31, 2007 to $1,607,517 for the nine months ended December 31, 2008. This increase was principally the result of an increase in labor costs associated with the additional resources required for the professional service activities in the first six months of fiscal year 2009 related to the contract with a major credit card provider, offset by decreases in the costs of software purchased for resale and decreases in labor cost associated with maintenance activities, as compared to the same period last year.

Operating Expenses

Total operating expenses decreased by $6,280,402, or 85.4%, from $7,356,130 for the three months ended December 31, 2007 to $1,075,729 for the three months ended December 31, 2008. This decrease was related to the one-time charge to goodwill impairment that we booked in December 2007.

Total operating expenses decreased by $6,862,317, or 64.0%, from $10,724,721 for the nine months ended December 31, 2007 to $3,862,405 for the nine months ended December 31, 2008. This decrease was related to the one-time charge to goodwill impairment that we booked in December 2007.

Due to our reduction in staff associated with our restructuring efforts, our headcount at December 31, 2008 was 35 compared to 44 at December 31, 2007. This reduction in staff has resulted in close to a $800,000 reduction in operating expenses.

Other Expenses(Income)

Other expenses, including interest expense and financing costs, increased $1,074,104, or 127.0%, from an income of $847,928 for the three months ended December 31, 2007 to a loss of $(226,176) for the three months ended December 31, 2008. This increase in expenses was primarily related to a gain in the prior year period, on the derivatives associated with the warrants issued in conjunction with the senior secured convertible notes of November 2007 (Notes). Due to the extinguishment of the debt related to the Notes, there is no gain on derivatives in the current three month period.

Other expenses, including interest expense and financing costs, increased $3,248,627, or 405.0%, from an income of $801,425 for the nine months ended December 31, 2007 to a loss of $(2,447,202) for the nine months ended December 31, 2008. This increase, for the nine month period ending December 31, 2008 is related to a gain in the prior year period on the derivatives associated with the warrants issued in conjunction with the senior secured convertible notes (Notes) of November 2007, as compared to the gain on derivatives in the current nine month period, and with the manner in which the eventual payoff of the Notes are required to be reported under FASB No. 133.

At the initial recording of the Notes on to our books, a value must be determined for each portion of the Notes, the compounded embedded derivatives and the warrants. Once determined, this value is netted against the total value of the Notes and the remaining amount is identified as a Discount on Note Payable, and is amortized over the life of the loan utilizing an effective interest method calculation for determining the value of the units each quarter. This discount is written off to interest expense after the effective method calculation is performed each quarter. At inception of the Notes in November 2007 the Discount on Note Payable was $2,240,263. This discount would have been $0.00 if the Notes were held until November 2010, and all interest expense would have been amortized over that time period.

The Notes were paid in full on August 13, 2008, resulting in an accounting treatment consistent with FASB No. 133 guidelines. At the time the Notes are paid off the derivatives no longer have value associated with the Notes, and the Discount on Note Payable must be immediately expensed. At the time the Notes were paid in August 2008, $1,747,791 remained on the Discount on Note Payable. This amount was charged to interest expense in the quarter ended September 30, 2008 and accounts for the bulk of the increase in other income (expenses) for the nine months ended December 31, 2008 as compared to the same period last year.

Net Gain/(Loss)

Net loss decreased $5,685,052, or 102.0%, from $(5,551,203) for the three months ended December 31, 2007 to a net gain of $133,850 for the three months ended December 31, 2008. For details related to this loss see the preceding discussions related to our costs of sales, operating expenses and other expenses sections above.

Net loss decreased by $5,448,897, or 75.0%, from $7,266,223 for the nine months ended December 31, 2007 to a net loss of $1,817,326 for the nine months ended December 31, 2008. For details related to this loss see the preceding discussions related to our costs of sales, operating expenses and other expenses sections above.

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

•
We have undertaken a staff restructuring that we expect will significantly reduce our salary and benefit expense in the coming year while still maintaining our customer service levels. To date, this restructuring has reduced our expenses by approximately $800,000.

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

Furthermore, on July 23, 2008, we received notice from the staff of NYSE Alternext US indicating that we were not in compliance with certain continued listing standards of the AMEX Company Guide in that our stockholders’ equity is less than $4,000,000 and we had losses from continuing operations and net losses in three of our four most recent fiscal years (Section 1003(a)(ii)) and because our stockholders’s equity is less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years (Section 1003(a)(iii)). On August 27, 2008, we submitted to NYSE Alternext US a Plan advising NYSE Alternext US of action we have taken, or will take, to bring us in compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the AMEX Company Guide within a maximum of 18 months from July 23, 2008. Our Plan was accepted by NYSE Alternext US on October 9, 2008 subject to periodic review by NYSE Alternext US. If we do not show sufficient progress consistent with the Plan, the Exchange Staff will review the circumstances and may immediately commence delisting proceedings. In the event that our common stock is delisted from NYSE Alternext US, our market value and liquidity could be materially adversely affected.

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

Cash and cash equivalents decreased by $397,567 from $903,393 at March 31, 2008 to $505,826 at December 31, 2008. Cash provided by operating activities was $372,590 in the nine months ended December 31, 2008 compared to cash used in operating activities of $2,338,997 in the same nine month period in the prior year.

Cash used in investing activities of $14,538 and $96,430 in the nine months ended December 31, 2008 and December 31, 2007, respectively, was due primarily to equipment purchases.

Cash used in financing activities for the nine months ended December 31, 2008, was $755,619 compared to cash provided of $3,628,170 in the nine months ended December 31, 2007. Financing activities in the current nine month period included: proceeds of $3,703,500 from the issuance of related party loans, offset by the repayment of $4,000,000 of convertible promissory notes, $432,659 in deferred financing costs and $26,460 on repayment of notes payable.

As a result of our recent capital raising transactions, our increased level of transactional revenues achieved in fiscal 2008, and the expected increase in revenues from recently received purchase orders and contemplated contracts, we believe we currently have adequate capital resources to fund our anticipated cash needs through December 31, 2009. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.

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

We have incurred losses for the last two fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of December 31, 2008, our accumulated deficit was $(63,908,564). We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name, gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

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

The market for financial services software highly competitive. Our future success will depend on our ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace.

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

We have received notice from NYSE Alternext US, formerly the AMEX, notifying us of our failure to satisfy several continued listing rules or standards, which could result us being subject to delisting procedures

Our common stock is listed on NYSE Alternext US under the symbol “UDW.” All companies listed on NYSE Alternext US are required to comply with certain continued listing standards, including maintaining stockholders’ equity at required levels, share price requirements and other rules and regulations of NYSE Alternext US . On July 23, 2008, we received notice from the staff of NYSE Alternext US indicating that we were not in compliance with certain continued listing standards of the AMEX Company Guide in that our stockholders’ equity is less than $4,000,000 and we had losses from continuing operations and net losses in three of our four most recent fiscal years (Section 1003(a)(ii)) and because our stockholders’ equity is less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years (Section 1003(a)(iii)). In addition, NYSE Alternext US advised us that, in accordance with Section 1003(f)(v) of the AMEX Company Guide, we must effect a reverse stock split to address its low stock price. Failure to effect a reverse split within a reasonable amount of time could result in suspension or delisting of our common stock. On August 27, 2008 we submitted to NYSE Alternext US a Plan advising NYSE Alternext US of action we have taken, or will take, to bring us in compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the AMEX Company Guide within a maximum of 18 months from July 23, 2008. Our Plan was accepted by NYSE Alternext US on October 9, 2008 subject to periodic review by NYSE Alternext US. If we do not show sufficient progress consistent with the Plan, the Exchange Staff will review the circumstances and may immediately commence delisting proceedings. In the event that our common stock is delisted from NYSE Alternext US, our market value and liquidity could be materially adversely affected.

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

Dated: February 17, 2009

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