Form 10-K
period 2009-03-31
US DATAWORKS INC
filed 2009-06-29
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

❑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-15385

US DATAWORKS, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1290152
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Sugar Creek Center Blvd.
5th Floor
Sugar Land, Texas 77478
(Address of principal executive offices, including ZIP Code)

(281) 504-8000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.0001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ❑  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ❑     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ El No ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ❑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ❑	Accelerated filer ❑	Non-accelerated filer ❑	Smaller reporting company ❑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑  No ☑

As of June 24, 2009, the aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant, based on the $0.37 per share price for the Registrant's common stock as quoted by the American Stock Exchange on June 24, 2009 was $10,228,640 (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the Registrant have been deemed affiliates).

As of June 24, 2009, the number of outstanding shares of common stock of the Registrant was 32,780,870.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

US DATAWORKS, INC.

TABLE OF CONTENTS

2009 FORM 10-K

NOTE REGARDING FORWARD LOOKING STATEMENTS AND CERTAIN TERMS

When used in this Report, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, our operating expenses, our strategic opportunities, adequacy of capital resources, our potential professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, expectations regarding net losses, expectations regarding cash flow and sources of revenue, benefits of our relationship with an MSP, statements regarding our growth and profitability, investments in marketing and promotion, fluctuations in our operating results, our need for future financing, effects of accounting standards on our financial statements, our investment in strategic partnerships, development of our customer base and our infrastructure, our dependence on our strategic partners, our dependence on personnel, our employee relations, anticipated benefits of our restructuring, our disclosure controls and procedures, our ability to respond to rapid technological change, expansion of our technologies and products, benefits of our products, our competitive position, statements regarding future acquisitions or investments, our legal proceedings, and our dividend policy.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed herein, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks set forth below under “Item 1A. Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “US Dataworks,” the “Company,” “we,” “us,” or “our” means US Dataworks, Inc.

MICRworks™, Clearingworks®, Returnworks™, and Remitworks™ are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

PART I

ITEM 1.  BUSINESS

General

US Dataworks is a developer of payment processing software, serving banking institutions, credit card issuers, major retailers and the United States Government. We generate revenue from the licensing, professional services, transaction processing and maintenance of our core product, Clearingworks. Our software is designed to enable organizations to process payments from a variety of sources: paper checks, electronic payments via the Internet or telephone, and other payment modalities. Our products are designed to provide organizations with either an in-house solution complementing the organizations’ existing technologies, systems and operational workflow or by using Clearingworks via the Internet on an Application Services Provider.

Background

We were incorporated under the laws of the state of Colorado as JLQ, Inc. in December 1994, and we changed our name to New World Publishing in October 1997. In May 1999, we acquired Communications Television, Inc., a California corporation, and changed our business to an Internet marketing and technology infrastructure company specializing in supporting cost effective business-to-business and business-to-consumer revenue based marketing initiatives. In October 1999, we changed our name to Sonicport.com, Inc. and in February 2000, we re-incorporated under the laws of the state of Nevada. In February 2001, we changed our name again to Sonicport, Inc.  In April 2001, we acquired a Delaware corporation known as US Dataworks, Inc., following which we focused our business on developing electronic check processing software. In March 2002, we changed our name to US Dataworks, Inc. and in May 2002, we merged the Delaware corporation known as US Dataworks, Inc. into the Company.

Products

Clearingworks is an enterprise payment solution that puts the power of payment processing in the hands of the customer. This leading-edge solution combines remittance, retail, check, payment, and return processing into a single consolidated platform with highly-scalable features to grow in tandem with the customer’s business operation. Clearingworks’ shared services and data management features eliminate the need to adopt multiple payment processing systems in order to process and accommodate different payment types. Clearingworks” Least Cost Routing/Best Fit ClearingSM solution uses the latest industry-leading technology coupled with the customer’s banking relationships to determine the most efficient method for payment settlement.

Customers

US Dataworks’ sells its products into several vertical markets within the market segments of Corporate Payments, Retail Payments, and Government. Customers include credit card issuers, major retailers and the United States Government.  Three of our customers, American Express, the Federal Reserve Bank of Cleveland and Regulus accounted for 47%, 22%, and 9%, respectively, of our net revenue for the year ended March 31, 2009. Four of our customers, American Express, the Federal Reserve Bank of Cleveland, Regulus and Citibank, accounted for 31%, 24%, 11%, and 10%, respectively, of our net revenue for the year ended March 31, 2008.

Strategic Business Relationships

We have enhanced our distribution channel by aligning ourselves with key strategic distribution partners to sell and distribute our software products will accelerate our revenue growth and capture of market share. We have aligned ourselves with several strategic partners as a core component of our sales and distribution strategy, including Computer Sciences Corporation, eGistics and CDS Global.

Competition

Our competitors in the financial services market include Wausau Financial Systems, J&B Software, Fiserv and Metavante. The services offered by these and other competitors include electronic billing and payment, electronic funds transfer, payment solutions, reconciliation, checks by phone and recurring billing, as well as value-added services such as strategy consulting, marketing and technology infrastructure.

We believe that the principal competitive factors influencing our success in these markets include:

•	reputation for reliability and service;

•	serving multiple market segments;

•	supporting multiple payment types;

•	breadth and quality of services;

•	technological innovation and understanding client strategies and needs;

•	creative design and systems engineering expertise;

•	easy-to-use software;

•	effective customer support;

•	processing speed and accuracy; and

•	pricing.

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

Patents and Trademarks

US Dataworks has obtained trademarks on the names of our premier products and services, including Clearingworks. We also have applied for a patent on ImageKey and Scan-N-Go Process. Our efforts to protect our intellectual property rights may not prevent the misappropriation of our intellectual property.

Government Regulation

As a processor of ACH payments, we must comply with federal laws governing the processing of electronic transactions. We are in compliance with all such federal laws and work closely with NACHA to ensure our systems remain compliant with applicable laws and regulations, as well as NACHA guidelines.

Employees

As of June 24, 2009, we have 35 employees, all of whom are full-time employees. We are not a party to any collective bargaining agreement with our employees. We believe our employee relations to be good.

Research and Development

For fiscal 2009 and 2008 we spent approximately $911,754 and $623,312, respectively, on research and development activities.

ITEM 1A.  RISK FACTORS

In addition to the other information in this Report, the following factors should be considered in evaluating us and our business.

We have a significant amount of debt coming due in fiscal 2011 that we may not be able to repay.

We have approximately $4.2 million of debt that we owe certain company insiders that is due and payable on July 1, 2010, approximately $3.7 million of which is secured by a first lien on all of our properties and assets, including all of our accounts receivable.  We may not generate enough cash flow by July 1, 2010 to pay off these obligations.  While we currently expect to be able to refinance this debt or reach an agreement to extend the maturity date of this debt, there can be no assurances that this will in fact occur.  Failure to refinance or extend the maturity date of this debt will give the secured holders of such debt the right to foreclose on our properties and assets, including our accounts receivables.  If these foreclosure rights are exercised, we will be forced to file for protection available under federal bankruptcy laws, which will likely render our equity, including our issued and outstanding common stock, valueless.

We have a general history of losses and may not operate profitably in the future.

We have incurred losses for the last three fiscal years. While we achieved positive operating cash flow in fiscal 2009, our net losses continued and may continue in the future. As of March 31, 2009, our accumulated deficit was $64,075,551. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

Our ability to continue as a going concern may be contingent upon our ability to secure capital from prospective investors or lenders.

The accompanying consolidated financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We believe we currently have adequate cash to fund anticipated cash needs through March 31, 2010. However, we may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts that are uncertain, especially under the current capital market conditions. These factors raise substantial doubt about our ability to continue as a going concern. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

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

In addition, from time to time, we derive a portion of our revenue from agreements signed at the end of the quarter. Our operating results could suffer if the timing of these agreements is delayed. Depending on the type of agreements we enter into, we may not be able to recognize revenue under these agreements in the quarter in which they are signed. Some of all of these factors could negatively affect demand for our products and services, and our future operating results.

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

We may not be able to develop or maintain our relationships with distribution partners, which may cause our cash flow to decline.

We may not be able to maintain or develop new relationships with distribution channel partners. These strategic relationships are a core component of our sales and distribution strategy and are a part of our growth strategy. The loss of a distribution channel partner could harm our financial results.

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

We operate in markets that are intensely and increasingly competitive, and if we are unable to compete successfully, our revenue could decline and we may be unable to gain and may lose market share.

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

We have received notice from NYSE Alternext US, formerly the AMEX, notifying us of our failure to satisfy several continued listing rules or standards, which could result us being subject to delisting procedures

Our common stock is listed on NYSE Alternext US, formerly the AMEX, under the symbol “UDW.” All companies listed on NYSE Alternext US are required to comply with certain continued listing standards, including maintaining stockholders’ equity at required levels, share price requirements and other rules and regulations of NYSE Alternext US . On July 23, 2008, we received notice from the staff of NYSE Alternext US indicating that we were not in compliance with certain continued listing standards of the AMEX Company Guide in that our stockholders’ equity is less than $4,000,000 and we had losses from continuing operations and net losses in three of our four most recent fiscal years (Section 1003(a)(ii)) and because our stockholders’ equity is less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years (Section 1003(a)(iii)). In addition, NYSE Alternext US advised us that, in accordance with Section 1003(f)(v) of the AMEX Company Guide, we must effect a reverse stock split to address its low stock price. Failure to effect a reverse split within a reasonable amount of time could result in suspension or delisting of our common stock. On August 27, 2008 we submitted to NYSE Alternext US a Plan advising NYSE Alternext US of action we have taken, or will take, to bring us in compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the AMEX Company Guide within a maximum of 18 months from July 23, 2008. Our Plan was accepted by NYSE Alternext US on October 9, 2008 subject to periodic review by NYSE Alternext US. On March 24, 2009, we received a letter from NYSE Alternext US notifying us that we were no longer in compliance with an additional continued listing standard of the AMEX Company Guide as a result of our stockholders’ equity having fallen below $2,000,000 and our having experienced losses from continuing operations and/or net losses in two out of our most recent three fiscal years (Section 1003(a)(i)). This additional deficiency did not require us to submit a new Plan or revise the original Plan. If we do not show sufficient progress consistent with the Plan, the Exchange Staff will review the circumstances and may immediately commence delisting proceedings. In the event that our common stock is delisted from NYSE Alternext US, our market value and liquidity could be materially adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices, which is our only property, currently consisting of 18,790 square feet of office space, are located at 1 Sugar Creek Center Blvd., 5th Floor, Sugar Land, Texas 77478, which is leased through July 2012.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various legal and other proceedings that are incidental to the conduct of our business. We are currently not involved in any such legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Market and Share Prices

During fiscal 2009 and 2008, our common stock is traded on the American Stock Exchange (now known as NYSE Alternext US) under the symbol “UDW.” The following table indicates the high and low per share sale prices as reported by the American Stock Exchange for the periods indicated.

	High	Low

Year Ended March 31, 2009

First Quarter	$0.17	$0.11

Second Quarter	0.66	0.06

Third Quarter	0.30	0.11

Fourth Quarter	0.32	0.12

Year Ended March 31, 2008

First Quarter	$0.67	$0.44

Second Quarter	0.70	0.35

Third Quarter	0.49	0.17

Fourth Quarter	0.28	0.09

Holders

As of June 24, 2009, the 32,780,870  issued and outstanding shares of our common stock were held by 317 stockholders of record.  Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table sets forth certain information as to our equity compensation plans as of March 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by the stockholders	6,964,220	$0.68	667,872
Equity compensation plans not approved by the stockholders	1,160,000	$1.02	—
Total	8,124,220	$0.73	667,872

The Amended and Restated 2000 Stock Option Plan is our only equity compensation plan that has been approved by the stockholders. We have also granted non-statutory stock options to purchase shares of our common stock pursuant to stock option agreements. Some of these grants were made outside of our 2000 Stock Option Plan. The exercise prices of these options were equal to the fair market value of our common stock on the date of grant. These options vest over periods up to three years from the date of grant and have a duration of  ten years (1,160,000). The exercise price may be paid in cash or by a net issuance through a cashless exercise.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

We recognize revenues associated with our software products in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition.” We license our software products under non-exclusive, non-transferable license agreements. Because these arrangements do not require significant production, modification or customization, revenue is recognized when the license agreement has been signed, the software product has been delivered, the related fee is fixed or determinable and collection of such fee is probable.

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

 If professional services are provided in connection with the installation of the software licensed, revenue is recognized when those services have been provided.

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

Concentrations of Credit Risk

We extend credit to our customers and perform ongoing credit evaluations of our customers. We do not obtain collateral from our customers to secure our accounts receivables. We evaluate our accounts receivable on a regular basis for the ability to collect and provide for an allowance for potential credit losses as deemed necessary.

Three of our customers, American Express, the Federal Reserve Bank of Cleveland, and Regulus accounted for 47%, 22%, and 9% respectively, of our net revenue for the year ended March 31, 2009. Four of our customers, American Express, the Federal Reserve Bank of Cleveland, Regulus and Citibank accounted for 31% ,24%, 11%, and 10%, respectively, of our net revenue for the year ended March 31, 2008.

At March 31, 2009, amounts due from these three customers accounted for 25%, 19%, and 15%, and one additional customer accounted for 15% of the accounts receivable then outstanding.

At March 31, 2008, amounts due from these four customers accounted for 45%, 12%, 11% and 4% of the accounts receivable then outstanding.

Results of Operations

The results of operations reflected in this discussion include the operations of US Dataworks for the years ended March 31, 2009 and March 31, 2008.

Revenue

We generate revenues from (a) licensing software with fees due at the initial term of the license, (b) licensing and supporting software with fees due on a transactional basis and (c) providing maintenance, enhancement and support for previously licensed products, (d) providing professional services.

	For year Ended March 31,
	2009	2008	Change
	(In 000’s)

Software licensing revenues	$246	$282	(12.8)%
Software transactional revenues	2,158	1,848	16.8%
Software maintenance revenues	892	896	(0.5)%
Professional service revenues	4,701	2,820	66.7%

Discounts on Sales	—	(129)	100.0%

Total revenues	$7,997	$5,717	39.9%

Revenues increased by 39.9% in fiscal 2009, as compared to fiscal 2008.  Transactional revenue revenues increased 16.8%, in fiscal 2009, as compared to fiscal 2008.  The increase in transactional revenue was primarily attributable to new customers added during the year and a steady growth of transactions processed by our existing customers. Professional service revenues increased 66.7% in fiscal 2009 as compared to fiscal 2008. The increase in professional service revenue was primarily attributable to the consulting agreement that we signed with American Express February 2008 and related purchase orders.

These increases were offset by a decrease in our licensing and maintenance revenues of 12.8% and 0.5% respectively in fiscal 2009, as compared to fiscal 2008, with the decrease in licensing revenues being primarily attributable to the loss of renewal of third party software licenses we resell to our customers.

Cost of Sales

Cost of sales principally include the costs of our personnel who perform the services associated with our software maintenance, support, training and installation activities, and the cost of third party software sold in conjunction with licenses of our software to convert electronic data into acceptable formats utilized by the Nation’s banking system. Total cost of sales increased by $195,024, or 9.9%, from $1,964,555 in fiscal 2008 to $2,159,579 in fiscal 2009. The increase in cost of sales is due to the increased labor hours needed to fulfill the requirements of a professional services contract with a major credit card provider. However, cost of sales as a percentage of combined maintenance and services revenues declined from 52.8% in fiscal 2008 to 38.6% in fiscal 2009. This decrease is primarily due to the significant increase in professional service revenue in fiscal 2009 as compared to professional service revenue recorded in fiscal 2008.

Operating Expenses

Total operating expenses decreased by $11,318,381, or 68.9%, from $16,438,670 in fiscal 2008 to $5,120,289 in fiscal 2009.  The decrease in operating expenses was principally attributable to the goodwill impairment expense of $10,112,931 that we recorded in fiscal 2008, as compared to no goodwill impairment charges in fiscal 2009, and to a $1,236,967 decrease in general and administrative expense in fiscal 2009, as compared to fiscal 2008. The decrease in general and administrative expense is primarily attributable to a $940,000 decrease in compensation expense, a $160,000 decrease in the use of outside services and $127,000 decrease in insurance, office, and marketing expenses. We anticipate that our operating expenses will increase slightly over the coming year as we continue to maintain and expand our customer base.

Other Income (Expense)

Total other income (expense), including interest expense and financing costs, decreased $3,712,173, from income of $1,010,741 in fiscal 2008 to an expense of $(2,701,432) in fiscal 2009. The decrease is principally due to the $2,539,827 in interest expense charge incurred when $4,000,000 in convertible notes were refinanced in August 2008 (due to the acceleration of the unamortized balance of the original issue discount on such notes and the acceleration of the unamortized portion of the financing costs for such notes); and a reduction in the gain on derivatives associated with the debt feature of such convertible notes of $1,072,956 recorded in fiscal 2009 as compared to fiscal 2008.

Net Loss

Net loss decreased by $9,690,578, or 83.0%, from a net loss of $11,674,891 in fiscal 2008 to a net loss of $1,984,313 in fiscal 2009.

Liquidity and Capital Resources

Because of our ability to increase revenue while at the same time reducing general and administrative expenses, we experienced positive operating cash flow from operations in fiscal 2009 and expect to continue to achieve enough positive operating cash flow from operations in the future to operate and grow our business.  However, due to our history of experiencing negative cash flow from operations and the debt financing that we were forced to put in place to cover this historical negative cash flow, we find ourselves in the position of having approximately $4.2 million of debt coming due on July 1, 2010 that we may not be able to repay from our operating cash flow.  While we currently expect to be able to refinance this debt or reach an agreement to extend the maturity date of this debt, there can be no assurances that this will in fact occur.  Failure to refinance or extend the maturity date of this debt will have a material adverse effect on our financial condition and our ability to continue as a going concern (see “Item 1A. Risk Factors”).

In addition, while we expect to be able to fund our operations from cash flow, if that is not the case, our long term viability will again depend on our ability to obtain adequate sources of debt or equity funding to fund the continuation of our business operations and to ultimately achieve adequate profitability and cash flows to sustain our operations. We will need to increase revenues from software licenses, transaction-based software license contracts and professional services agreements to become profitable.

Cash and cash equivalents decreased by $499,530 from $903,393 at March 31, 2008 to $403,863 at March 31, 2009. Cash  provided by/(used in) operating activities was $279,445 in fiscal 2009 as compared to $(2,741,323).  The increase in cash flow was attributable to the combination of a significant increase in revenue and a significant decrease in general and administrative expense.

Cash used for investing activities for fiscal 2008 and 2009 consisted of the purchase and sale of property and equipment totaling $117,850 and $14,538, respectively.

Financing activities used cash of $764,438 in fiscal 2009, and included $3,703,500 in proceeds from a related party loan, offset by $4,000,000 repayment of convertible promissory notes, $432,659 in deferred financing costs and $35,279 in notes payable to a vendor.

Financing activities provided cash of $3,622,290 in fiscal 2008, which included $4,000,000 in proceeds from the issuance of senior secured convertible notes, $305,000 in proceeds from stock sales, that was partially offset by $256,066 repayment of convertible promissory notes, $56,640 in repayment of notes payable and $370,004 in deferred financing cost associated with such senior secured convertible notes.

Assuming that we are able to refinance or extend the maturity date of our debt as discussed above, as a result of our increased level of transactional revenues achieved in fiscal 2009, and the expected increase in revenues to be received from recently received contracts, we believe we currently have adequate capital resources to fund our anticipated cash needs through March 31, 2010 and beyond. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.

Recently Issued Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 157-2. FSP 157-2 delays the effective date of Statement of Financial Accounting Standards (“SFAS 157”), Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157.  This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008.  The Company does not expect FSP 157-2 to have a material impact on its financial statements.

FASB Staff Position No. 157-3. On October 10, 2008, the FASB issued FASB Staff Position 157- 3 (“FSP 157-3”) Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 applies to financial assets within the scope of SFAS 157. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In situations in which there is little, if any, market activity for an asset at the measurement date, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Additionally, in determining fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset.  The Company does not expect FSP 157-3 to have a material impact on its financial statements.

In December 2007, the FASB issued a revision and replacement of SFAS 141(“SFAS 141R”), “Business Combinations,” to increase the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R replaces SFAS 141, “ Business Combinations ” but, retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is to be applied prospectively. Early adoption is prohibited. SFAS 141R will impact the Company only if it elects to enter into a business combination subsequent to March 31, 2009.

In December 2007, the FASB issued “SFAS 160,” “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“ARB 51”) to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which does not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company does not believe that the adoption of SFAS 160 would have a material effect on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets”  (“SFAS 142-3”). This statement revises the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142,  Goodwill and Other Intangible Assets . The goal of SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R,  Business Combinations,  and other U.S. GAAP. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect SFAS 142-3 to have a material impact on its financial statements.

In July 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.   The levels of authority of the accounting principles available for the preparation of financial statements were previously issued by the American Institute of Certified Public Accountants. The FASB decided that accounting principles applicable to GAAP should be adopted as a FASB Statement.  SFAS 162 does not set an effective date. It will become effective 60 days following approval by the Securities and Exchange Commission of amendments made by the Public Accounting Oversight Board to AU Section 411,  “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Effects of applying the provisions of SFAS 162 must be reported as changes in accounting principle in accordance with SFAS No. 154,  “Accounting Changes and Error Corrections”  (“SFAS 154”).  A company must follow the disclosure requirements of SFAS 154 and additionally disclose the accounting principles that were used before and after the application of the provisions of SFAS 162 and the reasons why applying this Statement resulted in a change in accounting principle.  The Company does not expect SFAS 162 to have a material impact on its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

US DATAWORKS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

US Dataworks, Inc.

We have audited the accompanying balance sheets of US Dataworks, Inc. as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Dataworks, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2009 in conformity with U.S. generally accepted accounting principles.

/s/ Ham, Langston & Brezina, LLP

Houston, Texas
June  29, 2009

US DATAWORKS, INC.
BALANCE SHEETS

	March 31, 2009	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$403,863	$903,393
Accounts receivable, trade	845,747	856,261
Prepaid expenses and other current assets	186,578	145,915
Total current assets	1,436,188	1,905,569
Property and equipment, net	305,783	478,687
Goodwill, net	4,020,698	4,020,698
Other assets	194,359	357,124

Total assets	$5,957,028	$6,762,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current Portion of Note Payable – Equipment	$35,279	$35,279
Deferred revenue	223,688	200,833
Accounts payable	247,132	271,677
Accrued expenses	199,940	366,538
Interest payable – related parties	38,336	18,188
Notes payable – related parties	4,203,500	—
Derivative – Compounded Embedded	—	353,749
Derivative – Warrants	—	267,532
Total current liabilities	4,947,875	1,513,796
Long-term Note Payable – Equipment	17,639	52,918
Long-term Note Payable – Related Party	—	500,000
Long-term convertible promissory note, net unamortized discount of $1,995,636	—	2,004,364
Total long term liabilities	17,639	2,557,282
Total liabilities	4,965,514	4,071,078
Commitments and Contingencies

Stockholders’ Equity:

Convertible Series B preferred stock, $0.0001 par value; 700,000 shares authorized; 549,667 shares issued and outstanding; $0.75 liquidation preference, dividends of $334,841 and $293,596 in arrears as of March 31, 2009 and 2008, respectively	55	55
Common stock, $0.0001 par value; 90,000,000 shares authorized; 32,730,870 and 32,062,962 shares issued and outstanding as of March 31, 2009 and 2008 , respectively	3,273	3,206
Additional paid-in capital	65,063,737	64,778,977
Accumulated deficit	(64,075,551)	(62,091,238)

Total stockholders’ equity	991,514	2,691,000

Total liabilities and stockholders’ equity	$5,957,028	$6,762,078

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF OPERATIONS

for the years ended March 31, 2009 and 2008
_____

	2009	2008

Revenues:
Software licensing revenues	$245,931	$282,045
Software transactional revenues	2,158,409	1,848,130
Software maintenance revenues	892,171	896,358
Professional services revenues	4,700,476	2,820,332

Total revenues, net sales discounts in 2009 and 2008 of $0 and $129,272, respectively	7,996,987	5,717,593

Cost of Sales	2,159,579	1,964,555

Gross Profit	5,837,408	3,753,038

Operating expenses:
General and administrative	4,932,846	6,144,484
Depreciation and amortization	187,443	181,255
Goodwill impairment	—	10,112,931

Total operating expenses	5,120,289	16,438,670

Income/(loss) from operations	717,119	(12,685,632)

Other income (expense):
Financing costs	(348,210)	(152,680)
Interest expense	(2,712,621)	(458,675)
Interest expense – related parties	(333,137)	(47,256)
Loss on disposition of assets	-	(44,231)
Other income (expense)	71,255	19,346
Gain on derivative liabilities	621,281	1,694,237

Total other income (expense)	(2,701,432)	1,010,741

Loss before provision for income taxes	(1,984,313)	(11,674,891)

Provision for income taxes	—	—

Net loss	$(1,984,313)	$(11,674,891)

Basic and diluted loss per share	$(0.06)	$(0.37)

Basic and diluted weighted-average shares outstanding	32,444,764	31,744,212

The accompanying notes are an integral part of these financial statements.

 US DATAWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended March 31, 2009 and 2008

	Preferred Stock Convertible Series B		Common Stock
	Shares	Amount	Shares	Amount

Balance, March 31, 2007	549,667	$55	37,400,462	$3,740
Warrants issued in exchange for note extension
Warrants issued in exchange for services
Common stock issued for cash			762,500	76
Common stock returned from escrow	—	—	(6,100,000)	(610)
Stock based compensation	—	—	—	—
Net (loss)	—	—	—	—
Balance at March 31, 2008	549,667	$55	32,062,962	$3,206

[additional columns below]

[continued from above table, first column(s) repeated]

	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, March 31, 2007	$64,056,135	$(50,416,347)	$13,643,583
Warrants issued in exchange for note extension	41,588		41,588
Warrants issued in exchange for services	38,000		38,000
Common stock issued for cash	304,924		305,000
Common stock returned from escrow	610	—	—
Stock based compensation	337,720	—	337,720
Net (loss)	—	(11,674,891)	(11,674,891)
Balance at March 31, 2008	$64,778,977	$(62,091,238)	$2,691,000

US DATAWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended March 31, 2009 and 2008

	Preferred Stock Convertible Series B		Common Stock
	Shares	Amount	Shares	Amount

Balance, March 31, 2008	549,667	$55	32,062,962	$3,206
Stock based compensation	—	—	667,908	67
Net (loss)	—	—	—	—
Balance at March 31, 2009	549,667	$55	32,730,870	$3,273

[additional columns below]
[continued from above table, first column(s) repeated]

	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, March 31, 2008	$64,778,977	$(62,091,238)	$2,691,000
Stock based compensation	284,760	—	284,827
Net (loss)	—	(1,984,313)	(1,984,313)
Balance at March 31, 2009	$65,063,737	$(64,075,551)	$991,514

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF CASH FLOWS
for the years ended March 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss from continuing operations	$(1,984,313)	$(11,674,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	187,445	181,255
Amortization of deferred financing costs	595,425	44,987
Compensatory element of warrants associated with financing costs	—	79,588
Gain on disposition of assets	—	44,231
Amortization of note discount on convertible promissory note	1,995,636	244,627
Goodwill impairment	—	10,112,931
Stock based compensation	284,827	337,720
Gain on derivatives	(621,281)	(1,694,237)
Changes in operating assets and liabilities:
Accounts receivable	10,514	1,323,768
Prepaid expenses and other current assets	(40,667)	(14,003)
Other assets	—	(1,777)
Deferred revenue	22,855	(443,062)
Accounts payable	(24,545)	(648,433)
Accrued expenses	(166,598)	(633,357)
Interest payable	20,148	(670)

Net cash provided by (used) in operating activities	279,446	(2,741,323)

Cash flows from investing activities:
Purchase of property and equipment	(14,538)	(128,700)
Sales of fixed assets	—	10,850

Net cash used in investing activities	(14,538)	(117,850)

Cash flows from financing activities:
Proceeds from related party note	3,703,500	—
Proceeds from convertible promissory notes	—	4,000,000
Repayment of note payable — related party	—	(39,000)
Repayment of convertible promissory note	(4,000,000)	(256,066)
Proceeds from stock sale	—	305,000
Deferred financing costs	(432,659)	(370,004)
Payments on equipment note payable	(35,279)	(17,640)

Net cash (used) / provided by financing activities	(764,438)	3,622,290

Net (decrease) increase in cash and cash equivalents	(499,530)	763,117
Cash and cash equivalents, beginning of year	903,393	140,276
Cash and cash equivalents, end of year	$403,863	$903,393

Supplemental disclosures of cash flow information

Interest paid	$517,049	$118,183
Taxes paid	$—	$—

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

The Company maintains cash deposits with a major bank that, from time-to-time, may exceed federally insured limits; however the Company has not experienced any losses on deposits.

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

SFAS 142 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not have an impairment of goodwill to record for the year ended March 31, 2009 and did record an impairment of goodwill for the year ended March 31, 2008. See the discussion of the impairment in note 4 to these financial statements.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from book value. When the book value approximates fair value, no additional disclosure is made. Fair value estimates of financial instruments are based on relevant market information and may be subjective in nature and involve uncertainties and matters of significant judgment. The Company believes that the carrying value of its assets and liabilities approximate fair value of such items. The Company does not hold or issue financial instruments for trading purposes.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS
____

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

As of March 31, 2009 the Company had no assets or liabilities that were marked to fair value under SFAS 157.

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

Stock Options

Effective April 1, 2006, the Company adopted the SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s financial statements as of and for the year ended March 31, 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the years ended March 31, 2009 and March 31, 2008 was $284,827, and $337,720 respectively, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Bulletin  Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under SFAS No. 123, Accounting for Stock-Based Compensation,. Under the intrinsic value method, no share-based compensation expense had been recognized in the Company’s Statement of Operations prior to April 1, 2006 because the exercise price of the Company’s stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock at the date of grant.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS
____
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the years ended March 31, 2009 and March 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

Upon adoption of SFAS 123R the Company continued to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. In determining the compensation cost of the options granted during the years ended March 31, 2009 and March 31,  2008, as specified by SFAS 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the Year Ending
	March 31,
	2009	2008
Risk-free Interest Rate	2.46%	3.71%
Expected Life of Options Granted	3 years	3 years
Expected Volatility	189%	80%
Expected Dividend Yield	0	0
Expected Forfeiture Rate	30%	30%

As of March 31, 2009, there was approximately $80,573 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a period of 3 years.

Advertising Expense

Advertising costs are charged to expense as incurred. For the years ended March 31, 2009 and 2008, the Company recorded advertising expense of $124,314 and $40,401 respectively.

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

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS
____

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

The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (Options and Warrants typically convert on a one for one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	Year Ended March 31,
	2009	2008

Options outstanding under the Company’s stock option plans	6,964,220	7,521,349
Options granted outside the Company’s stock option plans	1,160,000	1,160,000
Warrants issued in conjunction with private placements	3,538,201	9,939,846
Warrants issued as a financing cost for notes payable and convertible notes payable	4,851,163	1,891,250
Warrants issued for services rendered and litigation settlement	200,000	380,769
Convertible Series B preferred stock (a)	109,933	109,933

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

Three of our customers, American Express, the Federal Reserve Bank, and Regulus accounted for 47%, 22%, and 9% respectively, of our net revenue for the year ended March 31, 2009. Four of our customers, American Express Federal Reserve Bank, Regulus and Citibank accounted for 31% ,24%, 11%, and 10%, respectively, of our net revenue for the year ended March 31, 2008.

At March 31, 2009, amounts due from these three customers accounted for 25%, 19% and 15%, and one additional customer accounted for 15% of the accounts receivable then outstanding.

At March 31, 2008, amounts due from these four customers accounted for 45%, 12%, 11% and 6% of the accounts receivable then outstanding.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS
____

Recently Issued Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 157-2. FSP 157-2 delays the effective date of Statement of Financial Accounting Standards (“SFAS 157”), Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157.  This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008.  The Company does not expect FSP 157-2 to have a material impact on its financial statements.

FASB Staff Position No. 157-3. On October 10, 2008, the FASB issued FASB Staff Position 157- 3 (“FSP 157-3”) Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 applies to financial assets within the scope of SFAS 157. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In situations in which there is little, if any, market activity for an asset at the measurement date, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Additionally, in determining fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset.  The Company does not expect FSP 157-3 to have a material impact on its financial statements.

In December 2007, the FASB issued a revision and replacement of SFAS 141(“SFAS 141R”), “Business Combinations,” to increase the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R replaces SFAS 141, “ Business Combinations ” but, retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is to be applied prospectively. Early adoption is prohibited. SFAS 141R will impact the Company only if it elects to enter into a business combination subsequent to March 31, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of  Accounting Research Bulletin No. 51 (“ARB 51”) to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which does not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company does not believe that the adoption of SFAS 160 would have a material effect on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets”  (“SFAS 142-3”). This statement revises the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142,  Goodwill and Other Intangible Assets . The goal of SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R,  Business Combinations,  and other U.S. GAAP. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect SFAS 142-3 to have a material impact on its financial statements.

In July 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.   The levels of authority of the accounting principles available for the preparation of financial statements were previously issued by the American Institute of Certified Public Accountants. The FASB decided that accounting principles applicable to GAAP should be adopted as a FASB Statement.  SFAS 162 does not set an effective date. It will become effective 60 days following approval by the Securities and Exchange Commission of amendments made by the Public Accounting Oversight Board to AU Section 411,  “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Effects of applying the provisions of SFAS 162 must be reported as changes in accounting principle in accordance with SFAS No. 154,  “Accounting Changes and Error Corrections”  (“SFAS 154”).  A company must follow the disclosure requirements of SFAS 154 and additionally disclose the accounting principles that were used before and after the application of the provisions of SFAS 162 and the reasons why applying this Statement resulted in a change in accounting principle.  The Company does not expect SFAS 162 to have a material impact on its financial statements.

Reclassifications

Certain items in the 2008 financial statements have been reclassified to conform to the 2009 financial statement presentation.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS
____

3.	Property and Equipment

Property and equipment at March 31, 2009 and 2008 consisted of the following:

	2009	2008
Furniture and fixtures	$99,535	$99,535
Telephone and office equipment	182,275	182,275
Computer equipment	734,546	720,005
Computer Software	1,271,098	1,271,098
Leasehold improvements	64,733	64,733
	2,352,187	2,337,646
Less accumulated depreciation and amortization	(2,046,404)	(1,858,959)
Total	$305,783	$478,687

Depreciation and amortization expense for the years ended March 31, 2009 and 2008 was $187,445 and $181,255, respectively.

4.	Goodwill Impairment

Under SFAS No. 142 the Company should review the fair value of a reportable unit if a significant event or if circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. The Company has determined that it did not have an impairment of goodwill to record in the year ended March 31, 2009.

The Company did determine that two significant events occurred in the year ended March 31, 2008 that, when taken together, placed enough downward pressure on the market value of the Company’s common stock to require a review of the fair value of the reportable unit in the quarter ending December 31, 2007. First, in November 2007, the Company issued senior secured convertible notes in the amount of $4,000,000, which increased the Company’s debt significantly and the market price of the Company’s common stock began to fall. Secondly, in December 2007, the Company announced the termination of its Resale Agreement with Hyundai and entered into a Settlement and Release Agreement terminating the Purchase Agreement. This announcement continued the downward pressure on the market value of the Company’s common stock.

In the quarter ending March 31, 2008, the Company performed its annual impairment testing and used a memo purchase price allocation to determine the carrying value of the reportable unit. All assets including certain identified intangible assets were used in the valuation. The carrying value was then compared to the Company’s market value as of March 31, 2008 based on the market capitalization of its common stock. This analysis determined that a total impairment of $10,112,931 occurred during the year and the goodwill was written down as of March 31, 2008 accordingly.

The Company will continue to perform impairment testing annually during the fourth quarter unless any events indicating the presence of impairment factors arise

5.	Notes Payable - Related Parties

In connection with the redemption of the Senior Secured Convertible Promissory Notes due November 13, 2010 discussed below, the Company entered into a Note Purchase Agreement and issued an aggregate of $3,703,500 Senior Secured Notes due August 13, 2009 (“Refinance Notes”). The Refinance Notes were purchased by the Company’s Chief Executive Officer and a member of its Board of Directors (“Holders”). As originally issued, the Refinance Notes bear interest at a rate of 12% per annum with interest payments due in arrears monthly.

Pursuant to the Refinance Notes as originally issued, if the Company fails to pay any amount of principal, interest, or other amounts when and as due, then the Refinance Notes will bear an interest rate of 18% until such time as the Company cures this default. In addition, if the Company is subject to certain events of bankruptcy or insolvency, the Refinance Notes provide that the Holders may redeem all or a portion of the Refinance Notes.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS
____

The Refinance Notes are secured by a Security Agreement, dated August 13, 2008, by and between the Company and the Holders, pursuant to which the Company granted the Holders a security interest in all its personal property, whether now owned or hereafter acquired, including but not limited to, all accounts receivable, accounts, copyrights, trademarks, licenses, equipment and all proceeds as from such collateral.

On February 19, 2009, US Dataworks, Inc. (the "Company") entered into Note Modification Agreements with the holders of  the Refinance Notes due August 13, 2009. Effective as of February 19, 2009, the Note Modification Agreements amended the Refinance Notes as follows: (1) the maturity date of the Refinance Notes was extended from August 13, 2009 to December 31, 2009; (2) the annual interest rate on the Refinance Notes increased from 12% to 13%; and (3) the interest rate escalation clause related to an event of default was deleted. The Note Modification Agreements also added a mandatory principal payment provision that required the Company to reduce the principal balance of the Refinance Notes by 3% of the original principal amount of the Refinance Notes after the end of each calendar quarter starting with March 31, 2009 as long as such payment would not reduce the Company's cash balance below $500,000 as of the last day of such quarter. If making such principal payment would reduce the Company's cash balance below $500,000 as of such date, the amount of the principal payment will be reduced to the amount, if any, by which the Company's cash balance as of such date exceeds $500,000. The amount to be paid is to be determined each quarter and is not cumulative from quarter to quarter. These principal payments are to be made within 10 business days after the end of each quarter. An amendment fee of 1% of the outstanding principal balances of the Refinance Notes will be paid to the holders thereof as follows: 50% upon execution of the Note Modification Agreement and 50% on the 90th day following the execution of the Note Modification Agreement. On May 20, 2009, the Company again entered into Note Modification Agreements with the holders of the Refinance Notes  that amended the Refinance Notes as follows: (1) the Other Note (defined below) was included in the definition of “Permitted Indebtedness” and (2) the Company was allowed to make voluntary interest payments on the Other Note notwithstanding the fact that the Refinance Notes are otherwise senior to the Other Note. On June 26, 2009, the Company again entered into Note Modification Agreements with the holders of the Refinance Notes that amended the Refinance Notes as follows:  (1) the maturity date of the Refinance Notes was extended from December 31, 2009 to July 1, 2009; and (2) the mandatory principal payment provision was revised to provide that to the extent the Company’s cash balance at the end of each calendar quarter exceeds $611,105, one-fourth of such excess amount must be used by the Company to pay down the principal balance of the Refinance Notes and the Company has the discretion to use an additional one-fourth of such excess amount to further pay down the principal balance of the Refinance Notes.  Other than this additional principal payment requirement, the principal payment provision remained unchanged.  In consideration of these amendments, the Company will (i) pay to the holders of the Refinance Notes a fee of $50,000 in cash on July 1, 2009 and (ii) will issue to the holders of the Refinance Notes warrants to purchase 1,854,141 shares of the Company’s common stock at an exercise price of $0.43 per share, these warrants will be subject to the additional terms specified in the Note Modification Agreements, copies of which are filed herewith as exhibits to this Report.

On September 26, 2006, the Company entered into a note payable with its Chief Executive Officer for $500,000 (“Other Note”). The note bears an 8.75% per annum interest rate, is unsecured and was due September 25, 2007. On September 25, 2007, the Company entered into a new note payable agreement that supersedes and supplants the September 2006 note. As of March 31, 2009 the outstanding balance on this note payable was $500,000. As originally issued, the principal, together with any unpaid accrued interest on the new note payable, shall be due and payable in full on demand on the earlier of: (i) the full and complete satisfaction of certain senior secured convertible notes (the “November Notes”) issued by the Company to certain investors on November 13, 2007 and (ii) ninety-one (91) days following the expiration of the term of the November Notes (such date described in (i) and (ii) hereinafter the “Demand Date”), unless such date is extended by the mutual agreement of the parties. On May 20, 2009, the Company entered into a Note Modification Agreement with the holder of the Other Note. Effective as of May 20, 2009, the Note Modification Agreement amended the Note as follows: (1) it was clarified that the Note was a demand note for which full payment can be required at any time on or after the maturity date; (2) the maturity date of the Note was extended to December 31, 2009; and (3) the Company was allowed to make voluntary prepayments under the Note without penalty. On June 26, 2009, the Company again entered into a Note Modification Agreement (a copy of which is filed herewith as an exhibit to this Report) with the holder of the Other Note that extended the maturity date of the Other Note from December 31, 2009 to July 1, 2010.  In consideration of this amendment, the Company will pay to the holder of the Other Note a fee of $6,666.67 in cash on July 1, 2009.

Notes Payable

In August 2007, the Company entered into a note payable with an equipment vendor to purchase new telephone equipment for     $105,835. The note bears a 10.68% per annum interest rate, is secured by the equipment and is due in 36 equal monthly installments of $3,418. As of March 31, 2009 and 2008, the outstanding balance on this Note Payable was $52,918 and $88,197 respectively.

6.	Convertible Promissory Notes

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

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS
____

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

In consideration for entering into the Put Agreement, the Company paid to the Put Grantors a fee (the “Put Grantor Fee”) equal to an initial installment of two percent (2%) of the outstanding Note principal for the initial six months of the Note’s term and an additional fee equal to .50% of the outstanding Note principal for the next three months, after which time the Put Agreement terminated. The Put Grantor Fee was shared equally by the Put Grantors and accrued immediately upon the start of each of the time periods described above.

In connection with the issuance of the Notes, the Company has also issued to the Investors warrants (the “Warrants”) to purchase an aggregate of 4,651,162 shares of Common Stock (such Common Stock exercisable from the Warrants, “Warrant Shares”) at the exercise price of $0.43 per share, which is equal to 110% of the dollar volume-weighted average price for the Common Stock on November 12, 2007, subject to anti-dilution provisions; provided, however, the Investor may not beneficially own more than the Maximum Percentage following such exercise. The Warrants may be exercised at any time until 11:59 p.m., New York time on November 13, 2012.

The Company was obligated to reserve for issuance upon conversion of the Notes and is obligated to reserve for issuance upon exercise of the Warrants shares of Common Stock equal to at least 130% of the Conversion Shares and Warrant Shares.

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

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS
____

The warrants included with this note for purchase of the Company’s common stock had an initial value of $1,279,549. This amount has been classified as a derivative financial instrument and recorded as discount to the convertible notes and derivative liability on our balance sheet in accordance with SFAS No. 133. The estimated fair value of the warrants at the date of issuance was determined using the Black-Scholes option-pricing model with a closing price of $0.43, the respective exercise price of the warrants, a 5 year term, and an 80% volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility, approximate risk-free interest rate (3.84%), remaining term to maturity, and the closing price of the company’s common stock to determine the estimated fair value of the derivative liability. In accordance with the provisions of SFAS No. 133, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income (expense) on its statement of operations. Due to the retirement of the debt on August 13, 2008, the embedded derivative liability associated with the warrants was terminated resulting in an other income item of $220,674.

The recorded value of the warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

On July 15, 2008, the Company gave notice to the Investors of their respective rights of optional redemption of the Notes on August 13, 2008. In respect thereto, the Company received optional redemption notices from each of the Investors. On August 13, 2008, using the proceeds from the issuance of the Refinance Notes (discussed in Note 5), the Company repaid principal of $4,000,000 and $38,808 of interest accrued on the principal from and including July 1, 2008 through August 12, 2008 and the notes were thereby retired.

7.	Commitments and Contingencies

     Leases

The Company leases an office in Sugar Land, Texas under an operating lease agreement that expires in July 2012. Rent expense was $388,226 and $380,118 for the years ended March 31, 2009 and 2008, respectively.

Future minimum lease payments under operating leases at March 31, 2009 were as follows:

Year Ended March 31,	Operating Lease

2010	$347,615
2011	350,747
2012	355,444
2013	119,003

$1,172,809

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

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS
____

8.	Income Taxes

The tax effects of temporary differences that give rise to deferred taxes at March 31, 2009 and 2008 were as follows:

	2009	2008
Deferred tax assets:
United States federal net operating loss carryforwards	$10,297,779	$10,267,648
Effect of state net operating loss carryforwards	41,014	41,014
Accrued liabilities	26,660	56,605
Basis of Property & Equipment	29,772	7,088
Deferred Revenue	76,054	—
Total deferred tax assets	10,471,279	10,372,355
Valuation allowance	(10,471,279)	(10,372,355)
Net deferred tax assets	$—	$—

The valuation allowance increased by $98,924 during the year ended March 31, 2009 and increased by $86,791 during the year ended March 31, 2008. At March 31, 2009, the Company had approximately $30,288,000 of federal net operating loss carryforwards attributable to losses incurred since the Company’s inception that may be offset against future taxable income from 2021 through 2028. Because United States tax laws and the tax laws of most states limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Based on such limitations, the Company has significant NOL carryforwards for which realization of tax benefits is uncertain. Further, the benefit from utilization of NOL carryforwards could be subject to limitations if material ownership changes occur in the Company. For the years ended March 31, 2009 and 2008, the Company recognized revisions to deferred tax assets with offsetting revisions to the valuation allowance that resulted in an insignificant net change in the aggregate of total deferred tax assets less the valuation allowance.

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as follows:

	2009	2008

Income tax benefit at federal statutory rate	34.0%	34.0%
Non-deductible interest expense from beneficial conversion feature and issuance of common stock and stock warrants	(34.2)	(0.8)
Non-deductible compensation and other expense arising from issuance of common stock and stock warrants	(4.9)	(1.1)
Non-deductible goodwill impairment	—	(32.0)
Non-Taxable gain on derivative liabilities	10.6	5.4
Revision to net operating loss carryforward	(3.5)	—
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	1.7	(7.9)
Other	(3.7)	2.4
Total	—%	—%

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS
____

9.	Stockholders’ Equity

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

At March 31, 2009 and 2008, there were accumulated, undeclared dividends in arrears of $334,841 and $295,596, or $3.05 per share and $2.67 per share, respectively.

Common Stock and Warrants

During the year ended March 31, 2009, the Company completed the following:

The Company granted 50,000 shares of restricted common stock at $0.12 per share,  50,000 shares of restricted common stock at $0.22, and 50,000 shares of restricted common stock at $0.15 based on the closing price of the common stock on the respective grant dates, to the President and Chief Operating Officer pursuant to his employment agreement, and 55,555 shares valued at $0.12 per share, 80,000 shares valued at $0.22, and 82,353 shares at $0.15 based on the closing price of the common stock on the respective grant dates, to an independent member of the Board of Directors associated with his service as a member of the Company’s Executive Committee.

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

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS
____

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

During the years ended March 31, 2009 and 2008, the Company granted 483,335 and 1,060,500 stock options, respectively, to certain employees that may be exercised at prices ranging between $0.26 and $0.26, and between $0.61 and $0.15, respectively.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding, March 31, 2007	6,565,349	$0.74	1,160,000	$1.02
Granted	1,060,500	$0.45	—	$—
Forfeited/cancelled	(104,500)	$0.81	—	$—
Outstanding, March 31, 2008	7,521,349	$0.70	1,160,000	$1.02
Granted	483,335	$0.26	—	$—
Forfeited/cancelled	(1,040,464)	$0.58	—	$—
Outstanding, March 31, 2009	6,964,220	$0.68	1,160,000	$1.02
Exercisable, March 31, 2009	6,331,059	$0.72	1,160,000	$1.02

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at March 31, 2009 were 6.35 years and $0.73, respectively. The exercise prices for the options outstanding at March 31, 2009 ranged from $0.15 to $6.25, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Weighted- Average Exercise Price of Options Exercisable

$0.15 - 0.80	5,678,884	5,045,723	6.83 years	$0.53	$0.55
$0.81 - 1.35	1,734,836	1,734,836	5.37 years	$0.93	$0.93
$1.36 - 6.25	710,500	710,500	4.89 years	$1.88	$1.88
	8,124,220	7,491,059

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS
____

10.	Liquidity

Because of our ability to increase revenue while at the same time reducing general and administrative expenses, we experienced positive cash flow from operations in fiscal 2009. However, due to our history of experiencing negative cash flow from operations and the debt financing that we were forced to put in place to cover this historical negative cash flow, we find ourselves in the position of having approximately $4.2 million of debt coming due on July 1, 2010, (See Note 11 herein) that we may not be able to repay from our operating cash flow.  While we currently expect to be able to refinance this debt or reach an agreement to extend the maturity date of this debt, there can be no assurances that this will in fact occur.  Failure to refinance or extend the maturity date of this debt may have a material adverse effect on our financial condition and our ability to continue as a going concern (see “Item 1A. Risk Factors”).

In addition, while we expect to be able to fund our operations from cash flow, if that is not the case, our long term viability will again depend on our ability to obtain adequate sources of debt or equity funding to fund the continuation of our business operations and to ultimately achieve adequate profitability and cash flows to sustain our operations. We will need to increase revenues from software licenses, transaction-based software license contracts and professional services agreements to become profitable.

11.	Subsequent Events

Subsequent to March 31, 2009, the Company entered into certain amendments with the holders of an aggregate of $4,203,500 principal amount of debt that was scheduled to mature on December 31, 2009 to, among other things, extend the maturity date of such debt to July 1, 2009 (see Note 5 herein).  These amendments will have the effect of requiring the Company to reclassify this debt as a long term liability (from a current liability) as of June 26, 2009.  Assuming this transaction had taken place prior to March 31, 2009, the below Proforma Balance Sheet shows the impact this transaction would have had.

PROFORMA AND AS REPORTED BALANCE SHEETS For the year ended March 31, 2009

	As Reported	Proforma

Total Assets	$5,957,028	$5,957,028
Total Current Liabilities including current portion of Long Term Notes Payable	4,947,875	1,279,006
Total Long Term Liabilities	17,639	3,686,508
Total liabilities	4,965,514	4,965,514
Stockholders Equity	991,514	991,514

In connection with the loan amendments discussed above, the Company agreed to issue to the note holders warrants to acquire 1,854,141 shares of the Company’s common stock  at an exercise price of $0.43 per share (see Note 5 herein) and pay cash extension fees of approximately $57,000 payable on July 1, 2009.  Based on a valuation performed as of June 26, 2009 the Company currently estimates that it will record a non-cash charge of $320,157 in connection with the issuance of the warrants, which will be amortized over the period beginning on June 26, 2009 and ending on July 1, 2010. The cash extension fee will be expensed at the time of payment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLSOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions,  have concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting.   Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the [Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework]. Based on the assessment using those criteria, management concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 is incorporated by reference pursuant to Regulation 14A under Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We expect to file a definitive proxy statement with the Securities and Exchange Commission (the “SEC”) within 120 days after the close of our fiscal year ended March 31, 2009.

ITEM 11.  EXECUTIVE COMPENSATION

Item 11 is incorporated by reference pursuant to Regulation 14A under the Exchange Act.  We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended March 31, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is incorporated by reference pursuant to Regulation 14A under the Exchange Act.  We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended March 31, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 is incorporated by reference pursuant to Regulation 14A under the Exchange Act.  We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended March 31, 2009.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Item 14 is incorporated by reference pursuant to Regulation 14A under the Exchange Act.  We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended March 31, 2009.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3(i).5	Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S— 3 filed May 14, 2002).

3(ii)**	Amended and Restated Bylaws (reflecting an amendment to the Bylaws adopted on February 19, 2009 as reported in the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2009).

4.1	Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

4.2
Registration Rights Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

4.3
Registration Rights Agreement, dated as of November 13, 2007, by and between the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarter Report on Form 10-QSB for the quarter ended December 31, 2007).

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-148039) filed with the SEC on December 13, 2007).

Exhibit Number	Description of Document
4.5
Rights Agreement, dated July 24, 2003, by and between the Registrant and Corporate Stock Transfer (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2003).

4.6
Amendment No. 2 to Rights Agreement, dated November 13, 2007, by and between the Registrant and American Stock Transfer & Trust (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 14, 2007).

10.1†	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrants' Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.2†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2003).

10.3†	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S— 8 (File No. 333— 102842)).

10.4†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2003).

10.5†	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

10.6†
Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Mario Villarreal. (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.7†
Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.8†	Employment Agreement dated June 12, 2008 between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8— K filed June 18, 2008).

10.9	Lease Agreement dated as of June 22, 2007, by and between Registrant and Parkway Properties LP.

Exhibit Number	Description of Document
10.10
Master License Agreement, effective as of October 15, 1999, by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).

10.11
Schedule Number 1 to Master License Agreement, dated July 22, 2005, by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).

10.12*	Formal Purchase Order from American Express Travel Related Services Company, Inc. pursuant to the Master Agreement for Consulting Services dated June 16, 2005, as amended

10.13
Note Purchase Agreement dated August 13, 2008, by and between the Company and signatories thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.14
Security Agreement dated August 13, 2008 made by the Company in favor of Charles E. Ramey, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.15
Form of US Dataworks, Inc. Refinancing Secured Note dated August 13, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.16
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated February 19, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2009).

10.17
Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated February 19, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2009).

10.18†
Outside Director Compensation Plan dated April 20, 2009 but effective as of April 1, 2009 (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 23, 2009).

10.19
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated May 20, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.20
Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated May 20, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.21
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated May 20, 2009 (Other Note) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.22**	Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated June 26, 2009 (Refinance Note).

10.23**	Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated June 26, 2009 (Refinance Note).

10.24**	Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated June 26, 2009 (Other Note).

23**	Consent of Independent Registered Public Accounting Firm

24.1**	Power of Attorney (included on signature page).

31.1**	Section 302 Certification of Chief Executive Officer.

31.2**	Section 302 Certification of Chief Financial Officer or person performing similar functions.

32.1**	Section 906 Certification of Chief Executive Officer.

32.2**	Section 906 Certification of Chief Financial Officer or person performing similar functions.

†       Indicates management contract or compensatory plan or arrangement.
*       Confidential treatment requested.
**    Filed herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US DATAWORKS, INC.

By:	/s/ Charles E. Ramey
Charles E. Ramey
Chief Executive Officer

Date: June 29, 2009

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles E. Ramey and John McLaughlin, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10- K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles E. Ramey	Chief Executive Officer	June 29, 2009
Charles E. Ramey	(Principal Executive Officer)
and Director

Chief Accounting Officer
/s/ John T. McLaughlin	(Principal Accounting Officer and Principal	June 29, 2009
John T. McLaughlin	Financial Officer)

/s/ Joe Abrell	Director	June 29, 2009
Joe Abrell

/s/ Anna C. Catalano	Director	June 29, 2009
Anna C. Catalano

/s/ G. Richard Hicks	Director	June 29, 2009
G. Richard Hicks

/s/ J. Patrick Millinor	Director	June 29, 2009
J. Patrick Millinor

/s/ John L. Nicholson, M.D.	Director	June 29, 2009
John L. Nicholson, M.D.

/s/ Mario Villarreal	Director	June 29, 2009
Mario Villarreal

/s/ Hayden D. Watson	Director	June 29, 2009
Hayden D. Watson

/s/ Thomas L. West, Jr.	Director	June 29, 2009
Thomas L. West, Jr.

 EXHIBIT INDEX

Exhibit Number	Description of Document
3(i).1	Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

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

3(i).5	Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S— 3 filed May 14, 2002).

3(ii)**	Amended and Restated Bylaws (reflecting an amendment to the Bylaws adopted on February 19, 2009 as reported in the Registrant’s Current Report on Form 8-K filed with SEC on February 25, 2009).

4.1	Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2002).

4.2
Registration Rights Agreement, dated as of April 16, 2004, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2004).

4.3
Registration Rights Agreement, dated as of November 13, 2007, by and between the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarter Report on Form 10-QSB for the quarter ended December 31, 2007).

Exhibit Number	Description of Document
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-148039) filed with the SEC on December 13, 2007).

4.5
Rights Agreement, dated July 24, 2003, by and between the Registrant and Corporate Stock Transfer (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2003).

4.6
Amendment No. 2 to Rights Agreement, dated November 13, 2007, by and between the Registrant and American Stock Transfer & Trust (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 14, 2007).

10.1†	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.2†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2003).

10.3†	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S— 8 (File No. 333— 102842)).

10.4†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10— KSB for the year ended March 31, 2003).

10.5†	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended September 30, 2003).

10.6†
Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Mario Villarreal. (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

10.7†
Nonstatutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10— QSB for the quarter ended June 30, 2003).

Exhibit Number	Description of Document
10.8†	Employment Agreement dated June 12, 2008 between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8— K filed June 18, 2008).

10.9	Lease Agreement dated as of June 22, 2007, by and between Registrant and Parkway Properties LP.

10.10
Master License Agreement, effective as of October 15, 1999, by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).

10.11
Schedule Number 1 to Master License Agreement, dated July 22, 2005, by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).

10.12*	Formal Purchase Order from American Express Travel Related Services Company, Inc. pursuant to the Master Agreement for Consulting Services dated June 16, 2005, as amended

10.13
Note Purchase Agreement dated August 13, 2008, by and between the Company and signatories thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.14
Security Agreement dated August 13, 2008 made by the Company in favor of Charles E. Ramey, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.15
Form of US Dataworks, Inc. Refinancing Secured Note dated August 13, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.16
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated February 19, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2009).

10.17
Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated February 19, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2009).

10.18†
Outside Director Compensation Plan dated April 20, 2009 but effective as of April 1, 2009 (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 23, 2009).

10.19
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated May 20, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.20
Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated May 20, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.21
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated May 20, 2009 (Other Note) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.22**	Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated June 26, 2009 (Refinance Note).

10.23**	Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated June 26, 2009 (Refinance Note).

10.24**	Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated June 26, 2009 (Other Note).

23**	Consent of Independent Registered Public Accounting Firm

24.1**	Power of Attorney (included on signature page).

31.1**	Section 302 Certification of Chief Executive Officer.

31.2**	Section 302 Certification of Chief Financial Officer or person performing similar functions.

32.1**	Section 906 Certification of Chief Executive Officer.

32.2**	Section 906 Certification of Chief Financial Officer or person performing similar functions.

†       Indicates management contract or compensatory plan or arrangement.
*       Confidential treatment requested.
**     Filed herewith.