Form 10-Q
period 2009-06-30
US DATAWORKS INC
filed 2009-08-14
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicated the number of shares outstanding of the issuer’s classes of common stock as of August 4, 2009: 32,780,870

US DATAWORKS, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2009

NOTE REGARDING FORWARD LOOKING STATEMENTS AND CERTAIN TERMS

When used in this Report, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, our operating expenses, our strategic opportunities, adequacy of capital resources, our potential professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, expectations regarding net losses, expectations regarding cash flow and sources of revenue, benefits of our relationship with an MSP, statements regarding our growth and profitability, investments in marketing and promotion, fluctuations in our operating results, our need for future financing, effects of accounting standards on our financial statements, our investment in strategic partnerships, development of our customer base and our infrastructure, our dependence on our strategic partners, our dependence on personnel, our employee relations, anticipated benefits of our restructuring, our disclosure controls and procedures, our ability to respond to rapid technological change, expansion of our technologies and products, benefits of our products, our competitive position, statements regarding future acquisitions or investments, our legal proceedings, and our dividend policy.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed herein, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks referred to in “Item 1A. Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “US Dataworks,” the “Company,” “we,” “us,” or “our” means US Dataworks, Inc.

MICRworks™, Clearingworks®, Returnworks™, and Remitworks™ are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

US DATAWORKS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
	June 30, 2009 (Unaudited)	March 31, 2009 (See Note)
Current assets:
Cash and cash equivalents	$500,050	$403,863
Accounts receivable, trade	941,072	845,747
Prepaid expenses and other current assets	298,673	186,578

Total current assets	1,739,795	1,436,188

Property and equipment, net	262,138	305,783
Goodwill, net	4,020,698	4,020,698
Other assets	86,193	194,359

Total assets	$6,108,824	$5,957,028

Note: The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2009 (Unaudited)	March 31, 2009 (See note)
Current liabilities:
Current portion of long term debt	$35,279	$35,279
Deferred revenue	457,368	223,688
Accounts payable	195,927	247,132
Accrued interest – related party	20,061	38,336
Accrued expenses	224,188	199,940
Note payable – related party	—	4,203,500

Total current liabilities	932,823	4,947,875

Long term note payable	8,820	17,639
Long term note payable – related party	500,000	—
Long term note payable – related party, net unamortized discount of $365,406	3,338,094	—

Total long term liabilities	3,846,914	17,639
Total liabilities	4,779,737	4,965,514

Commitments and Contingencies

Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 549,667 shares issued and outstanding $0.75 liquidation preference, dividends of $345,124 and $334,481in arrears as of June 30, 2009 and March 31, 2009, respectively	55	55
Common stock, $0.0001 par value 90,000,000 shares authorized and 32,780,870 and 32,730,870 shares issued and outstanding as of June 30, 2009 and March 31, 2008, respectively	3,278	3,273
Additional paid-in-capital	65,425,216	65,063,737
Accumulated deficit	(64,099,462)	(64,075,551)

Total shareholders’ equity	1,329,087	991,514

Total liabilities and stockholders’ equity	$6,108,824	$5,957,028

Note: The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30,

	2009	2008

Revenues:
Software transactional revenues, net discounts	$521,243	$537,749
Software licensing revenues	—	30,000
Software maintenance revenues	212,371	228,874
Professional services revenues	1,274,847	1,272,426

Total revenues	2,008,461	2,069,049

Cost of sales	558,142	537,494

Gross profit	1,450,319	1,531,555

Operating expenses:
Research and development	279,495	261,491
Sales and marketing	81,970	129,235
General and administrative	803,643	985,630
Depreciation and amortization	43,645	48,051
Total operating expense	1,208,753	1,424,407

Income from operations	241,566	107,148

Other income (expense)
Interest expense	(109,602)	(303,716)
Interest expense – related party	(155,875)	(10,907)
Other income	—	56,914
Gain on change in value of derivative liabilities	—	41,080

Total other income/(expense), net	(265,477)	(216,629)

Net loss	$(23,911)	$(109,481)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted-average shares outstanding	32,780,321	32,137,687

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

For the Three Months Ended June 30,

	2009	2008

Cash flows from operating activities:
Net loss	$(23,911)	$(109,481)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	43,645	48,051
Amortization of note discount on convertible promissory	—	165,535
Amortization of note discount on note payable – related party	4,751	—
Amortization of deferred financing costs	108,165	29,737
Stock based compensation	41,328	117,239
Gain on derivatives	—	(41,080)
Changes in operating assets and liabilities:
Accounts receivable	(95,325)	(232,417)
Prepaid expenses and other current assets	(112,095)	(66,988)
Deferred revenue	233,680	270,015
Accounts payable	(51,205)	111,953
Accrued expenses	(44,027)	(119,819)

Net cash provided by operating activities	105,006	172,745

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

For the Three Months Ended June 30,

	2009	2008
Cash flows from financing activities:
Payments on note payable	(8,819)	(8,820)
Net cash used by financing activities	(8,819)	(8,820)
Net increase in cash and cash equivalents	96,187	163,925
Cash and cash equivalents, beginning of period	403,863	903,393
Cash and cash equivalents, end of period	$500,050	$1,067,318

Supplemental disclosures of cash flow information
Interest paid	152,320	96,725

Significant non-cash financing activities:
Accrued liability for note payable -related party, extension fee, included in debt discount	(50,000)	—
Debt discount on extension of note payable -related party, related to the warrants issued	320,157	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business

General

US Dataworks, Inc., a Nevada corporation (the “Company”), develops, markets, and supports payment processing software for the financial services industry. Its customer base includes many of the largest financial institutions as well as credit card companies, government institutions, and high-volume merchants in the United States. The Company was formerly known as Sonicport, Inc.

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

These financial statements should be read in connection with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the fiscal year ending March 31, 2010.

Revenue Recognition

The Company recognizes revenues associated with its software services in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). The Company licenses its software products under nonexclusive, nontransferable license agreements. These arrangements do not require significant production, modification, or customization. Therefore, revenue is recognized when such a license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable, and collectibility is probable.

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

If professional services were provided in connection with the installation of the software licensed, revenue is recognized when these services have been provided.

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

Goodwill

The goodwill recorded on the Company’s books is from the acquisition of US Dataworks, Inc. in fiscal year 2001, which remains the Company’s single reporting unit. Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” requires goodwill for each reporting unit of an entity be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, the Company performs impairment tests annually during its fiscal fourth quarter.

SFAS No. 142 requires goodwill to be tested annually, typically performed during the fourth quarter, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for the year ended March 31, 2009.

Convertible Debt Financing – Derivative Liabilities

The Company reviews the terms of its convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options, that are required to be bifurcated and accounted for separately as a derivative financial instrument.  In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.  Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

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

Stock Options

Effective April 1, 2006, the Company adopted the SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s financial statements as of and for the year ended March 31, 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS No. 123R, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances, was $41,328 for the three months ended June 30, 2009 and $117,239 for the three months ended June 30, 2008.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the statement of operations for the three months ended June 30, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

Upon adoption of SFAS 123R the Company continued to use the Black-Scholes-Merton (“Black Scholes”) option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. There were 400,000 options granted during the three months ended June 30, 2009. There were no options granted during the three months ended June 30, 2008. In determining the compensation cost of the options granted during the three months ended June 30, 2009, as specified by SFAS No. 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2009	2008

Risk-free Interest Rate	1.35%	—
Expected Life of Options Granted	3 years	—
Expected Volatility	208%	—
Expected Dividend Yield	0	—
Expected forfeiture rate	30%	—

As of June 30, 2009, there was approximately $101,763 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a period of three years.

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

The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	For the Three Months Ended
	June 30,
	2009	2008

Options outstanding under the Company’s stock option plans	7,361,720	6,657,153
Options granted outside the Company’s stock option plans	1,160,000	1,160,000
Warrants issued in conjunction with private placements	7,539,364	8,839,364
Warrants issued as a financing cost for notes payable and convertible notes payable	2,054,141	1,891,250
Warrants issued for services rendered and litigation settlement	200,000	300,000
Convertible Series B preferred stock (a)	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion ratio of five shares of Series B preferred stock for one share of common stock.

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

Two of our customers accounted for 58% and 13% of our net revenues for the three months ended June 30, 2009. Two of our customers accounted for 51% and 20% of our net revenues for the three months ended June 30, 2008.

At June 30, 2009, amounts due from significant customers accounted for 77% of accounts receivable. At June 30, 2008, amounts due from significant customers accounted for 68% of accounts receivable

3.	Property and Equipment

Property and equipment as of June 30, 2009 consisted of the following:

Furniture and fixtures	$99,535
Office and telephone equipment	182,275
Computer equipment	734,545
Computer software	1,271,098
Leasehold improvements	64,732
2,352,185
Less accumulated depreciation and amortization	(2,090,047)
Total	$262,138

Depreciation and amortization expense for the three months ended June 30, 2009 and 2008 was $43,645 and $48,051, respectively.

4.	Notes Payable – Related Parties

On November 13, 2007, the Company completed its financing with certain institutional investors that included the issuance of $4,000,000 in aggregate principal amount of senior secured convertible notes due November 13, 2010 (the “Prior Notes”).  Interest on the Prior Notes accrued at a per annum rate equal to the 6-month LIBOR rate plus five hundred basis points. The Prior Notes were convertible at any time into shares of the Company’s common stock at the conversion price of $0.43 per share.  The financing also included the issuance of warrants to purchase a total of 4,651,162 shares of the Company’s common stock at an exercise price of $0.43 per share (the “Warrants”).  The Warrants are exercisable until November 13, 2012 and include anti-dilution provisions that will adjust the number of shares of common stock underlying the Warrants as well as the exercise price of the Warrants in certain instances involving the Company’s issuance of common stock below the exercise price of $0.43 per share.  From the date of issuance through the date that the Prior Notes were paid in full, the conversion feature of the Prior Notes and the Warrants were accounted for as an embedded derivative in accordance with SFAS 133.  The Prior Notes were redeemed in full and retired on August 13, 2008 using the proceeds from the Company’s issuance of the Refinance Notes (discussed below).

In connection with the redemption of the Prior Notes, the Company entered into a Note Purchase Agreement and issued an aggregate of $3,703,500 Senior Secured Notes due August 13, 2009 (“RefinanceNotes”). The Refinance Notes were purchased by the Company’s Chief Executive Officer and a member of its Board of Directors (“Holders”). As originally issued, the Refinance Notes bore interest at a rate of 12% per annum with interest payments due in arrears monthly.

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

On February 19, 2009, US Dataworks, Inc. (the "Company") entered into Note Modification Agreements with the holders of the Refinance Notes due August 13, 2009. Effective as of February 19, 2009, the Note Modification Agreements amended the Refinance Notes as follows: (1) the maturity date of the Refinance Notes was extended from August 13, 2009 to December 31, 2009; (2) the annual interest rate on the Refinance Notes increased from 12% to 13%; and (3) the interest rate escalation clause related to an event of default was deleted. The Note Modification Agreements also added a mandatory principal payment provision that required the Company to reduce the principal balance of the Refinance Notes by 3% of the original principal amount of the Refinance Notes after the end of each calendar quarter starting with March 31, 2009 as long as such payment would not reduce the Company's cash balance below $500,000 as of the last day of such quarter. If making such principal payment would reduce the Company's cash balance below $500,000 as of such date, the amount of the principal payment will be reduced to the amount, if any, by which the Company's cash balance as of such date exceeds $500,000. The amount to be paid is to be determined each quarter and is not cumulative from quarter to quarter. These principal payments are to be made within 10 business days after the end of each quarter. An amendment fee of 1% of the outstanding principal balances of the Refinance Notes was paid to the holders thereof.

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

On June 26, 2009, the Company again entered into Note Modification Agreements with the holders of the Refinance Notes that amended the Refinance Notes as follows: (1) the maturity date of the Refinance Notes was extended from December 31, 2009 to July 1, 2010; and (2) the mandatory principal payment provision was revised to provide that to the extent the Company’s cash balance at the end of each calendar quarter exceeds $611,105, one-fourth of such excess amount must be used by the Company to pay down the principal balance of the Refinance Notes and the Company has the discretion to use an additional one-fourth of such excess amount to further pay down the principal balance of the Refinance Notes. Other than this additional principal payment requirement, the principal payment provisions remained unchanged. In consideration of these amendments, the Company  (i) paid to the holders of the Refinance Notes a fee of $50,000 in cash on July 1, 2009 and (ii) issued to the holders of the Refinance Notes warrants to purchase 1,854,141 shares of the Company’s common stock at an exercise price of $0.43 per share, with these warrants being subject to the additional terms specified in the Note Modification Agreements. The warrants were assigned an initial fair value of $320,157 using a lattice model with the following primary assumptions: 209% annual volatility, risk free rate of 2.58%, initial target exercise price at 200% of exercise price, and exercise behavior limited based on trading volume projections. In accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The consideration paid to the holders has been accounted for as an additional debt discount amortized over the remaining term of the Refinance Notes. The Company recognized $4,751 in amortized expense in the period ending June 30, 2009 associated with the debt discount.

On September 26, 2006, the Company entered into a note payable with its Chief Executive Officer for $500,000 (“Other Note”). The note bears an 8.75% per annum interest rate, is unsecured and was due September 25, 2007. On September 25, 2007, the Company entered into a new note payable agreement that supersedes and supplants the September 2006 note. As of June 30, 2009 the outstanding balance on this note payable was $500,000. As originally issued, the principal, together with any unpaid accrued interest on the new note payable, shall be due and payable in full on demand on the earlier of: (i) the full and complete satisfaction of certain senior secured convertible notes (the “November Notes”) issued by the Company to certain investors on November 13, 2007 and (ii) ninety-one (91) days following the expiration of the term of the November Notes (such date described in (i) and (ii) hereinafter the “Demand Date”), unless such date is extended by the mutual agreement of the parties.

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

On June 26, 2009, the Company again entered into a Note Modification Agreement with the holder of the Other Note that extended the maturity date of the Other Note from December 31, 2009 to July 1, 2010. In consideration of this amendment, the Company paid to the holder of the Other Note a fee of $6,667 in cash on July 1, 2009.

5.	Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 authorized shares of $0.0001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

Convertible Series B Preferred Stock

The Company has 700,000 shares authorized and 549,667 shares issued and outstanding of $0.0001 par value convertible Series B preferred stock. The Series B preferred stock has a liquidation preference of $0.75 per preferred share (3.75 per common share) and carries a 10% cumulative preferred dividend payable each March 1 and September 1. The Series B preferred stock is convertible into shares of common stock at a conversion ratio of five shares of Series B preferred stock for one share of common stock (109,933). The Company has the right to redeem the Series B preferred stock at any time after issuance at a redemption price of $0.83 per preferred share ($4.15 per common share), plus any accrued but unpaid dividends.

At June 30, 2009 and 2008, there were accumulated, undeclared dividends in arrears of $345,124 and $303,879 respectively.

Stock Options

In August 1999, the Company implemented its 1999 Stock Option Plan (the “1999 Plan”). In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”), which amended and restated the 1999 Plan. Under the 2000 Plan, the maximum aggregate number of shares which may be granted  is 9,000,000. The exercise price for incentive stock options must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and typically expire 10 years from the date of grant. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting.

During the three months ended June 30, 2009 the Company granted 400,000 stock options.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
	Shares	Weighted- Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding, March 31, 2009	6,964,220	$0.68	1,160,000	$1.02
Granted	400,000	$0.20	—	—
Exercised	—	—	—	—
Forfeited/canceled	2,500	$0.80	—	—
Outstanding, June 30, 2009	7,361,720	$0.66	1,160,000	$1.02
Exercisable, June 30, 2009	6,343,559	$0.72	1,160,000	$1.02

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at June 30, 2009 were 6.27 years and $0.71, respectively. The exercise prices for the options outstanding at June 30, 2009 ranged from $0.15 to $6.25 per share, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Weighted- Average Exercise Price of Options Exercisable

$0.15 – 0.80	6,076,384	5,058,223	6.79 years	$0.51	$0.55
$0.81 – 1.35	1,734,836	1,734,836	5.13 years	$0.93	$0.93
$1.36 – 6.25	710,500	710,500	4.64 years	$1.88	$1.88
	8,521,720	7,503,559

Restricted Stock

During the three months ended June 30, 2009, the Company granted 50,000 shares of restricted common stock at $0.21 per share based on the closing price of the common stock on the grant date, to the President and Chief Operating Officer pursuant to his employment agreement

The Company expensed $2,625 related to these grants during the three months ended June 30, 2009. The shares are granted under the 2000 Plan.

 During the three months ended June 30, 2009, the Company granted 40,714 shares of common stock to its outside directors pursuant to the Company’s Outside Director Compensation Plan effective as of April 1, 2009.

6.	Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) on April 1, 2008.  SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of June 30, 2009, the Company had no assets or liabilities that were marked to fair value under SFAS 157.

7.	Liquidity

Because of our ability to increase revenue while at the same time reducing general and administrative expenses, we experienced positive cash flow from operations in fiscal 2009 and in the quarter ended June 30, 2009. However, due to our history of experiencing negative cash flow from operations and the debt financing that we put in place to cover this historical negative cash flow, we find ourselves in the position of having approximately $4.2 million of debt coming due on July 1, 2010, that we may not be able to repay from our operating cash flow. While we currently expect to be able to refinance this debt or reach an agreement to extend the maturity date of this debt, there can be no assurances that this will in fact occur. Failure to refinance or extend the maturity date of this debt will have a material adverse effect on our financial condition and our ability to continue as a going concern (see “Item 1A. Risk Factors”).

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Critical Accounting Policies

The following discussion and analysis of our unaudited condensed financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that of the significant accounting policies used in the preparation of our unaudited condensed financial statements (see Note 2 to the Financial Statements included in the Company’s Annual Report), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

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

In certain instances, the Company will recognize revenue on a percent of completion basis for the portion of professional services related to customized customer projects that have been completed but are not yet deliverable to such customer.

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

SFAS No. 142 requires goodwill to be tested annually, typically performed during the fourth quarter, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for the year ended March 31, 2009.

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

Two of our customers accounted for 58% and 13% of our net revenues for the three months ended June 30, 2009. Two of our customers accounted for 51% and 20% of our net revenues for the three months ended June 30, 2008.

At June 30, 2009, amounts due from significant customers accounted for 77% of accounts receivable. At June 30, 2008, amounts due from significant customers accounted for 68% of accounts receivable.

Results of Operations

The results of operations reflected in this discussion include our operations for the three month periods ended June 30, 2009 and 2008.

We generate revenues from (a) licensing software with fees due at the initial term of the license, (b) licensing and supporting software with fees due on a transactional basis, (c) providing maintenance, enhancement and support for previously licensed products, and (d) providing professional services.

Revenues

	For the Three Months
	Ended
	June 30,
	2009	2008	Change

Software transactional revenues, net	$521,243	$537,749	−3.1%
Software licensing revenues	—	30,000	-100.0%
Software maintenance revenues	212,371	228,874	-7.2%
Professional service revenues	1,274,847	1,272,426	0.2%
Total revenues	$2,008,461	$2,069,049	-2.9%

Revenues decreased by 2.9% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. We had no licensing revenue for the quarter ended June 30, 2009, and maintenance revenues declined 7.2% due to the non renewal of certain maintenance agreements.  We believe that we will continue to see maintenance and licensing revenues decline slowly as we continue our transition to a more transactional based revenue model. We expect our transactional revenue to grow as more of our current customers, along with new customers, begin to run more of their processing through our software products.

Cost of Sales

Costs of sales include the cost of the Thomson Financial EPICWare™ software and other third party software resold in connection with our software, as well as personnel costs associated with our software maintenance, support, training and installation services. Cost of sales increased by $20,648, or 3.8%, to $558,142 for the three months ended June 30, 2009 from $537,494 for the three months ended June 30, 2008. This increase was principally due to an increase of $43,000 in the cost of third party software purchased for resale offset by a $23,000 decrease in the labor cost associated with our professional services and maintenance personnel as compared to the same period in the prior fiscal year.

Operating Expenses

Total operating expenses decreased by $215,654, or 15.1%, to $1,208,753 for the three months ended June 30, 2009 from $1,424,407 for the three months ended June 30, 2008.

General and administrative expenses decreased $181,987 and was attributable to a $127,175 decrease in general and administrative personnel expenses associated with the ongoing benefits of the restructuring  in staffing undertaken in the last year, $95,627 decrease in accounting and legal fees, a $10,963 decrease in insurance expense offset by an increase of $31,390  in the use of outside consultants and services expenses in the first quarter of 2009, as compared to the same period in the prior fiscal year.

The slight increase in research and development expenses of $18,000 is primarily related to increased personnel expenses of the R & D staff, while the decrease in sales and marketing of $47,265 is related to a decrease in personnel expenses associated with the restructuring in staff undertaken in the last year.

In our effort to promote our brand name, increase our client base and expand our relationship with existing clients, we expect our operating expenses in both research and development and sales and marketing to increase.

Other Expenses

Other expenses, including interest expense and financing costs, increased $48,848, or 22.5%, to $265,477 for the three months ended June 30, 2009 from $216,629 for the three months ended June 30, 2008. The increase was primarily due to an increase in interest expense – related parties of $144,970, associated with two of the Company’s directors refinancing of the outstanding debt, the absence of $56,914 of other income, and absence of $41,080 of derivative gain from the prior year period, offset by a reduction of interest expense paid to holders of the promissory note of November 13, 2007 which was paid off in the prior year.

Net Loss

Net loss decreased by $85,570, or 78.2%, to a net loss of $23,911 for the three months ended June 30, 2009 from a net loss of $109,481 for the three months ended June 30, 2008. For details related to this loss see the preceding discussions related to revenues, to cost of sales, operating expenses and other income sections above.

Liquidity and Capital Resources

Because of our ability to increase revenue while at the same time reducing general and administrative expenses, we experienced positive operating cash flow from operations in fiscal 2009 and in the first quarter of fiscal 2010 and expect to continue to achieve enough positive operating cash flow from operations in the future to operate and grow our business. However, due to our history of experiencing negative cash flow from operations and the debt financing that we put in place to cover this historical negative cash flow, we find ourselves in the position of having approximately $4.2 million of debt coming due on July 1, 2010 that we may not be able to repay from our operating cash flow. While we currently expect to be able to refinance this debt or reach an agreement to extend the maturity date of this debt, there can be no assurances that this will in fact occur. Failure to refinance or extend the maturity date of this debt will have a material adverse effect on our financial condition and our ability to continue as a going concern (see “Item 1A. Risk Factors”).

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

Cash and cash equivalents increased by $96,187 to $500,050 at June 30, 2009 from $403,863 at March 31, 2009.  Cash provided by operating activities was $105,006 in the three months ended June 30, 2009 compared to $172,745 in the same period in the prior fiscal year.

No cash was used for investing activities in the three months ended June 30, 2009 nor in the three month period ended June 30, 2008.

Financing activities used cash of $8,819 in the three months ended June 30, 2009 and financing activities used cash of $8,820 in the three months ended June 30, 2008.

As a result of our increased level of transactional revenues achieved in fiscal 2009, and the expected increase in revenues to be received from recently received contracts, we believe we currently have adequate capital resources to fund our anticipated cash needs through March 31, 2010.  However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 dated as of, and filed with the SEC on, June 29, 2009.  For a discussion of these risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit Number	Description of Document

10.1†
Outside Director Compensation Plan dated April 20, 2009 but effective as of April 1, 2009 (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 23, 2009).

10.2
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated May 20, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.3
Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated May 20, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.4
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated May 20, 2009 (Other Note) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.5
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated June 26, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC on June 26, 2009).

10.6
Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated June 26, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC on June 26, 2009).

10.7
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated June 26, 2009 (Other Note) (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC on June 26, 2009).

Exhibit Number	Description of Document

10. 8
US Dataworks, Inc. Common Stock Purchase Warrant issued on July 29, 2009 but effective as of June 26, 2009 by and between U.S. Dataworks, Inc. and Charles E. Ramey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009).

10. 9
US Dataworks, Inc. Common Stock Purchase Warrant issued on July 29, 2009 but effective as of June 26, 2009 by and between U.S. Dataworks, Inc. and John L. Nicholson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009).

10. 10†
Engagement Agreement dated as of August 7, 2009 by and among US Dataworks, Inc., Albeck Financial Services, Inc. and Randall J. Frapart (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer or person performing similar functions.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer or person performing similar functions.

____________
† Indicates management contract or compensatory plan or agreement.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 2009

US DATAWORKS, INC.

By	/ s/ Charles E. Ramey
Charles E. Ramey
Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1†
Outside Director Compensation Plan dated April 20, 2009 but effective as of April 1, 2009 (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 23, 2009).

10.2
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated May 20, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.3
Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated May 20, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.4
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated May 20, 2009 (Other Note) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.5
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated June 26, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC on June 26, 2009).

10.6
Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated June 26, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC on June 26, 2009).

10.7
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated June 26, 2009 (Other Note) (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC on June 26, 2009).

10. 8
US Dataworks, Inc. Common Stock Purchase Warrant issued on July 29, 2009 but effective as of June 26, 2009 by and between U.S. Dataworks, Inc. and Charles E. Ramey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009).

10. 9
US Dataworks, Inc. Common Stock Purchase Warrant issued on July 29, 2009 but effective as of June 26, 2009 by and between U.S. Dataworks, Inc. and John L. Nicholson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009).

10. 10†
Engagement Agreement dated as of August 7, 2009 by and among US Dataworks, Inc., Albeck Financial Services, Inc. and Randall J. Frapart (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer or person performing similar functions.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer or person performing similar functions.

____________
† Indicates management contract or compensatory plan or agreement.