Form 10-Q
period 2009-09-30
US DATAWORKS INC
filed 2009-11-16
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

(Mark One)

R	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES R NO £

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes o     No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	£	Accelerated filer	£
Non-accelerated filer	£	Smaller reporting company	R
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES £ NO R

Indicated the number of shares outstanding of the issuer’s classes of common stock as of November 12, 2009: 32,969,263

US DATAWORKS, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

US DATAWORKS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2009 (Unaudited)	March 31, 2009 (See note)
ASSETS
Current assets:
Cash and cash equivalents	$151,827	$403,863
Accounts receivable, trade	971,391	845,747
Prepaid expenses and other current assets	377,494	186,578
Total current assets	1,500,712	1,436,188
Property and equipment, net	223,119	305,783
Goodwill, net	4,020,698	4,020,698
Other assets	32,111	194,359
Total assets	$5,776,640	$5,957,028

Note: The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2009 (Unaudited)	March 31, 2009 (See note)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$183,376	$247,132
Accrued expenses	181,794	199,940
Accrued interest- related parties	23,655	38,336
Deferred revenue-current	285,721	223,688
Note payable, current	35,279	35,279
Notes payable-related party, net unamortized discount of $277,094 and $0 on Sept 30, 2009 and March 31, 2009, respectively	3,815,301	4,203,500
Total current liabilities	4,525,126	4,947,875
Long-term note payable	—	17,639
Total liabilities	4,525,126	4,965,514
Commitments and contingencies
Stockholders’ equity:
Convertible Series B preferred stock, $0.0001 par value ;700,000 shares authorized; 109,333 shares issued and outstanding; $3.75 liquidation preference; dividends of $355,520 and $334,481 in arrears as of September 30, 2009 and March 31, 2009, respectively	11	55
Common stock, $0.0001 par value; 90,000,000 shares authorized; 32,850,082 and 32,730,870 issued and outstanding as of September 30, 2009 and March 31, 2009, respectively	3,285	3,273
Additional paid-in-capital	65,502,420	65,063,737
Unissued common shares	9	—
Accumulated deficit	(64,254,211)	(64,075,551)
Total stockholders’ equity	1,251,514	991,514
Total liabilities and stockholders’ equity	$5,776,640	$5,957,028

Note: The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2009	2008	2009	2008
REVENUES
Software transactions	$518,725	$522,755	$1,039,968	$1,060,504
Software maintenance	208,488	219,608	420,859	448,482
Professional services	1,359,976	1,288,374	2,634,823	2,560,800
Software licenses	—	—	—	30,000
Total revenues	2,087,189	2,030,737	4,095,650	4,099,786
COST OF REVENUES	670,318	651,401	1,346,689	1,397,580
Gross profit	1,416,871	1,379,336	2,748,961	2,702,206
OPERATING EXPENSES
Research and development	217,254	256,153	430,191	517,643
Sales and marketing	237,290	116,859	499,590	311,556
General and administrative	793,496	795,440	1,365,137	1,506,924
Depreciation and amortization	39,018	48,182	82,664	96,233
Total operating expenses	1,287,058	1,216,634	2,377,582	2,432,356
INCOME FROM OPERATIONS	129,813	162,702	371,379	269,850
OTHER INCOME (EXPENSE)
Interest expense	(55,518)	(2,219,703)	(165,119)	(2,493,419)
Interest expense — related party	(134,066)	(67,922)	(266,675)	(78,829)
Financing costs	(94,979)	(299,692)	(118,248)	(329,692)
Gain on derivatives	—	580,201	—	621,281
Other income	—	2,719	—	59,633
Total other income (expense)	(284,563)	(2,004,397)	(550,042)	(2,221,026)
NET LOSS	$(154,750)	$(1,841,695)	$(178,663)	$(1,951,176)
Basic and diluted loss per share	$0.00	$(0.06)	$(0.01)	$(0.06)
Basic and diluted weighted-average shares outstanding	32,849,330	32,349,012	32,815,014	32,243,947

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

For the Six Months Ended September 30,

	2009	2008
Cash flows from operating activities:
Net loss	$(178,663)	$(1,951,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	82,663	96,233
Amortization of note discount on convertible promissory note	93,063	1,995,636
Amortization of deferred financing costs	162,248	379,095
Stock based compensation	118,503	186,205
Change in value of derivative financial instruments	—	(621,281)
Changes in operating assets and liabilities:
Accounts receivable, trade	(125,645)	(211,996)
Prepaid expenses and other current assets	(190,916)	(48,140)
Deferred revenue	62,033	114,491
Accounts payable	(63,756)	385,480
Accrued expenses	(68,144)	(187,129)
Interest payable – related parties	(14,679)	36,856
Net cash (used in) provided by operating activities	(123,293)	174,274
Cash flows from investing activities:
Purchase of property and equipment	—	(7,890)
Net cash used in investing activities	—	(7,890)

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

For the Six Months Ended September 30,

	2009	2008
Cash flows from financing activities:
Proceeds from related party note payable	—	3,703,500
Repayment of convertible promissory note	—	(4,000,000)
Deferred financing costs	—	(432,659)
Payment on note payable	(17,638)	(17,640)
Repayment of note payable - related party	(111,105)	—
Net cash used in financing activities	(128,743)	(746,799)
Net decrease in cash and cash equivalents	(252,036)	(580,415)
Cash and cash equivalents, beginning of period	403,863	903,393
Cash and cash equivalents, end of period	$151,827	$322,978
Supplemental disclosures of cash flow information - Interest paid	$285,226	$254,510

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business

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

Financial Accounting Standards Board (“FASB”) Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification TM, (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASUs). The FASB will not consider ASUs as authoritative in their own right; rather, these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 in the second quarter of 2009, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

Revenue Recognition

The Company recognizes revenues associated with its software services in accordance with the provisions of the FASB Accounting Standards Codification (“ASC”) Topic No. 985 – 605, “Software – Revenue Recognition” (formerly American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition”). The Company licenses its software products under nonexclusive, nontransferable license agreements. These arrangements do not require significant production, modification, or customization. Therefore, revenue is recognized when such a license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable, and collectibility is probable.

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

If professional services were provided in conjunction with the installation of the software licensed, revenue is recognized when these services have been provided. For contracts that are fixed bid or milestone driven, the Company will recognize revenue on a percentage of completion basis for the portion of professional services related to customized customer projects that have been completed but are not yet deliverable to customer.

For license agreements that include a separately identifiable fee for contracted maintenance services, such maintenance revenues are recognized on a straight-line basis over the life of the maintenance agreement noted in the agreement, but following any installation period of the software.

Classification of labor-related expenses within the income statement - change in application of accounting principle

The Company categorizes its personnel into five separate functional departments: Professional Services (“Services”), Software Maintenance (“Maintenance”), Research and Development (“R&D”), Sales and Marketing (“S&M”) and General and Administrative (“Administrative”).  Effective as of the date of this Report, the Company has implemented certain changes in the way it applies the accounting principle regarding the classification of labor-related expenses as either cost of sales or operating expenses in the income statement.

Prior to the date of this Report, the Company used the following approach to classify such expenses. The Company’s costs incurred employing personnel working in its Services, Maintenance and R&D functions were classified as either cost of sales or operating expenses depending on whether the hours worked by such personnel were billable as professional or maintenance services to the customer.  If the hours worked were billable to the customer, the costs were classified as cost of sales while all non-billable hours worked and all costs associated with vacation pay, holiday pay and training for such personnel were classified as operating expenses.

Effective as of the date of this Report, the Company has implemented the following new approach to classify such expenses.  All of the Company’s labor costs including benefits incurred employing personnel working in its Services and Maintenance functions are classified as cost of sales regardless of whether the hours worked by such personnel are billable to the customer. All of the Company’s costs incurred employing personnel working in its R&D, S&M and Administrative functions are classified as operating expenses.

The Company believes that these changes in accounting policy will enable it to better reflect the costs of its five functional departments and the overall reporting of gross profit and margins, from period to period.

In order to conform to the current application, the Company reclassified a net of $118,229 from operating expenses to cost of sales for the three months ended June 30, 2009 and a total net of $118,229 for the six months ended September 30, 2009. To conform to the current application, the Company reclassified a net of $208,684 from operating expenses to cost of sales for the three months ended June 30, 2008, a net of $145,635 for the quarter ended September 30, 2008, and a total net of $354,319 from operating expenses to cost of sales for the six months ended September 30, 2008.

Goodwill

The goodwill recorded on the Company’s books is from the acquisition of US Dataworks, Inc. in fiscal year 2001, which remains the Company’s single reporting unit. FASB ASC Topic No. 350, “Intangibles – Goodwill and Other Intangibles” (formerly SFAS No. 142 “Goodwill and Other Intangible Assets”), requires goodwill for each reporting unit of an entity be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, the Company performs impairment tests annually during the fourth quarter.

FASB ASC Topic No. 350 requires goodwill to be tested annually, typically performed during the fourth quarter, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for the year ended March 31, 2009.

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

In accordance with FASB ASC Topic No. 815, “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), as amended, the convertible debt holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the convertible notes are not clearly and closely related to the characteristics of the notes. Accordingly, the features qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within FASB ASC Topic No. 815, they are required to be accounted for separately from the debt instrument and recorded as derivative instrument liabilities

Stock Options

Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is incorporated in FASB ASC Topic No. 718, “Compensation – Stock Compensation”, and requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The Company adopted FASB ASC Topic No. 718 using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. Stock-based compensation expense recognized under FASB ASC Topic No. 718, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances, for the three and six months ended September 30, 2009 was $77,176 and $118,503, respectively, and $68,966 and $186,205, respectively, for the three and six months ended September 30, 2008.

FASB ASC Topic No. 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the three and six months ended September 30, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures as per the tables below.

Upon adoption of FASB ASC Topic No. 718, the Company continued to use the Black-Scholes-Merton (“Black Scholes”) option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. There were 400,000 options granted during the three months ended September 30, 2009. During the six months ended September 30, 2009 there were 800,000 options granted. There were 483,335 options granted during the three and six months ended September 30, 2008. In determining the compensation cost of the options granted during the three and six months ended September 30, 2009, as specified by FASB ASC Topic No. 718, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the Three Months Ending September 30,		For the Six Months Ending September 30,
	2009	2008	2009	2008
Risk-free Interest Rate	0.46%	2.46%	.90%	2.46%
Expected Life of Options Granted	3 years	3 years	3 years	3 years
Expected Volatility	208%	189%	208%	189%
Expected Dividend Yield	—	—	—	—
Expected Forfeiture Rate	30%	30%	30%	30%

As of September 30, 2009, there was approximately $165,021 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a period of 3 years.

Loss per Share

The Company calculates loss per share in accordance with FASB ASC Topic No. 260 – 10, “Earnings Per Share” (formerly SFAS No. 128, “Earnings per Share”). Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a similar manner to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	For the Six Months Ended September 30,
	2009	2008
Options outstanding under the Company’s stock option plans	7,745,720	7,102,588
Options granted outside the Company’s stock option plans	1,160,000	1,160,000
Warrants issued in conjunction with private placements	2,888,201	3,538,201
Warrants issued as a financing cost for notes payable and convertible notes payable	6,705,304	4,851,163
Warrants issued for services rendered and litigation settlement	200,000	200,000
Convertible Series B preferred stock (a)	109,933	109,933

(a)   The Series B preferred stock is convertible into shares of common stock at a conversion ratio of one share of Series B preferred stock into one share of common stock.

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

Two of the Company’s customers accounted for 59% and 12%, respectively, of the Company’s net revenues for the three months ended September 30, 2009. Two customers accounted for 58% and 12%, respectively, of net revenue for the six months ended September 30, 2009. Two of the Company’s customers accounted for 51% and 20%, respectively, of the Company’s net revenues for the three months ended September 30, 2008. Two customers accounted for 51% and 20%, respectively, of net revenue for the six months ended September 30, 2008.

At September 30, 2009 and September 30, 2008, amounts due from significant customers accounted for 82% and 71%, respectively, of accounts receivable.

3.    Prepaid expenses and other current assets

Prepaid expenses and other current assets are comprised of prepaid expenses, and unbilled accounts receivables. Unbilled accounts receivables is defined as professional services already performed under fixed bid or milestone contracts that have not yet been invoiced.

As of September 30, 2009 and March 31, 2009, prepaid expenses were $39,870 and $29,297, respectively, and unbilled accounts receivable were $337,624 and $157,281, respectively.

4.    Property and Equipment

Property and equipment as of September 30, 2009 and March 31, 2009 consisted of the following:

	September 30, 2009	March 31, 2009
Furniture and fixtures	$99,535	$99,535
Office and telephone equipment	182,275	182,275
Computer equipment	734,546	734,546
Computer software	1,271,098	1,271,098
Leasehold improvements	64,733	64,733
	2,352,187	2,352,187
Less accumulated depreciation and amortization	(2,129,068)	(2,046,404)
Total	$223,119	$305,783

The Computer software recorded on the Company’s books is from the acquisition of US Dataworks Inc. (a Delaware corporation) in fiscal year 2001.

Depreciation and amortization expense for the three months ended September 30, 2009 and September 30, 2008 was $39,018 and $48,182, respectively, and for the six months ended September 30, 2009 and September 30, 2008 was $82,663 and $96,233, respectively.

5.    Notes Payable - Related Parties

On November 13, 2007, the Company completed its financing with certain institutional investors that included the issuance of $4,000,000 in aggregate principal amount of senior secured convertible notes due November 13, 2010 (the “Prior Notes”).  Interest on the Prior Notes accrued at a per annum rate equal to the 6-month LIBOR rate plus five hundred basis points. The Prior Notes were convertible at any time into shares of the Company’s common stock at the conversion price of $0.43 per share.  The financing also included the issuance of warrants to purchase a total of 4,651,162 shares of the Company’s common stock at an exercise price of $0.43 per share (the “Warrants”).  The Warrants are exercisable until November 13, 2012 and include anti-dilution provisions that will adjust the number of shares of common stock underlying the Warrants as well as the exercise price of the Warrants in certain instances involving the Company’s issuance of common stock below the exercise price of $0.43 per share.  From the date of issuance through the date that the Prior Notes were paid in full, the conversion feature of the Prior Notes and the Warrants were accounted for as an embedded derivative in accordance with FASB ASC Topic No. 815.  The Prior Notes were redeemed in full and retired on August 13, 2008 using the proceeds from the Company’s issuance of the Refinance Notes (discussed below).

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

Pursuant to the Refinance Notes as originally issued, if the Company fails to pay any amount of principal, interest, or other amounts when and as due, then the Refinance Notes will bear an interest rate of 18% until such time as the Company cures this default. In addition, if the Company is subject to certain events of bankruptcy or insolvency, the Refinance Notes provide that the Holders may redeem all or a portion of the Refinance Notes. As of September 30, 2009 the Company is in compliance with its debt covenants.

The Refinance Notes are secured by a Security Agreement, dated August 13, 2008, by and between the Company and the Holders, pursuant to which the Company granted the Holders a security interest in all its personal property, whether now owned or hereafter acquired, including but not limited to, all accounts receivable,  copyrights, trademarks, licenses, equipment and all proceeds as from such collateral.

On February 19, 2009, US Dataworks, Inc. (the "Company") entered into Note Modification Agreements with the holders of the Refinance Notes due August 13, 2009. Effective as of February 19, 2009, the Note Modification Agreements amended the Refinance Notes as follows: (1) the maturity date of the Refinance Notes was extended from August 13, 2009 to December 31, 2009; (2) the annual interest rate on the Refinance Notes increased from 12% to 13%; and (3) the interest rate escalation clause related to an event of default was deleted. The Note Modification Agreements also added a mandatory principal payment provision that required the Company to reduce the principal balance of the Refinance Notes by 3% of the original principal amount of the Refinance Notes after the end of each calendar quarter starting with March 31, 2009 as long as such payment would not reduce the Company's cash balance below $500,000 as of the last day of such quarter. If making such principal payment would reduce the Company's cash balance below $500,000 as of such date, the amount of the principal payment will be reduced to the amount, if any, by which the Company's cash balance as of such date exceeds $500,000. The amount to be paid is to be determined each quarter and is not cumulative from quarter to quarter. These principal payments are to be made within 10 business days after the end of each quarter. An amendment fee of 1% of the outstanding principal balances of the Refinance Notes totaling $37,035 was expensed and paid to the holders thereof.

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

On June 26, 2009, the Company again entered into Note Modification Agreements with the holders of the Refinance Notes that amended the Refinance Notes as follows: (1) the maturity date of the Refinance Notes was extended from December 31, 2009 to July 1, 2010; and (2) the mandatory principal payment provision was revised to provide that to the extent the Company’s cash balance at the end of each calendar quarter exceeds $611,105, one-fourth of such excess amount must be used by the Company to pay down the principal balance of the Refinance Notes and the Company has the discretion to use an additional one-fourth of such excess amount to further pay down the principal balance of the Refinance Notes. Other than this additional principal payment requirement, the principal payment provision remained unchanged. In consideration of these amendments, the Company (i) paid to the holders of the Refinance Notes a fee of $50,000 in cash on July 1, 2009 and (ii) issued to the holders of the Refinance Notes warrants to purchase 1,854,141 shares of the Company’s common stock at an exercise price of $0.43 per share, with these warrants being subject to the additional terms specified in the Note Modification Agreements.  The warrants were assigned an initial fair value of $320,157 using a lattice model with the following primary assumptions:  209% annual volatility, risk free rate of 2.58%, initial target exercise price at 200% of exercise price, and exercise behavior limited based on trading volume projections. In accordance with FASB ASC Topic No. 470 - 50, “Debt – Modifications and Extinguishments” (formerly EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instrument”), the consideration paid to the holders has been accounted for as an additional debt discount amortized over the remaining term of the Refinance Notes. $93,063 has been amortized in the six month period ending September 30, 2009 associated with the debt discount.

On September 26, 2006, the Company entered into a note payable with its Chief Executive Officer for $500,000 (“Other Note”). The note bears an 8.75% per annum interest rate, is unsecured and was due September 25, 2007. On September 25, 2007, the Company entered into a new note payable agreement that supersedes and supplants the September 2006 note. As of September 30, 2009 the outstanding balance on this note payable was $500,000. As originally issued, the principal, together with any unpaid accrued interest on the new note payable, shall be due and payable in full on demand on the earlier of: (i) the full and complete satisfaction of certain senior secured convertible notes (the “November Notes”) issued by the Company to certain investors on November 13, 2007 and (ii) ninety-one (91) days following the expiration of the term of the November Notes (such date described in (i) and (ii) hereinafter the “Demand Date”), unless such date is extended by the mutual agreement of the parties.

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

Convertible Series B Preferred Stock

The Company has 700,000 shares authorized, and 109,933 shares issued and outstanding, of $0.0001 par value convertible Series B preferred stock. The Series B preferred stock has a liquidation preference of $3.75 per preferred share and carries a 10% cumulative preferred dividend payable each March 1 and September 1 if and when declared by the Board of Directors. The Series B preferred stock is convertible into shares of common stock at a conversion ratio of one share of Series B preferred stock for one share of common stock (109,933 common shares). The Company has the right to redeem the Series B preferred stock at any time after issuance at a redemption price of $4.15 per preferred plus any accrued but unpaid dividends.

Stock Options

In August 1999, the Company implemented its 1999 Stock Option Plan (the “1999 Plan”). In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”), which amends and restates the 1999 Plan. In September 2006, shareholders approved an amendment to the Company’s amended and restated 2000 Stock Option Plan to increase the maximum aggregate number of shares available for issuance there under from 6,000,000 to 7,500,000. Under the evergreen provisions of the plan the maximum aggregate number of shares available for issuance is currently 9,000,000. The exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of vesting. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting.

During the three months ended September 30, 2009, the Company granted 400,000 stock options to certain employees that may be exercised at price of $0.28. During the six months ended September 30, 2009, the Company granted 800,000 stock options to certain employees that may be exercised at prices ranging from $0.20 to $0.28 per share.

During the three months ended September 30, 2008 the Company granted 483,335 stock options to certain employees that may be exercised at price of $0.26. During the six months ended September 30, 2008, the Company granted 483,335 stock options to certain employees that may be exercised at prices ranging from $0.26 per share.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
	Shares	Weighted-Average Exercise Price (per share)	Shares	Weighted-Average Exercise Price (per share)
Outstanding, March 31, 2009	6,964,220	$0.68	1,160,000	$1.02
Granted	800,000	$0.24	—	—
Exercised	—	—	—	—
Forfeited/canceled	18,500	$0.56	—	—
Outstanding, September 30, 2009	7,745,720	$0.64	1,160,000	$1.02
Exercisable, September 30, 2009	6,694,893	$0.70	1,160,000	$1.02

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at September 30, 2009 were 6.74 years and $0.69 per share, respectively. The exercise prices for the options outstanding at September 30, 2009 ranged from $0.15 to $6.25 per share, and information relating to these options is as follows:

				Weighted-	Weighted-Average
Range of			Weighted-Average	Average	Exercise Price of
Exercise	Stock Options	Stock Options	Remaining Contractual	Exercise Price	Options Exercisable
Prices	Outstanding	Exercisable	Life	(per share)	(per share)

$0.15 — 0.80	6,460,384	5,409,557	6.74 years	$0.49	$0.54
$0.81 — 1.35	1,734,836	1,734,836	4.87 years	$0.93	$0.93
$1.36 — 6.25	710,500	710,500	4.39 years	$1.88	$1.88
	8,905,720	7,854,893

Restricted Stock

During the three and six months ended September 30, 2009, the Company completed the following:

During the three months ended September 30, 2009, the Company granted 90,476 shares of common stock (at $0.21 per share based on the closing price of the common stock on the grant date) to a board member for his work related to his prior service as Chairman of the Executive Committee. The Company expensed $9,500 related to these grants during the three months ended September 30, 2009. The shares are granted under the 2000 Plan.

During the three months ended September 30, 2009, the Company granted 28,498 shares of common stock (at $0.30 per share based on the closing price of the common stock on the grant date) to its outside directors pursuant to the Company’s Outside Director Compensation Plan. The Company expensed $8,550 related to these grants during the three months ended September 30, 2009.

During the six months ended September 30, 2009, the Company granted 50,000 shares of common stock (at $0.21 per share based on the closing price of the common stock on the grant date) to the President and Chief Operating Officer pursuant to his employment agreement and 90,476 shares of common stock to a board member for his work related to his prior service as Chairman of the Executive Committee. The Company expensed $12,125 related to these grants during the six months ended September 30, 2009. The shares are granted under the 2000 Plan.

During the six months ended September 30, 2009, the Company granted 40,714 shares of common stock (at $0.21 per share based on the closing price of the common stock on the grant date) and 28,498 shares of common stock (at $0.30 per share based on the closing price of the stock on the grant date) to its outside directors pursuant to the Company’s Outside Director Compensation Plan. The Company expensed $17,100 related to these grants during the six months ended September 30, 2009.

7.     Fair Value Measurements

On April 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which is incorporated in FASB ASC Topic No. 820 - 10, “Fair Value Measurements and Disclosures”. FASB ASC Topic No. 820 - 10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  FASB ASC Topic No. 820 – 10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, FASB ASC Topic No. 820 – 10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of September 30, 2009, the Company had no assets or liabilities that were marked to fair value under FASB ASC Topic No. 820 - 10.

8.      Liquidity

Due to our history of experiencing negative cash flow from operations, except for the recent fiscal year 2009, and the debt financing that we put in place to cover this historical negative cash flow, we find ourselves in the position of having approximately $4.2 million of debt coming due on July 1, 2010 that we may not be able to repay from our operating cash flow. While we currently expect to be able to refinance this debt or reach an agreement to extend the maturity date of this debt, there can be no assurances that this will in fact occur. Failure to refinance or extend the maturity date of this debt will have a material adverse effect on our financial condition and our ability to continue as a going concern (see “Item 1A. Risk Factors”).

In addition, while we expect to be able to fund our operations from operating cash flow, if that is not the case, our long term viability will again depend on our ability to obtain adequate sources of debt or equity funding to fund the continuation of our business operations and to ultimately achieve adequate profitability and cash flows to sustain our operations. We will need to increase revenues from software licenses, transaction-based software license contracts and professional services agreements to become profitable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009

Critical Accounting Policies

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

Revenue Recognition

The Company recognizes revenues associated with its software services in accordance with the provisions of the FASB Accounting Standards Codification (“ASC”) Topic No. 985 – 605, “Software – Revenue Recognition” (formerly American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition”). The Company licenses its software products under nonexclusive, nontransferable license agreements. These arrangements do not require significant production, modification, or customization. Therefore, revenue is recognized when such a license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable, and collectibility is probable.

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

If professional services were provided in conjunction with the installation of the software licensed, revenue is recognized when these services have been provided. For contracts that are fixed bid or milestone driven, the Company will recognize revenue on a percentage of completion basis for the portion of professional services related to customized customer projects that have been completed but are not yet deliverable to customer.

For license agreements that include a separately identifiable fee for contracted maintenance services, such maintenance revenues are recognized on a straight-line basis over the life of the maintenance agreement noted in the agreement, but following any installation period of the software.

Classification of labor-related expenses within the income statement - change in application of accounting principle

The Company categorizes its personnel into five separate functional departments: Professional Services (“Services”), Software Maintenance (“Maintenance”), Research and Development (“R&D”), Sales and Marketing (“S&M”) and General and Administrative (“Administrative”).  Effective as of the date of this Report, the Company has implemented certain changes in the way it applies the accounting principle regarding the classification of labor-related expenses as either cost of sales or operating expenses in the income statement.

Prior to the date of this Report, the Company used the following approach to classify such expenses. The Company’s costs incurred employing personnel working in its Services, Maintenance and R&D functions were classified as either cost of sales or operating expenses depending on whether the hours worked by such personnel were billable as professional or maintenance services to the customer.  If the hours worked were billable to the customer, the costs were classified as cost of sales while all non-billable hours worked and all costs associated with vacation pay, holiday pay and training for such personnel were classified as operating expenses.

Effective as of the date of this Report, the Company has implemented the following new approach to classify such expenses.  All of the Company’s labor costs including benefits incurred employing personnel working in its Services and Maintenance functions are classified as cost of sales regardless of whether the hours worked by such personnel are billable to the customer. All of the Company’s costs incurred employing personnel working in its R&D, S&M and Administrative functions are classified as operating expenses.

The Company believes that these changes in accounting policy will enable it to better reflect the costs of its five functional departments  and the overall reporting of gross profit and margins, from period to period.

In order to conform to the current application, the Company reclassified a net of $118,229 from operating expenses to cost of sales for the three months ended June 30, 2009 and a total net of $118,229 for the six months ended September 30, 2009. To conform to the current application, the Company reclassified a net of $208,684 from operating expenses to cost of sales for the three months ended June 30, 2008, a net of $145,635 for the quarter ended September 30, 2008, and a total net of $354,319 from operating expenses to cost of sales for the six months ended September 30, 2008.

Goodwill

The goodwill recorded on our books is from the acquisition of US Dataworks, Inc. in fiscal year 2001, which remains our single reporting unit. FASB ASC Topic No. 350, “Intangibles – Goodwill and Other Intangibles” (formerly SFAS No. 142, “Goodwill and Other Intangible Assets,”)  requires goodwill for each reporting unit of an entity to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, we perform impairment tests annually during the fourth quarter.

FASB ASC Topic No. 350 requires goodwill to be tested annually, typically performed during the fourth quarter, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for the year ended March 31, 2009.

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

Two of the Company’s customers accounted for 59% and 12%, respectively, of the Company’s net revenues for the three months ended September 30, 2009. Two customers accounted for 58% and 12%, respectively, of net revenue for the six months ended September 30, 2009. Two of the Company’s customers accounted for 51% and 20%, respectively, of the Company’s net revenues for the three months ended September 30, 2008. Two customers accounted for 51% and 20%, respectively, of net revenue for the six months ended September 30, 2008.

At September 30, 2009 and September 30, 2008, amounts due from significant customers accounted for 82% and 71%, respectively, of accounts receivable.

Results of Operations

The results of operations reflected in this discussion include our operations for the three and six month periods ended September 30, 2009 and 2008.

Revenues

We generate revenues from (a) licensing and supporting software with fees due on a transactional basis, (b) providing maintenance, enhancement and support for previously licensed products, (c) providing professional services and (d) licensing software with fees due at the initial term of the license.

	Three Months Ended September 30, (in thousands)			Six Months Ended September 30, (in thousands)
	2009	2008	Change	2009	2008	Change
Software transactional revenues	$519	$523	(0.8)%	$1,040	$1,060	(1.9)%
Software maintenance revenues	208	220	(5.1)%	420	448	(6.2)%
Professional service revenues	1,360	1,288	5.6%	2,635	2,561	2.9%
Software licensing revenues	—	—	—%	—	30	(100.0)%
Total revenues	$2,087	$2,031	2.8%	$4,095	$4,099	(0.1)%

Revenues increased for the three months ended September 30, 2009 by 2.8% and decreased for the six months ended September 30, 2009 by 0.1% as compared to the same periods ended September 30, 2008. For the three months ended September 30, 2009, professional services revenues increased by 5.6%, offset by a less than 1% decrease in transactional revenue and a 5.1% decrease in maintenance revenues as compared to the same period ended September 30, 2008. For the six months ended September 30, 2009, professional services revenue increased by 2.9%, offset by a 1.9% decrease in transactional revenue, a 6.2% decrease in maintenance revenues and a 100% decrease in licensing revenues as compared to the same period ended September 30, 2008.

The decrease in licensing revenues for the six months ended September 30, 2009, as compared to the same period last year, was due to no new licensing customers added in the first six months, as compared to the same period last year when one new licensing customer was added.

The slight decrease in transactional revenues for the three and six months ended September 30, 2009, compared to the same periods last year, was primarily related to the reduced economic activity experienced by some of our customers during the current year as compared to the prior year.

The decrease in maintenance revenues for the three and six months ended September 30, 2009, compared to the same period last year, was primarily attributable to fewer customers renewing their annual maintenance agreement in the current periods. We do not anticipate significant ongoing growth in annual maintenance fees.

The increase in professional service revenues for the three and six months ended September 30, 2009, compared to the same periods last year, was primarily due to our professional services contract with a United States government entity.

Cost of Sales

Costs of sales include personnel costs associated with our professional services and software maintenance departments as well as the cost of the Thomson Financial EPICWare™ software and other third party software resold in connection with our software. Cost of sales increased by $18,917 or 2.9%, as adjusted for the change in application of accounting policy, to $670,318 for the three months ended September 30, 2009 from $651,401 for the three months ended September 30, 2008. This increase was due to a $12,000 increase in third party software costs and $12,000 increase in our professional service and maintenance labor costs offset by a $6,000 decrease in our outside professional service labor costs. For the six months ended September 30, 2009, costs of sales decreased by $50,891 or 3.6% to $1,346,689 as adjusted for the change in application of accounting policy from $1,397,850. This decrease is attributable to a $55,000 increase in third party software expense, a $245,000 increase in professional service labor costs offset by a $333,000 decrease in maintenance labor costs and a $17,000 decrease in outside professional service expense. The shift in labor costs was due primarily to the Company’s work on the professional service contract with the United States government entity and the change in the application of the accounting principle for costs of sales adopted by the Company effective as of the date of this report.  In order to conform to the current application, the Company reclassified $118,230 from operating expenses for the prior quarter.

Operating Expenses

Total operating expenses decreased by $70,424, or 5.8%, from $1,216,634, as adjusted for the change in application of accounting policy, for the three months ended September 30, 2008, to $1,287,058 for the three months ended September 30, 2009. This decrease is principally attributable to a $34,000 decrease in advertising and marketing expense, a decrease of $143,000 in legal and accounting expenses, partially offset by an increase of $12,000 in office expense, $4,000 in director fees and an $84,000 increase in outside consultant services.

Total operating expenses decreased by $54,774, or 2.3%, from $2,432,356, as adjusted for the change in application of accounting policy, for the six months ended September 30, 2008 to $2,377,582, as adjusted for the change in application of accounting policy, for the six months ended September 30, 2009. This decrease is attributable to a decrease in investor relation expense of $21,000, a $67,000 reduction in stock based compensation expense, a $237,000 decrease in legal  fees and a $11,000 reduction in insurance expense, partially offset by an increase of $118,000 in outside consultants, a $42,000 increase in travel expense, a $37,000 increase in director fees, a $32,000 increase in payroll administration fees, a $22,000 increase in computer hardware expense and a $28,000 increase in other areas of operations including, marketing, office expense and rent

Our headcount at September 30, 2009 was 36, as compared to 34 at September 30, 2008.

Other Expenses

Other expenses, including interest expense and financing costs, decreased $1,719,834, or 85.8%, to $284,563 for the three months ended September 30, 2009 from $2,004,397 for the three months ended September 30, 2008. This increase is primarily related to the convertible promissory notes of November 13, 2007 (“Prior Notes”) and the manner in which they are required to be reported under FASB ASC Topic No. 815.

At the initial recording of the Prior Notes on our books, a value must be determined for each portion of the Prior Notes, the compounded embedded derivatives and the warrants. Once determined, this value is netted against the total value of the Prior Notes and the remaining amount is identified as a Discount on Note Payable, and is amortized over the life of the loan utilizing an effective interest method calculation for determining the value of the units each quarter. This discount is written off to interest expense after the effective interest method calculation is performed each quarter. At inception of the Prior Notes in November 2007, the Discount on Note Payable was $2,240,263. This discount would have been $0.00 if the note was held until November 2010, and all interest expense would have been amortized over that time period.

The Prior Notes were paid in full on August 13, 2008, resulting in an accounting treatment consistent with FASB ASC Topic No. 815 guidelines. At the time the Prior Notes are paid off, the derivatives no longer have value associated with the Prior Notes, and the Discount on Note Payable must be immediately expensed. At the time the Prior Notes were paid in August 2008, $1,747,791 remained on the Discount on Note Payable. This amount was charged to interest expense in the quarter ended September 30, 2008 and accounts for the bulk of the decrease in other income for the three months ended September 30, 2009 as there were no charges in the current year.

For the six month period ending September 30, 2009, the decrease in other expense of $1,670,985, or 75.2%, to $(550,041) as compared to $(2,221,026) for the same period last year, is primarily due to no interest expense related to the financing of August 2008 in the current year period as compared to the interest expense of $1,747,791 in the prior year.

Net Loss

Net loss decreased by $1,686,945, or 91%, to a net loss of $154,750 for three months ended September 30, 2008 from a net loss of $1,841,695 for the three months ended September 30, 2008. For details related to the increase in our net loss see the preceding discussions related to revenues, cost of sales, operating expenses and other income sections.

Net loss decreased by $1,772,514, or 91%, to a net loss of $178,663 for the six months ended September 30, 2009 from a net loss of $1,951,176 for the six months ended September 30, 2008. For details related to the increase in our net loss see the preceding discussions related to revenues cost of sales, operating expenses and other income sections.

Liquidity and Capital Resources

Due to our history of experiencing negative cash flow from operations, except for the recent fiscal year 2009, and the debt financing that we put in place to cover this historical negative cash flow, we find ourselves in the position of having approximately $4.2 million of debt coming due on July 1, 2010 that we may not be able to repay from our operating cash flow. While we currently expect to be able to refinance this debt or reach an agreement to extend the maturity date of this debt, there can be no assurances that this will in fact occur. Failure to refinance or extend the maturity date of this debt will have a material adverse effect on our financial condition and our ability to continue as a going concern (see “Item 1A. Risk Factors”).

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

Cash and cash equivalents decreased by $252,036 to $151,827 at September 30, 2009 from $403,863 at March 31, 2009.  Cash used by operating activities was $123,293 in the three months ended September 30, 2009 compared to $174,273 provided in the same period in the prior fiscal year.

No cash was used for investing activities in the six months ended September 30, 2009 while investing activities used $7,889 in the six months ended September 30, 2008.

Financing activities used cash of $128,743 in the six months ended September 30, 2009 while financing activities used cash of $746,799 in the six months ended September 30, 2008.

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

Item 4(T).   Controls and Procedures

      (a)  Evaluation of disclosure controls and procedures . We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, have concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)  Changes in internal control over financial reporting . There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -   OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we are involved in various legal and other proceedings that are incidental to the conduct of our business. We are currently not involved in any such proceedings.

Item 1A. Risk Factors

Investors should consider the following risk factors in addition to those risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 dated as of, and filed with the SEC on, June 29, 2009 under Item “Item 1.A Risk Factors”:

We have warrants outstanding with anti-dilution provisions that may affect our ability to raise capital without adding additional dilution.

The Company currently has warrants outstanding pursuant to which the holders thereof could purchase a total of 4,651,162 shares of Common Stock at an exercise price of $0.43 per share (the “Investor Warrants”).  Except in certain limited circumstances, if the Company issues or sells shares of Common Stock (or securities convertible into or exchangeable for shares of Common Stock) at a price (or a conversion or exchange price) below $0.43 per share, (i) the exercise price of the Investor Warrants would be reduced to that lower sale (or conversion or exchange) price and (ii) the number of shares underlying the Investor Warrants would be increased by the ratio of the current per share warrant exercise price ($0.43) to the lower adjusted exercise price.  While the Company has not issued or sold shares of Common Stock or other securities that triggered these anti-dilution provisions, there can be no assurance that it will not do so in the future.  If the Company does issue or sell shares of Common Stock or other securities that trigger these anti-dilution provisions, the dilutive effect of such an issuance will be exacerbated by the additional dilutive effect of the adjustments to the exercise price of, and the number of shares of Common Stock underlying, the Investor Warrants. The existence of the Investor Warrants could make investments in the Company less attractive.

Our recent sales efforts may not produce the desired results.

The Company has recently supplemented its sales infrastructure to focus on generating business from new customers.  The Company’s future success, particularly its ability to grow revenue, will depend largely upon the success of this effort.  While these new sales efforts have introduced a number of new customers into the Company’s sales pipeline, there can be no assurance that this sales pipeline will ultimately result in new customers.  Failure of this new sales effort to produce new and profitable revenue sources will have a material adverse effect on the Company’s future operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously reported in the Company’s Current Reports on Form 8-K filed during the three months ended September 30, 2009.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders (the “Annual Meeting”) on September 15, 2009 at our principle executive offices at One Sugar Creek Center Boulevard, Sugar Land, TX 77478. The purpose of the Annual Meeting was to (i) elect three Class I Directors to hold office until the 2012 Annual Meeting of Stockholders and (ii) to ratify the appointment of Ham, Langston & Brezina, LLP as the Company’s independent auditors for the fiscal year ending March 31, 2010.

The following table provides the number of votes cast related to each proposal:

	For	Withheld	Abstain

Joe Abrell	18,090,287	6,176,299	0
John L Nicholson, MD	16,352,713	7,913,873	0
G. Richard Hicks	19,553,814	4,712,772	0

	For	Against	Abstain

Ratification of Ham, Langston & Brezina	19,792,461	4,467,479	6,644

The following directors’ terms of office as a director continued after the Annual Meeting: Hayden D. Watson, J. Patrick Millinor, Charles E. Ramey, Mario Villarreal, Anna C. Catalano, and Thomas L. West, Jr.

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

10.2
US Dataworks, Inc. Common Stock Purchase Warrant issued on July 29, 2009 but effective as of June 26, 2009 by and between U.S. Dataworks, Inc. and John L. Nicholson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009).

10.3
Engagement Agreement dated as of August 7, 2009 by and among US Dataworks, Inc., Albeck Financial Services, Inc. and Randall J. Frapart (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009).

18	Concurrence of Independent Registered Public Accounting firm regarding change in accounting principle.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Accounting Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Accounting Officer.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2009

US DATAWORKS, INC.

By	/s/ Charles E. Ramey
Charles E. Ramey
Chief Executivel Officer
(Duly Authorized Officer)

By	/s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1
US Dataworks, Inc. Common Stock Purchase Warrant issued on July 29, 2009 but effective as of June 26, 2009 by and between U.S. Dataworks, Inc. and Charles E. Ramey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009).

10.2
US Dataworks, Inc. Common Stock Purchase Warrant issued on July 29, 2009 but effective as of June 26, 2009 by and between U.S. Dataworks, Inc. and John L. Nicholson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009).

10.3
Engagement Agreement dated as of August 7, 2009 by and among US Dataworks, Inc., Albeck Financial Services, Inc. and Randall J. Frapart (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009).

18	Concurrence of Independent Registered Public Accounting firm regarding change in accounting principle.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Accounting Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Accounting Officer.