Form 10-Q
period 2009-12-31
US DATAWORKS INC
filed 2010-02-16
CIK 1049505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated file	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Number of shares of Common Stock outstanding as of February 12, 2010: 33,003,951

US DATAWORKS, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2009

NOTE REGARDING FORWARD LOOKING STATEMENTS AND CERTAIN TERMS

When used in this Report, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, our operating expenses, our strategic opportunities, adequacy of capital resources, our potential professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, expectations regarding net losses, expectations regarding cash flow and sources of revenue, benefits of our relationship with an MSP, statements regarding our growth and profitability, investments in marketing and promotion, fluctuations in our operating results, our need for future financing, effects of accounting standards on our financial statements, our investment in strategic partnerships, development of our customer base and our infrastructure, our dependence on our strategic partners, our dependence on personnel, our employee relations, anticipated benefits of our restructuring, our disclosure controls and procedures, our ability to respond to rapid technological change, expansion of our technologies and products, benefits of our products, our competitive position, statements regarding future acquisitions or investments, our legal proceedings, and our dividend policy. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed herein, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks referred to in “Item 1A. Risk Factors.” These forward-looking statements speak only as ofthe date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “US Dataworks,” the “Company,” “we,” “us,” or “our” means US Dataworks, Inc.

MICRworks™, Clearingworks®, Returnworks™, and Remitworks™ are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

US DATAWORKS, INC.
UNAUDITED CONDENSED BALANCE SHEETS

	Dec 31, 2009 (Unaudited)	March 31, 2009 (See note)
ASSETS
Current assets:
Cash and cash equivalents	$1,089,642	$403,863
Accounts receivable, trade	617,286	845,747
Prepaid expenses and other current assets	260,281	186,578
Total current assets	1,967,209	1,436,188
Property and equipment, net	201,395	305,783
Goodwill, net	4,020,698	4,020,698
Other assets	32,111	194,359
Total assets	$6,221,413	$5,957,028
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$268,482	$247,132
Accrued expenses	188,964	199,940
Accrued interest — related parties	21,398	38,336
Deferred revenue	423,634	223,688
Note payable, current	26,459	35,279
Notes payable — related party, net unamortized discount of $186,446 and $0, respectively	3,905,949	4,203,500
Total current liabilities	4,834,886	4,947,875
Long term note payable	—	17,639
Total liabilities	4,834,886	4,965,514

Commitments and Contingencies

Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 109,333 shares issued and outstanding $3.75 liquidation preference, dividends of $365,916 and $334,481 in arrears as of December 31, 2009 and March 31, 2009, respectively	11	55
Common stock, $0.0001 par value 90,000,000 shares authorized; 32,969,263 and 32,730,870 issued and outstanding as of December 31, 2009 and March 31, 2009, respectively	3,297	3,273
Additional paid—in capital	65,563,370	65,063,737
Accumulated deficit	(64,180,151)	(64,075,551)
Total stockholders’ equity	1,386,527	991,514
Total liabilities and stockholders’ equity	$6,221,413	$5,957,028

Note: The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

US DATAWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2009	2008	2009	2008
REVENUES
Software licensing revenues	$30,977	$36,508	$30,977	$66,508
Software transactional revenues	514,999	540,787	1,554,967	1,601,291
Software maintenance revenues	208,816	217,775	629,675	666,257
Professional service revenues	1,512,066	1,204,941	4,146,889	3,765,741
Total revenues	2,266,858	2,000,011	6,362,508	6,099,797

COST OF SALES	748,964	740,982	2,095,653	2,138,562
Gross profit	1,517,894	1,259,029	4,266,855	3,961,235

OPERATING EXPENSES
Research and development	213,994	216,991	644,186	628,594
Sales and marketing	220,562	145,545	720,152	457,100
General and administrative	739,451	489,722	2,104,588	2,102,686
Depreciation and amortization	34,811	46,745	117,473	142,978
Total operating expense	1,208,818	899,003	3,586,399	3,331,358

OPERATING INCOME	309,076	360,026	680,456	629,877

OTHER INCOME (EXPENSE)
Financing costs	(99,648)	—	(217,895)	(329,692)
Interest expense	(1,436)	(109,601)	(166,555)	(2,603,020)
Interest expense — related party	(134,066)	(128,197)	(400,740)	(207,026)
Gain on derivatives	—	—	—	621,281
Other income	134	11,622	134	71,255
Total other income (expense)	(235,016)	(226,176)	(785,056)	(2,447,202)
INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	74,060	133,850	(104,600)	(1,817,325)
PROVISION FOR INCOME TAXES	—	—	—	—
NET INCOME/(LOSS)	$74,060	$133,850	$(104,600)	$(1,817,325)

EARNINGS/(LOSS) PER SHARE
ATTRIBUTABLE TO COMMON STOCK
Basic and diluted earnings/(loss) per share	$0.00	$0.00	$0.00	$(0.06)
Basic weighted - average shares outstanding	32,960,100	32,569,017	32,861,416	32,361,717
Effect of dilutive securities:
Stock options	55,400	21,053	—	—

Diluted weighted - average shares outstanding	33,015,500	32,590,076	32,861,416	32,361,717

The accompanying notes are an integral part of these condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

For the Nine Months Ended December 31,

	2009	2008
Cash flows from operating activities:-
Net loss	$(104,600)	$(1,817,327)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	117,473	142,978
Amortization of note discount on convertible promissory note	183,711	1,995,636
Amortization of deferred financing costs	162,248	487,260
Stock based compensation	179,454	218,238
Gain on derivatives	—	(621,281)
Changes in operating assets and liabilities:
Accounts receivable, net	228,461	(83,492)
Prepaid expenses and other current assets	(73,702)	57,762
Deferred revenue	199,946	138,623
Accounts payable	21,350	(4,029)
Accrued expenses	(10,977)	(194,492)
Interest payable	(16,938)	52,713
Net cash provided by operating activities	886,426	372,589

Cash flows from investing activities:
Purchase of property and equipment	(13,085)	(14,536)
Net cash used in investing activities	(13,085)	(14,536)

Cash flows from financing activities:
Proceeds from note payable-related party	—	3,703,500
Repayment of note payable-related party	(111,105)	—
Repayment of convertible promissory note	—	(4,000,000)
Deferred financing costs	—	(432,659)
Payment on extension of note payable-related party	(50,000)	—
Payments on note payable	(26,457)	(26,460)
Net cash used in financing activities	(187,562)	(755,619)
Net (decrease)/increase in cash and cash equivalents	685,779	(397,567)
Cash and cash equivalents, beginning of period	403,863	903,393
Cash and cash equivalents, end of period	$1,089,642	$505,826

Supplemental disclosures of cash flow information:
Interest paid	$408,363	$366,854

Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

US DATAWORKS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	Organization and Business

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

Financial Accounting Standards Board (“FASB”) Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification TM, (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non- SEC accounting literature not included in the Codification became non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right; rather, these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change (s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 in the second quarter of 2009, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

Revenue Recognition

The Company recognizes revenues associated with its software services in accordance with the provisions of the FASB Accounting Standards Codification (“ASC”) Topic No. 985 – 605, “Software – Revenue Recognition” (formerly American Institute of Certified Public Accountants’ Statement of Position 97- 2, “Software Revenue Recognition”). The Company licenses its software products under nonexclusive, nontransferable license agreements. These arrangements do not require significant production, modification, or customization. Therefore, revenue is recognized when such a license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable, and collectibility is probable.

In most cases, the Company licenses its software on a transactional fee basis in lieu of an up-front licensing fee. In these arrangements, the customer is charged a fee based upon the number of items processed by the software and the Company recognizes revenue as these transactions occur. The transaction fee also includes the provision of standard maintenance and support services as well as product upgrades should such upgrades become available.

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

Classification of labor-related expenses within the income statement - change in application of accounting principle

The Company categorizes its personnel into five separate functional departments: Professional Services (“Services”), Software Maintenance (“Maintenance”), Research and Development (“R&D”), Sales and Marketing (“S&M”) and General and Administrative (“Administrative”). Effective as of November 14, 2009, the Company has implemented certain changes in the way it applies the accounting principle regarding the classification of labor-related expenses as either cost of sales or operating expenses in the income statement.

 Prior to November 14, 2009, the Company used the following approach to classify such expenses. The Company’s costs incurred employing personnel working in its Services, Maintenance and R&D functions were classified as either cost of sales or operating expenses depending on whether the hours worked by such personnel were billable as professional or maintenance services to the customer. If the hours worked were billable to the customer, the costs were classified as cost of sales while all non-billable hours worked and all costs associated with vacation pay, holiday pay and training for such personnel were classified as operating expenses.

Effective as of November 14, 2009, the Company implemented the following new approach to classify such expenses. All of the Company’s labor costs including benefits incurred employing personnel working in its Services and Maintenance functions are classified as cost of sales regardless of whether the hours worked by such personnel are billable to the customer. All of the Company’s costs incurred employing personnel working in its R&D, S&M and Administrative functions are classified as operating expenses.

The Company believes that these changes in accounting policy enable it to better reflect the costs of its five functional departments and the overall reporting of gross profit and margins, from period to period.

 In order to conform to the current application, the Company reclassified a net of $118,229 from operating expenses to cost of sales for the nine months ended December 31, 2009. To conform to the current application, the Company reclassified a net of $208,684 from operating expenses to cost of sales for the three months ended June 30, 2008, a net of $145,635 for the quarter ended September 30, 2008, a net of $176,725 for the quarter ended December 31, 2008 and a total net of $531,044 from operating expenses to cost of sales for the nine months ended December 31, 2008.

Goodwill

The goodwill recorded on the Company’s books is from the acquisition of US Dataworks, Inc. in fiscal year 2001, which remains the Company’s single reporting unit. FASB ASC Topic No. 350, “Intangibles – Goodwill and Other Intangibles” (formerly SFAS No. 142 “Goodwill and Other Intangible Assets”), requires goodwill for each reporting unit of an entity be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, the Company performs impairment tests annually during the fiscal fourth quarter.

FASB ASC Topic No. 350 requires goodwill to be tested annually, typically performed during the fiscal fourth quarter, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for the year ended March 31, 2009.

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

Stock Options

Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is incorporated in FASB ASC Topic No. 718, “Compensation – Stock Compensation”, and requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The Company adopted FASB ASC Topic No. 718 using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. Stock-based compensation expense recognized under FASB ASC Topic No. 718, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances, for the three and nine months ended December 31 2009 was $60,952 and $179,454, respectively, and $32,033 and $218,238, respectively, for the three and nine months ended December 31, 2008.

FASB ASC Topic No. 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the three and nine months ended December 31, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures as per the tables below.

Upon adoption of FASB ASC Topic No. 718, the Company continued to use the Black-Scholes-Merton (“Black Scholes”) option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. There were no options granted during the three months ended December 31, 2009. During the nine months ended December 31, 2009 there were 800,000 options granted. There were 0 and 483,335 options granted during the three and nine months ended December 31, 2008, respectively. In determining the compensation cost of the options granted during the three and nine months ended Deember 31, 2009, as specified by FASB ASC Topic No. 718, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the Three Months Ending		For the Nine Months Ending
	December 31,		December 31,
	2009	2008	2009	2008
Risk-free Interest Rate	N/A	N/A	0.91%	2.43%
Expected Life of Options Granted	N/A	N/A	10 years	10 years
Requisite Service period	N/A	N/A	1-3 years	1-3 years
Expected Volatility	N/A	N/A	208%	189%
Expected Dividend Yield	N/A	N/A	0	0
Expected Forfeiture Rate	N/A	N/A	30%	30%

As of December 31, 2009, there was approximately $112,618 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a period of 3 years.

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

The following potential common stock equivalents have been excluded from the computation of diluted net earnings/(loss) per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	For the Nine Months Ended December 31,
	2009	2008
Options outstanding under the Company’s stock option plans	7,260,720	6,904,220
Options granted outside the Company’s stock option plans	1,160,000	1,160,000
Warrants issued in conjunction with private placements	2,888,201	3,538,201
Warrants issued as a financing cost for notes payable and convertible notes payable	6,705,304	4,651,163
Warrants issued for services rendered and litigation settlement	200,000	200,000
Warrants issued as consideration for note extension	2,054,141	200,000
Convertible Series B preferred stock (a)	109,933	109,933

____________
(a)	The Series B preferred stock is convertible into shares of common stock at a conversion ratio of one share of Series B preferred stock into one share of common stock.

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

Two customers accounted for 65% and 11%, respectively, of the Company’s net revenues for the three months ended December 31, 2009. Two customers accounted for 61% and 12%, respectively, of the Company’s net revenues for the nine months ended December 31, 2009. Two customers accounted for 50%, and 21%, respectively, of the Company’s net revenues for the three months ended December 31, 2008. Two customers accounted for 50% and 21%, respectively, of the Company’s net revenues for the nine months ended December 31, 2008.

At December 31, 2009 and 2008, amounts due from these significant customers accounted for 44% and 50%, respectively, of the Company’s accounts receivable.

Reclassifications

Certain items in the 2008 statement of operations for the three and nine month periods ending December 31, 2008, have been reclassified to conform to the 2009 presentation.

3.	Prepaid expenses and other current assets

Prepaid expenses and other current assets are comprised of prepaid expenses, and unbilled accounts receivable. Unbilled accounts receivable is defined as professional services already performed under fixed bid or milestone contracts that have not yet been invoiced.

As of December 31, 2009 and March 31, 2009, prepaid expenses were $18,750 and $29,297, respectively, and unbilled accounts receivable were $241,530 and $157,281, respectively.

4.	Property and Equipment

Property and equipment as of December 31, 2009 and March 31, 2009 consisted of the following:

	December 31, 2009	March 31, 2009
Furniture and fixtures	$99,535	$99,535
Office and telephone equipment	182,275	182,275
Computer equipment	747,631	734,546
Computer software	1,271,098	1,271,098
Leasehold improvements	64,733	64,733
	2,365,272	2,352,187
Less accumulated depreciation and amortization	(2,163,877)	(2,046,404)
Total	$201,395	$305,783

Depreciation and amortization expense for the three months ended December 31, 2009 and 2008 was $34,811 and $117,473, respectively. Depreciation and amortization expense for the nine months ended December 31, 2009 and 2008 was $46,745 and $142,978, respectively.

5.	Notes Payable — Related Parties

On November 13, 2007, the Company completed its financing with certain institutional investors that included the issuance of $4,000,000 in aggregate principal amount of senior secured convertible notes due November 13, 2010 (the “Prior Notes”). Interest on the Prior Notes accrued at a per annum rate equal to the 6-month LIBOR rate plus five hundred basis points. The Prior Notes were convertible at any time into shares of the Company’s common stock at the conversion price of $0.43 per share. The financing also included the issuance of warrants to purchase a total of 4,651,162 shares of the Company’s common stock at an exercise price of $0.43 per share (the “Warrants”). The Warrants are exercisable until November 13, 2012 and include anti-dilution provisions that will adjust the number of shares of common stock underlying the Warrants as well as the exercise price of the Warrants in certain instances involving the Company’s issuance of common stock below the exercise price of $0.43 per share. From the date of issuance through the date that the Prior Notes were paid in full, the conversion feature of the Prior Notes and the Warrants was accounted for as an embedded derivative in accordance with FASB ASC Topic No. 815. The Prior Notes were redeemed in full and retired on August 13, 2008 using the proceeds from the Company’s issuance of the Refinance Notes (discussed below).

In connection with the redemption of the Prior Notes, the Company entered into a Note Purchase Agreement and issued an aggregate of $3,703,500 Senior Secured Notes due August 13, 2009 (the “Redemption Refinance Notes”). The Redemption Refinance Notes were purchased by the Company’s Chief Executive Officer and a member of its Board of Directors (“Holders”). As originally issued, the Redemption Refinance Notes bore interest at a rate of 12% per annum with interest payments due in arrears monthly.

 Pursuant to the Redemption Refinance Notes as originally issued, if the Company fails to pay any amount of principal, interest, or other amounts when and as due, then the Redemption Refinance Notes will bear an interest rate of 18% until such time as the Company cures this default. In addition, if the Company is subject to certain events of bankruptcy or insolvency, the Redemption Refinance Notes provide that the Holders may redeem all or a portion of the Redemption Refinance Notes. As of December 31, 2009, the Company is in compliance with its debt covenants.

The Redemption Refinance Notes are secured by a Security Agreement, dated August 13, 2008, by and between the Company and the Holders, pursuant to which the Company granted the Holders a security interest in all its personal property, whether now owned or hereafter acquired, including but not limited to, all accounts receivable, copyrights, trademarks, licenses, equipment and all proceeds as from such collateral.

On February 19, 2009, US Dataworks, Inc. (the "Company") entered into Note Modification Agreements with the holders of the Redemption Refinance Notes. Effective as of February 19, 2009, the Note Modification Agreements amended the Redemption Refinance Notes as follows: (1) the maturity date of the Redemption Refinance Notes was extended from August 13, 2009 to December 31, 2009; (2) the annual interest rate on the Redemption Refinance Notes increased from 12% to 13%; and (3) the interest rate escalation clause related to an event of default was deleted. The Note Modification Agreements also added a mandatory principal payment provision that required the Company to reduce the principal balance of the Redemption Refinance Notes by 3% of the original principal amount of the Redemption Refinance Notes after the end of each calendar quarter starting with March 31, 2009 as long as such payment would not reduce the Company's cash balance below $500,000 as of the last day of such quarter. If making such principal payment would reduce the Company's cash balance below $500,000 as of such date, the amount of the principal payment will be reduced to the amount, if any, by which the Company's cash balance as of such date exceeds $500,000. The amount to be paid is to be determined each quarter and is not cumulative from quarter to quarter. These principal payments are to be made within 10 business days after the end of each quarter. An amendment fee of 1% of the outstanding principal balances of the Refinance Notes totaling $37,035 was expensed and paid to the holders thereof.

 On May 20, 2009, the Company again entered into Note Modification Agreements with the holders of the Redemption Refinance Notes that amended the Redemption Refinance Notes as follows: (1) the Other Note (defined below) was included in the definition of “Permitted Indebtedness” and (2) the Company was allowed to make voluntary interest payments on the Other Note notwithstanding the fact that the Redemption Refinance Notes are otherwise senior to the Other Note.

On June 26, 2009, the Company again entered into Note Modification Agreements with the holders of the Redemption Refinance Notes that amended the Redemption Refinance Notes as follows: (1) the maturity date of the Redemption Refinance Notes was extended from December 31, 2009 to July 1, 2010; and (2) the mandatory principal payment provision was revised to provide that to the extent the Company’s cash balance at the end of each calendar quarter exceeds $611,105, one-fourth of such excess amount must be used by the Company to pay down the principal balance of the Redemption Refinance Notes and the Company has the discretion to use an additional one-fourth of such excess amount to further pay down the principal balance of the Redemption Refinance Notes. Other than this additional principal payment requirement, the principal payment provision remained unchanged. In consideration of these amendments, the Company (i) paid to the holders of the Redemption Refinance Notes a fee of $50,000 in cash on July 1, 2009 and (ii) issued to the holders of the Redemption Refinance Notes warrants to purchase 1,854,141 shares of the Company’s common stock at an exercise price of $0.43 per share, with these warrants being subject to the additional terms specified in the Note Modification Agreements. The warrants were assigned an initial fair value of $320,157 using a lattice model with the following primary assumptions: 209% annual volatility, risk free rate of 2.58%, initial target exercise price at 200% of exercise price, and exercise behavior limited based on trading volume projections. In accordance with FASB ASC Topic No. 470 - 50, “Debt – Modifications and Extinguishments” (formerly EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instrument”), the consideration paid to the holders has been accounted for as an additional debt discount amortized over the remaining term of the Redemption Refinance Notes. The amount amortized during the nine month period ended December 31, 2009, associated with the debt discount is $133,711.

On September 26, 2006, the Company entered into a note payable with its Chief Executive Officer for $500,000. The note bore interest at the annual rate of  8.75%, was unsecured and was due September 25, 2007. On September 25, 2007, the Company entered into a new note payable agreement that replaced the September 2006 note. As of September 30, 2009, the outstanding balance on this note payable was $500,000 with the same terms as the September 2006 note (the “Other Note”). As originally issued, the principal, together with any unpaid accrued interest on the Other Note, was due and payable in full on demand on the earlier of: (i) the full and complete satisfaction of the Prior Notes and (ii) ninety-one (91) days following the expiration of the term of the Prior Notes, unless such date was extended by the mutual agreement of the parties.

On May 20, 2009, the Company entered into a Note Modification Agreement with the holder of the Other Note. Effective as of May 20, 2009, the Note Modification Agreement amended the Other Note as follows: (1) it was clarified that the Note was a demand note for which full payment can be required at any time on or after the maturity date; (2) the maturity date of the Note was extended to December 31, 2009; and (3) the Company was allowed to make voluntary prepayments under the Note without penalty.

On June 26, 2009, the Company again entered into a Note Modification Agreement with the holder of the Other Note that extended the maturity date of the Other Note from December 31, 2009 to July 1, 2010. In consideration of this amendment, the Company paid to the holder of the Other Note a fee of $6,667 in cash on July 1, 2009.

On February 9, 2010, the Company restructured the Redemption Refinance Notes and the Other Note. (see footnote 9 – Subsequent Events)

6.	Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 authorized shares of $0.0001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

Convertible Series B Preferred Stock

The Company has 700,000 shares authorized, and 109,933 shares issued and outstanding, of $0.0001 par value convertible Series B preferred stock. The Series B preferred stock has a liquidation preference of $3.75 per preferred share and carries a 10% cumulative preferred dividend payable each March 1 and September 1 if and when declared by the Board of Directors. The Series B preferred stock is convertible into shares of common stock at a conversion ratio of one share of Series B preferred stock for one share of common stock (109,933 common shares). The Company has the right to redeem the Series B preferred stock at any time after issuance at a redemption price of $4.15 per share plus any accrued but unpaid dividends.

Stock Options

In August 1999, the Company implemented its 1999 Stock Option Plan (the “1999 Plan”). In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”), which amended and restated the 1999 Plan. In September 2006, shareholders approved an amendment to the Company’s amended and restated 2000 Stock Option Plan to increase the maximum aggregate number of shares available for issuance there under from 6,000,000 to 7,500,000. Under the evergreen provisions of the plan, the maximum aggregate number of shares available for issuance is currently 9,000,000. The exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of vesting. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting.

During the three months ended December 31, 2009, and 2008, the Company did not grant any stock options.

During the nine months ended December 31, 2009, the Company granted 800,000 stock options to certain employees that may be exercised at prices ranging between $0.20 and $0.28 per share. During the nine months ended December 31, 2008, the Company granted 483,335 stock options to certain employees that may be exercised at a price of $0.28 per share.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
		Weighted-Average		Weighted-Average
	Shares	Exercise price	Shares	Exercise price
Outstanding, March 31, 2009	6,964,220	$0.68	1,160,000	$1.02
Granted	800,000	$0.24	0	0
Exercised	0	0	0	0
Forfeited/canceled	(18,500)	$0.56	0	0
Outstanding, December 31, 2009	7,745,720	$0.64	1,160,000	$1.02
Exercisable, December 31, 2009	6,704,893	$0.70	1,160,000	$1.02

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at December 31, 2009 were 5.94 years and $0.69, respectively. The exercise prices for the options outstanding at December 31, 2009 ranged from $0.15 to $6.25, and information relating to these options is as follows:

					Weighted-
			Weighted-		Average
			Average	Weighted-	Exercise
Range of	Stock	Stock	Remaining	Average	Price of
Exercise	Options	Options	Contractual	Exercise	Options
Prices	Outstanding	Exercisable	Life	Price	Exercisable
$0.15 — 0.80	6,460,384	5,419,557	6.49 years	$0.49	$0.54
$0.81 — 1.35	1,734,836	1,734,836	4.62 years	$0.93	$0.93
$1.36 — 6.25	710,500	710,500	4.13 years	$1.88	$1.88
	8,905,720	7,864,893

Restricted Stock

During the three months ended December 31, 2009, the Company granted 28,710 shares of common stock (at $0.29 per share based on the closing price of the common stock on the grant date) to its outside directors pursuant to the Company’s Outside Director Compensation Plan. The Company expensed $8,550 related to these grants during the three months ended December 31, 2009.

During the nine months ended December 31, 2009, the Company granted 50,000 shares of common stock (at $0.21 per share based on the closing price of the common stock on the grant date) to the President and Chief Operating Officer pursuant to his employment agreement and 90,476 shares of common stock (at $0.21 per share based on the closing price of the common stock on the grant date) to a board member for his work related to his prior service as Chairman of the Executive Committee. The Company expensed $12,125 related to these grants during the nine months ended December 31, 2009. The shares are granted under the 2000 Plan.

During the nine months ended December 31, 2009, the Company granted 40,714 shares of common stock (at $0.21 per share based on the closing price of the common stock on the grant date), 28,498 shares of common stock (at $0.30 per share based on the closing price of the stock on the grant date) and 28,710 shares of common stock (at $0.29 per share based on the closing price of the stock on the grant date) to its outside directors pursuant to the Company’s Outside Director Compensation Plan. The Company expensed $25,650 related to these grants during the nine months ended December 31, 2009.

During the three months ended December 31. 2008, the Company granted 50,000 shares of restricted common stock at $0.22 per share based on the closing price of the common stock on the grant date, to the President and Chief Operating Officer pursuant to his employment agreement, and 80,000 shares valued at $0.22 per share based on the closing price of the common stock on the grant date, to an independent member of the Board of Directors associated with his service as a member of the Company’s Executive Committee.

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

The Company expensed $7,514 related to these grants during the nine months ended December 31, 2008. The shares are granted under the 2000 Plan

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

Level 2. Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions .

As of December 31, 2009, the Company had no assets or liabilities that were marked to fair value under FASB ASC Topic No. 820 - 10.

8.	Liquidity

Due to our history of experiencing negative cash flows from operations, except for the recent fiscal year 2009 and the first three quarters of fiscal year 2010, we had incurred $4.2 million of debt and at December 31, 2009 we had $4.1 million of debt coming due on July 1, 2010.  As noted in the following Subsequent Event footnote 9, on February 9, 2010, we restructured this debt going forward such that $1.0 million payable to Silicon Valley Bank will be due in monthly payments of $27,777 over 36 months beginning March 1, 2010 and the balance of $2,295,000 payable to John L. Nicholson and $787,245 payable to Charles E. Ramey will become due January 1, 2014.  While we currently expect to able to fund the debt and interest payments as they come due from the Company’s operating cash flow, there can be no assurances that that this will in fact occur.

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

9.	Subsequent Events

On February 9, 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) and related agreements and documents providing for a senior credit facility comprised of a revolving line of credit and a term loan (the “Credit Facility”).  The initial maximum availability under the revolving line of credit (the “Revolver”) is $250,000 and increases to $1,000,000 on July 1, 2010.  The maturity date of the Revolver is February 8, 2011.  The Revolver accrues interest at an annual rate equal to the higher of (i) 1.25% above SVB’s prime rate and (ii) 5.25% and is payable monthly.  No principal payments are due on the Revolver until its maturity date.  Subject to the commitment limits described above, the Company can borrow up to eighty percent (80%) of its eligible accounts receivable subject to a number of exceptions. The Company will use the proceeds from the Revolver for general corporate purposes.  The amount borrowed under the term loan (the “Term Loan”) is $1,000,000.  The maturity date of the Term Loan is February 9, 2013.  The Term Loan accrues interest at the fixed annual rate of 6.50% and is payable monthly.  Principal payments on the Term Loan will be made in thirty six equal monthly installments. The Company will use approximately $770,000 from the proceeds of the Term Loan to pay down the principal balances on the Refinance Notes (as discussed below) and the remainder of such proceeds for general corporate purposes.  As long as an event of default occurs and is continuing, the interest rates on the Revolver and the Term Loan will increase by 5.00% on an annualized basis.

The Credit Facility requires that the Company comply with two financial covenants.  The first such covenant requires that the Company maintain an “adjusted quick ratio,” measured on the last day of each month, of not less than (i) 1.15 to 1.00 from the date of closing through March 31, 2010, (ii) 1.35 to 1.00 from April 1, 2010 through June 30, 2010 and (iii) 1.50 to 1.00 after July 1, 2010, with the “adjusted quick ratio” being defined as (i) cash and cash equivalents plus the amount of eligible accounts receivable divided by (ii) current liabilities minus deferred revenue minus the current portion of subordinated debt.  The second such covenant requires that the Company maintain a “fixed charge coverage ratio,” measured on the last day of each month for the six (6) months ended on such date, of not less than 1.40 to 1.00, with the “fixed charge coverage ratio” being defined as (i) EBITDA plus non-cash stock based compensation minus cash taxes minus non-financed capital expenditures for the six months ended on the measurement date divided by (ii) the principal and interest payments owed by the Company with respect to all of its indebtedness over the six months ended on the measurement date; provided, however, that the principal and interest payments owed by the Company during the first six months following the closing date will be annualized and divided by two. The foregoing description of the Loan Agreement and the Credit Facility is qualified in its entirety by reference to the Loan Agreement, a copy of which is attached to this Quarterly Report as an exhibit and incorporated herein by reference.

On February 9, 2010, concurrently with entering into the Loan Agreement, the Company, John L. Nicholson, an outside director of the Company, and Charles E. Ramey, the Chairman and CEO of the Company, entered into a Loan Restructuring Agreement (the “Loan Restructuring Agreement”) pursuant to which the debt represented by certain notes held by Messrs. Nicholson and Ramey was reduced and restructured.  Immediately prior to entering into the Loan Restructuring Agreement, Mr. Nicholson held that certain secured refinance note dated August 13, 2008 executed by the Company, as amended by those certain Note Modification Agreements dated February 19, 2009, May 20, 2009, June 26, 2009 and December 18, 2009 (the “Nicholson Refinance Note”), which had an outstanding principal amount of $2,718,401 immediately prior to entering into the Loan Restructuring Agreement.  As required by the Loan Restructuring Agreement, the Company made a principal payment on the Nicholson Refinance Note of $423,401, thereby reducing the outstanding principal balance on the Nicholson Refinance Note to $2,295,000.  In addition, the Loan Restructuring Agreement modified the Nicholson Refinance Note as follows: (1) the maturity date of the Nicholson Refinance Note was extended to January 1, 2014, (ii) the annual interest rate payable on the Nicholson Refinance Note was reduced to twelve percent (12%) and will be reduced further to ten percent (10%) in the event that the principal is reduced to $1,905,000 or lower before the maturity date, (3) no principal payments are required until the maturity date and (4) the Nicholson Refinance Note is expressly subject to the terms and provisions of the Subordination Agreement among SVB, Messrs. Nicholson and Ramey and the Company that was entered into on February 9, 2010 (the “Subordination Agreement”), which agreement provides, among other things, that no payments on the Nicholson Refinance Note other than regular scheduled non-default interest payments are permitted without the consent of SVB unless and until the Credit Facility is paid in full and terminated.

Immediately prior to entering into the Loan Restructuring Agreement, Mr. Ramey held that certain secured refinance note dated August 13, 2008 executed by the Company, as amended by those certain Note Modification Agreements dated February 19, 2009, May 20, 2009, June 26, 2009 and December 18, 2009 (the “Ramey Refinance Note”), which had an outstanding principal amount of $643,105 immediately prior to entering into the Loan Restructuring Agreement. In addition, immediately prior to entering into the Loan Restructuring Agreement, Mr. Ramey held that certain 8.75% Promissory Note dated September 25, 2007 executed by the Company, as amended by those certain Note Modification Agreements dated May 20, 2009 and June 26, 2009 (the “Second Ramey Note”), which had an outstanding principal amount of $500,000 immediately prior to entering into the Loan Restructuring Agreement.  As required by the Loan Restructuring Agreement, the Second Ramey Note was cancelled and the principal owed thereunder was added to the principal balance owed under the Ramey Refinance Note, resulting in the Ramey Refinance Note having an outstanding principal amount of $1,143,105.  As required by the Loan Restructuring Agreement, the Company made a principal payment on the Ramey Refinance Note of $345,860, thereby reducing the outstanding principal balance on the Ramey Refinance Note to $792,245.  In addition, the Loan Restructuring Agreement modified the Ramey Refinance Note as follows: (1) the maturity date of the Ramey Refinance Note was extended to January 1, 2014, (ii) the annual interest rate payable on the Ramey Refinance Note was reduced to ten percent (10%) and (3) the Ramey Refinance Note is expressly subject to the terms and provisions of the Subordination Agreement, which agreement provides, among other things, that no payments on the Ramey Refinance Note other than regular scheduled non-default interest payments are permitted without the consent of SVB unless and until the Credit Facility is paid in full and terminated.

In consideration of entering into the Loan Restructuring Agreement, the Company agreed to (i) pay to Mr. Nicholson a cash fee of $60,000, payable $36,000 immediately and $24,000 on or before June 30, 2010 and (ii) issue Mr. Nicholson five-year warrants to purchase 1,484,358 shares of the Company’s common stock at an exercise price of $0.43 per share issuable as follows: (i) warrants to acquire 1,113,269 shares of the Company’s common stock to be issued immediately and (ii) warrants to acquire 371,089 shares of the Company’s common stock to be issued on April 1, 2010 provided that as of such date the Nicholson Refinance Note has not been paid in full.  In consideration of entering into the Loan Restructuring Agreement, the Company agreed to (i) pay to Mr. Ramey a cash fee of $30,843, payable $18,506 immediately and $12,337 on or before June 30, 2010 and (ii) issue Mr. Ramey five-year warrants to purchase 665,642 shares of the Company’s common stock at an exercise price of $0.43 per share, issuable as follows: (i) warrants to acquire 499,232 shares of the Company’s common stock to be issued immediately and (ii) warrants to acquire 166,410 shares of the Company’s common stock to be issued on April 1, 2010 provided that as of such date the Ramey Refinance Note has not been paid in full.  The foregoing description of the Loan Restructuring Agreement is qualified in its entirety by reference to the Loan Restructuring Agreement, a copy of which is attached to this Quarterly Report as an exhibit and incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

In most cases, the Company licenses its software on a transactional fee basis in lieu of an up-front licensing fee. In these arrangements, the customer is charged a fee based upon the number of items processed by the software and the Company recognizes revenue as these transactions occur. The transaction fee also includes the provision of standard maintenance and support services as well as product upgrades should such upgrades become available.

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

Classification of labor-related expenses within the income statement - change in application of accounting principle

The Company categorizes its personnel into five separate functional departments: Professional Services (“Services”), Software Maintenance (“Maintenance”), Research and Development (“R&D”), Sales and Marketing (“S&M”) and General and Administrative (“Administrative”). Effective as of November 14, 2009, the Company has implemented certain changes in the way it applies the accounting principle regarding the classification of labor-related expenses as either cost of sales or operating expenses in the income statement.

Prior to November 14, 2009 , the Company used the following approach to classify such expenses. The Company’s costs incurred employing personnel working in its Services, Maintenance and R&D functions were classified as either cost of sales or operating expenses depending on whether the hours worked by such personnel were billable as professional or maintenance services to the customer. If the hours worked were billable to the customer, the costs were classified as cost of sales while all non-billable hours worked and all costs associated with vacation pay, holiday pay and training for such personnel were classified as operating expenses.

Effective as of November 14, 2009, the Company implemented the following new approach to classify such expenses. All of the Company’s labor costs including benefits incurred employing personnel working in its Services and Maintenance functions are classified as cost of sales regardless of whether the hours worked by such personnel are billable to the customer. All of the Company’s costs incurred employing personnel working in its R&D, S&M and Administrative functions are classified as operating expenses.

The Company believes that these changes in accounting policy enable it to better reflect the costs of its five functional departments and the overall reporting of gross profit and margins, from period to period.

In order to conform to the current application, the Company reclassified a net of $118,229 from operating expenses to cost of sales for the nine months ended December 31, 2009. To conform to the current application, the Company reclassified a net of $208,684 from operating expenses to cost of sales for the three months ended June 30, 2008, a net of $145,635 for the quarter ended September 30, 2008, a net of $176,725 for the quarter ended December 31, 2008 and a total net of $531,044 from operating expenses to cost of sales for the nine months ended December 31, 2008.

Goodwill

The goodwill recorded on our books is from the acquisition of US Dataworks, Inc. in fiscal year 2001, which remains our single reporting unit. FASB ASC Topic No. 350, “Intangibles – Goodwill and Other Intangibles” (formerly SFAS No. 142, “Goodwill and Other Intangible Assets,”) requires goodwill foreach reporting unit of an entity to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, we perform impairment tests annually during the fourth fiscal quarter.

FASB ASC Topic No. 350 requires goodwill to be tested annually, typically performed during the fourth fiscal quarter, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for the year ended March 31, 2010.

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

Two customers accounted for 65% and 11%, respectively, of the Company’s net revenues for the three months ended December 31, 2009. Two customers accounted for 61% and 12%, respectively, of the Company’s net revenues for the nine months ended December 31, 2009. Two customers accounted for 50%, and 21%, respectively, of the Company’s net revenues for the three months ended December 31, 2008. Two customers accounted for 50% and 21%, respectively, of the Company’s net revenues for the nine months ended December 31, 2008.

At December 31, 2009 and 2008, amounts due from these significant customers accounted for 44% and 50%, respectively, of the Company’s accounts receivable.

Results of Operations

The results of operations reflected in this discussion include our operations for the three and nine month periods ended December 31, 2009 and 2008.

Revenues

We generate revenues from (a) licensing and supporting software with fees due on a transactional basis, (b) providing maintenance, enhancement and support for previously licensed products, (c) providing professional services and (d) licensing software with fees due at the initial term of the license.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2009	2008	Change	2009	2008	Change
	(In 000’s)			(In 000’s)
Software licensing revenues	$31	$37	-15%	$31	$67	-53%
Software transactional revenues	515	541	-5%	1,555	1,601	-3%
Software maintenance revenues	209	218	-4%	630	666	-6%
Professional service revenues	1,512	1,204	26%	4,147	3,766	10%
Total revenues	$2,267	$2,000	13%	$6,363	$6,100	4%

Revenues increased in the three and nine months ended December 31, 2009 by 13% and 4%, respectively, as compared to the same periods ended December 31, 2008. For the three months ended December 31, 2009, professional services revenue increased by 26%, offset by a decrease in licensing, transactional, and maintenance revenue of 15%, 5% and 4%, respectively, as compared to the same periods ended December 31, 2008. For the nine months ended December 31, 2008, professional services revenue increased by 10%, offset by a 53% decrease in licensing revenue, a 3% decrease in transactional revenue, and 6% decrease in maintenance revenue as compared to the same periods ended December 31, 2008.

The decrease in licensing revenues for the three and nine months ended December 31, 2009, compared to the same periods last year, is primarily due to the new license sale recorded in the first quarter of fiscal 2008 associated with a new customer as compared to no new license sale in the current periods.

The decrease in transactional revenues for the three and nine months ended December 31, 2009, compared to the same periods last year, is principally due to the economic environment in which we operate. As the spending of our clients’ customers has slowed down, fewer transactions are processed through our software. We expect that transactional revenues will slowly increase in the coming quarters as our clients’ customers increase their spending and as we integrate our new customers into our system.

The decrease in maintenance revenues for the three and nine months ended December 31, 2009, compared to the same periods last year, was primarily attributable to fewer customers renewing their annual maintenance agreement in the current periods.  We do not anticipate significant ongoing growth in annual maintenance fees.

The increase in professional service revenues for the three and nine months ended December 31, 2009, compared to the same periods last year, is primarily due to activity under our professional services contract with a branch of the federal government during the current periods.

Cost of Sales

Costs of sales include personnel costs associated with our professional services and software maintenance departments as well as the cost of the Thomson Financial EPICWare™ software and other third party software resold in connection with our software. Cost of sales increased by $7,982, or 1%, as adjusted for the change in application of accounting policy, to $748,964 for the three months ended December 31, 2009 from $740,982 for the three months ended December 31, 2008. This increase was due to an $13,000 increase in third party software costs, a $6,000 increase in travel expenses for service personnel, offset by an $11,000 decrease in our labor costs for outside service labor, service, and maintenance labor costs.

For the nine months ended December 31, 2009, costs of sales decreased by $42,909, or 2%, to $2,095,653 as adjusted for the change in application of accounting policy from $2,138,562 for the nine months ended December 31, 2008. This decrease is attributable to a $68,000 increase in third party software expense, a $398,000 increase in professional service labor costs offset by a $481,000 decrease in maintenance labor costs and a $28,000 decrease in outside professional service expense. The shift in labor costs was due primarily to the Company’s work on the professional service contract with the United States government entity and the change in the application of the accounting principle for costs of sales adopted by the Company effective as of November 14, 2009. In order to conform to the current application, the Company reclassified a net of$118,230 from operating expenses to cost of sales for the nine months ended December 31, 2009.

Operating Expenses

Comparative analysis for the three months ended December 31, 2009 and 2008

Total operating expenses for our three operating departments and our depreciation and amortization expense increased by $309,815, or 34%, from $899,003, as adjusted for the change in application of accounting policy, for the three months ended December 31, 2008, to $1,208,818 for the three months ended December 31, 2009.

General and administrative expenses increased $249,729 from $489,722, as adjusted for the change in application of accounting policy, for the three months ended December 31, 2008 to $739,451 for the three months ended December 31, 2009. The increase was attributable to an $39,000 increase in outside consultant expense, a $82,000 increase in professional  fees, and a $34,000 increase in personnel expense resulting from an additional resource, a $28,000 increase in stock based compensation expense, a $27,000 increase in outside director fees, a $10,000 increase in insurance expense and a total of $36,000 in expenses related to various areas including computer hardware, accounting, investor relations, phones, travel and rent expense. These increases were offset by reductions totaling $7,000 in office expense, property taxes, computer leasing and dues and subscriptions.

Sales and Marketing expenses increased $75,017 from $145,545, as adjusted for the change in application of accounting policy, for the three months ended December 31, 2008 to $220,562 for the three months ended December 31, 2009. The increase is attributable to an increase in personnel cost of $72,000 and a $4,000 increase in expense for attendance at trade shows and exhibits as compared to the same period last year.

Research and development expenses decreased $2,997 from $216,991, as adjusted for the change in application of accounting policy, for the three months ended December 31, 2008 to $213,994 for the three months ended December 31, 2009. The decrease is primarily associated with a reduction of personnel cost.

Our depreciation and amortization expense decreased $11,934 from $46,745 for the three months ended December 31, 2008 to $34,811 for the three months ended December 31, 2009.This decrease is attributable to a number of our property and equipment items attaining a fully depreciated state during the past year and thus our amortization expense in the current quarter as compared to the same quarter last year is less.

Comparative analysis for the nine months ended December 31, 2009 and 2008

Total operating expenses for our three operating departments and our depreciation and amortization expense increased  by $255,041, or 8%, from $3,331,358, as adjusted for the change in application of accounting policy, for the nine months ended December 31, 2008 to $3,586,399, as adjusted for the change in application of accounting policy, for the nine months ended December 31, 2009.

General and administrative expenses increased $1,901 from $2,102,686, as adjusted for the change in application of accounting policy, for the nine months ended December 31, 2008 to $2,104,588 for the nine months ended December 31, 2009. The increase was attributable to a $64,000 increase in outside consultant expense, a $50,000 increase in personnel expense resulting from an additional resource, a $64,000 increase in outside director fees, a $48,000 increase in payroll fees expense, and a $31,000 increase in computer lease and hardware expense. These increases were offset by reductions in legal expense of $154,000, a $38,000 reduction in stock based compensation, a $13,000 reduction in investor relations fees, a $38,000 reduction in travel fees, and a reduction in fees totaling $13,000 for license, dues and taxes.

Sales and Marketing expenses increased $263,052 from $457,100, as adjusted for the change in application of accounting policy, for the nine months ended December 31, 2008 to $720,152 for the nine months ended December 31, 2009. The increase is attributable to an increase in personnel cost of $199,000, a $50,000 increase in travel and meal expense, and  a $12,000 increase in trade show expense and exhibits as compared to the same period last year.

Research and development increased $15,592 from $628,594, as adjusted for the change in application of accounting policy, for the nine months ended December 31, 2008 to $644,186 for the three months ended December 31, 2009. The increase is primarily associated with an increase of $11,000 in outside consultants and a $5,000 increase in travel expense.

Our depreciation and amortization expense decreased $25,505 from $142,978 for the nine months ended December 31, 2008 to $117,473 for the nine months ended December 31, 2009. This decrease is attributable to a number of our property and equipment items attaining a fully depreciated state in the during the past year and thus our amortization expense in the current nine month period as compared to the same period last year is less.

Our headcount at December 31, 2009 was 36, as compared to 35 at December 31, 2008.

Other Expenses (Income)

Other expenses, including interest expense and financing costs, increased $8,840, or 4%, from an expense of $226,176 for the three months ended December 31, 2008 to an expense  of $235,016 for the three months ended December 31, 2009. This increase in expenses was primarily related to a $100,000 increase in financing costs, a $5,000 increase in interest expense to related parties, and an increase in other expense of $11,000 offset by a $108,000 reduction in interest expense related to the amortization of the note discount on the refinance notes..

Other expenses, including interest expense and financing costs, decreased $1,662,146, or 68%, to $785,056 for the nine months ended December 31, 2009 from $2,447,202 for the nine months ended December 31, 2008. This decrease is primarily related to the Prior Notes and the manner in which they are required to be reported under FASB ASC Topic No. 815.

At the initial recording of the Prior Notes on to our books, a value must be determined for each portion of the Prior Notes, the compounded embedded derivatives and the warrants. Once determined, this value is netted against the total value of the Prior Notes and the remaining amount is identified as a Discount on Note Payable, and is amortized over the life of the loan utilizing an effective interest method calculation for determining the value of the units each quarter. This discount is written off to interest expense after the effective method calculation is performed each quarter. At inception of the Prior Notes in November 2007 the Discount on Note Payable was $2,240,263. This discount would have been $0 if the Prior Notes were held until November 2010, and all interest expense would have been amortized over that time period.

The Prior Notes were paid in full on August 13, 2008, resulting in an accounting treatment consistent with FASB ASC Topic No. 815 guidelines. At the time the Prior Notes are paid off, the derivatives no longer have value associated with the Prior Notes, and the Discount on Note Payable must be immediately expensed. At the time the Prior Notes were paid in August 2008, $1,747,791 remained on the Discount on Note Payable. This amount was charged to interest expense in the quarter ended September 30, 2008 and accounts for the bulk of the decrease in other income for the three and nine months ended December 2009 as there were no charges in the current year.

Net Income /(Loss)

Net income decreased $59,790, or 45%, from $133,850 for the three months ended December 31, 2008 to a net gain of $74,060 for the three months ended December 31, 2009. For details related to this loss see the preceding discussions related to our costs of sales, operating expenses and other expenses sections above.

Net loss decreased by $1,712,725, or 94%, from $1,817,325 for the nine months ended December 31, 2008 to a net loss of $104,600 for the nine months ended December 31, 2009. For details related to this loss see the preceding discussions related to our costs of sales, operating expenses and other expenses sections above.

Liquidity and Capital Resources

Due to our history of experiencing negative cash flows from operations, except for the recent fiscal year 2009 and the first three quarters of fiscal year 2010, we had incurred $4.2 million of debt and at December 31, 2009 we had $4.1 million of debt coming due on July 1, 2010.  As noted in the above Subsequent Event footnote 9, on February 9, 2010, we restructured this debt going forward such that $1.0 million payable to Silicon Valley Bank will be due in monthly payments of $27,777 over 36 months beginning March 1, 2010 and the balance of $2,295,000 payable to John L. Nicholson and $787,245 payable to Charles E. Ramey will become due January 1, 2014.  While we currently expect to able to fund the debt and interest payments as they come due from the Company’s operating cash flow, there can be no assurances that that this will in fact occur.

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

Cash and cash equivalents increased by $685,779 from $403,863 at March 31, 2009 to $1,089,642 at December 31, 2009. Cash provided by operating activities was $886,427 in the nine months ended December 31, 2009 compared to cash used in operating activities of $372,590 in the same nine month period in the prior year.

 Cash used in investing activities of $13,086 and $14,538 in the nine months ended December 31, 2009 and December 31, 2008, respectively, was due primarily to equipment purchases.

Cash used in financing activities for the nine months ended December 31, 2009, was $187,562 compared to cash used of $755,619 in the nine months ended December 31, 2008. Financing activities in the current nine month period included payments of $111,105 related to notes payable –related parties a $50,000 payment for an extension of notes payable – related parties note, and $26,457 on repayment of equipment notes payable.

We believe we currently have adequate capital resources to fund our anticipated cash needs through December 31, 2010. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year end March 31, 2009 dated as of, and filed with the SEC on, June 29, 2009 and in our Quarterly Report on Form 10-Q dated as of, and filed with the SEC on, November 16, 2009 (the “SEC Reports”). For a discussion of these risk factors, see “Item 1.A. Risk Factors” in the SEC Reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On February 9, 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) and related agreements and documents providing for a senior credit facility comprised of a revolving line of credit and a term loan (the “Credit Facility”).  The initial maximum availability under the revolving line of credit (the “Revolver”) is $250,000 and increases to $1,000,000 on July 1, 2010.  The maturity date of the Revolver is February 8, 2011.  The Revolver accrues interest at an annual rate equal to the higher of (i) 1.25% above SVB’s prime rate and (ii) 5.25% and is payable monthly.  No principal payments are due on the Revolver until its maturity date.  Subject to the commitment limits described above, the Company can borrow up to eighty percent (80%) of its eligible accounts receivable subject to a number of exceptions that include, but are not limited to, the following: (1) receivables that remain unpaid more than 90 days from the invoice date, (2) receivables from an account debtor to the extent such account debtor’s total unpaid receivables exceed twenty-five percent (25%) of the Company’s total unpaid receivables, with such level being thirty-five percent (35%) for two of the Company’s more significant customers, (3) government receivables that have not been assigned under the Federal Assignment Claims Act of 1940 and (4) receivables for work performed that have not yet been invoiced.  Under certain circumstances, SVB can decrease the 80% cap and can adjust the eligibility criteria to be more stringent.  The Company will use the proceeds from the Revolver for general corporate purposes.  The amount borrowed under the term loan (the “Term Loan”) is $1,000,000.  The maturity date of the Term Loan is February 9, 2013.  The Term Loan accrues interest at the fixed annual rate of 6.50% and is payable monthly.  Principal payments on the Term Loan will be made in thirty six equal monthly installments. The Company will use approximately $770,000 from the proceeds of the Term Loan to pay down the principal balances on the Refinance Notes (as discussed below) and the remainder of such proceeds for general corporate purposes.

The Credit Facility requires that the Company comply with two financial covenants.  The first such covenant requires that the Company maintain an “adjusted quick ratio,” measured on the last day of each month, of not less than (i) 1.15 to 1.00 from the date of closing through March 31, 2010, (ii) 1.35 to 1.00 from April 1, 2010 through June 30, 2010 and (iii) 1.50 to 1.00 after July 1, 2010, with the “adjusted quick ratio” being defined as (i) cash and cash equivalents plus the amount of eligible accounts receivable divided by (ii) current liabilities minus deferred revenue minus the current portion of subordinated debt.  The second such covenant requires that the Company maintain a “fixed charge coverage ratio,” measured on the last day of each month for the six (6) months ended on such date, of not less than 1.40 to 1.00, with the “fixed charge coverage ratio” being defined as (i) EBITDA plus non-cash stock based compensation minus cash taxes minus non-financed capital expenditures for the six months ended on the measurement date divided by (ii) the principal and interest payments owed by the Company with respect to all of its indebtedness over the six months ended on the measurement date; provided, however, that the principal and interest payments owed by the Company during the first six months following the closing date will be annualized and divided by two.  The indebtedness owed under the Credit Facility will be fully secured by a perfected first priority security interest in favor of SVB in all of the Company’s assets, including its cash, accounts receivable, inventory, equipment, intellectual property rights and contract rights.

Borrowing under the Revolver will be conditioned on (i) all representations and warranties contained in the Loan Agreement being true as of the date of the borrowing request and (ii) there being no “material adverse change” on the date of the borrowing request, with “material adverse change” being defined as (i) the material impairment of the bank’s lien on the collateral or in the value of the collateral, (ii) the material impairment of the prospect of repayment of the loans and (iii) a material adverse change in the business, operations or condition (financial or otherwise) of the Company.  In addition, the Company is obligated to deliver a landlord’s consent and evidence of insurance to SVB within thirty (30) days after the closing.  The Loan Agreement contains a number of representations and warranties, including, but not limited to, those pertaining to due organization and existence, collateral, accounts receivable, litigation, the Company’s financial statements, solvency, regulatory compliance, investments, taxes and use of proceeds.  The Loan Agreement also contains a number of affirmative covenants, including, but not limited to, those pertaining to due organization and existence, government approvals, delivery of financial statements and other certificates, reports and other information, insurance, bank accounts, intellectual property rights, litigation and audit rights.  The Loan Agreement also contains a number of negative covenants, including, but not limited to, those pertaining to disposition of assets, changes in business and senior management, mergers and acquisitions, cash dividends, investments, transactions with affiliates, subordinated debt and regulatory compliance.

The Loan Agreement specifies a number of “events of default,” including, but not limited to, payment defaults, the occurrence of a material adverse change, legal attachment to collateral, insolvency, cross-defaults with other agreements, judgments, misrepresentations, and the occurrence or assertion that the Credit Facility is not senior to any subordinated debt.  In addition, a breach of any of the covenants, representations and warranties, or other provisions of the Loan Agreement will constitute an event of default, with some of such breaches having a 10-30 day cure period and other breaches (including the financial covenants, the negative covenants and affirmative covenants relating to taxes, insurance, bank accounts and financial statement and other information delivery requirements) having no cure period.  As long as an event of default occurs and is continuing, the interest rates on the Revolver and the Term Loan will increase by 5.00%.

In consideration of the Credit Facility, the Company has agreed to pay the following fees to SVB: (1) an upfront cash fee of $15,000 payable at the closing, (2) an early termination fee of $10,000 if the Term Loan is paid off within the first year of such loan and (3) an early termination fee of one percent (1%) of the amount of the Revolver commitment if the Revolver is terminated and paid off within the first year of such loan ($2,500 if before July 1, 2010 and $10,000 thereafter).  The foregoing description of the Loan Agreement and the Credit Facility is qualified in its entirety by reference to the Loan Agreement, a copy of which is attached to this Quarterly Report as an exhibit and incorporated herein by reference.

On February 9, 2010, concurrently with entering into the Loan Agreement, the Company, John L. Nicholson, an outside director of the Company, and Charles E. Ramey, the Chairman and CEO of the Company, entered into a Loan Restructuring Agreement (the “Loan Restructuring Agreement”) pursuant to which the debt represented by certain notes held by Messrs. Nicholson and Ramey was reduced and restructured.  Immediately prior to entering into the Loan Restructuring Agreement, Mr. Nicholson held that certain secured refinance note dated August 13, 2008 executed by the Company, as amended by those certain Note Modification Agreements dated February 19, 2009, May 20, 2009, June 26, 2009 and December 18, 2009 (the “Nicholson Refinance Note”), which had an outstanding principal amount of $2,718,401 immediately prior to entering into the Loan Restructuring Agreement.  As required by the Loan Restructuring Agreement, the Company made a principal payment on the Nicholson Refinance Note of $423,401, thereby reducing the outstanding principal balance on the Nicholson Refinance Note to $2,295,000.  In addition, the Loan Restructuring Agreement modified the Nicholson Refinance Note as follows: (1) the maturity date of the Nicholson Refinance Note was extended to January 1, 2014, (ii) the annual interest rate payable on the Nicholson Refinance Note was reduced to twelve percent (12%) and will be reduced further to ten percent (10%) in the event that the principal is reduced to $1,905,000 or lower before the maturity date, (3) no principal payments are required until the maturity date and (4) the Nicholson Refinance Note is expressly subject to the terms and provisions of the Subordination Agreement among SVB, Messrs. Nicholson and Ramey and the Company that was entered into on February 9, 2010 (the “Subordination Agreement”), which agreement provides, among other things, that no payments on the Nicholson Refinance Note other than regular scheduled non-default interest payments are permitted without the consent of SVB unless and until the Credit Facility is paid in full and terminated.

Immediately prior to entering into the Loan Restructuring Agreement, Mr. Ramey held that certain secured refinance note dated August 13, 2008 executed by the Company, as amended by those certain Note Modification Agreements dated February 19, 2009, May 20, 2009, June 26, 2009 and December 18, 2009 (the “Ramey Refinance Note”), which had an outstanding principal amount of $643,105 immediately prior to entering into the Loan Restructuring Agreement. In addition, immediately prior to entering into the Loan Restructuring Agreement, Mr. Ramey held that certain 8.75% Promissory Note dated September 25, 2007 executed by the Company, as amended by those certain Note Modification Agreements dated May 20, 2009 and June 26, 2009 (the “Second Ramey Note”), which had an outstanding principal amount of $500,000 immediately prior to entering into the Loan Restructuring Agreement.  As required by the Loan Restructuring Agreement, the Second Ramey Note was cancelled and the principal owed thereunder was added to the principal balance owed under the Ramey Refinance Note, resulting in the Ramey Refinance Note having an outstanding principal amount of $1,143,105.  As required by the Loan Restructuring Agreement, the Company made a principal payment on the Ramey Refinance Note of $345,860, thereby reducing the outstanding principal balance on the Ramey Refinance Note to $792,245.  In addition, the Loan Restructuring Agreement modified the Ramey Refinance Note as follows: (1) the maturity date of the Ramey Refinance Note was extended to January 1, 2014, (ii) the annual interest rate payable on the Ramey Refinance Note was reduced to ten percent (10%) and (3) the Ramey Refinance Note is expressly subject to the terms and provisions of the Subordination Agreement, which agreement provides, among other things, that no payments on the Ramey Refinance Note other than regular scheduled non-default interest payments are permitted without the consent of SVB unless and until the Credit Facility is paid in full and terminated.

The Loan Restructuring Agreement also modified the terms of the security agreement and the collateral agency agreement (collectively, the “Security Agreements”) governing the Nicholson Refinance Notes and the Ramey Refinance Notes (collectively, the “Refinance Notes”) by adding provisions stating that (i) the Security Agreements are subject to the Subordination Agreement, (ii) the security interest granted pursuant to the Security Agreements shall be subordinate to the security interest of SVB and its successors as provided in the Subordination Agreement and (iii) the liens granted to SVB and its successors shall be deemed to be a permitted lien under the Security Agreements.  The Loan Restructuring Agreement also provides that (i) the reimbursement and indemnity agreement between Messrs. Ramey and Nicholson governing the Refinance Notes is terminated, (ii) all of the loan documents governing the Refinance Notes shall remain subject to the Subordination Agreement regardless of whether the Refinance Notes are subsequently transferred, (iii)  in the event that the Company makes any additional payments of principal on the Refinance Notes prior to their maturity, such principal payments shall be allocated as between the Nicholson Refinance Note and the Ramey Refinance Note as follows: (1) for the first $525,479 of total principal payments, the ratio will be 74.22% on the Nicholson Refinance Note and 25.78% on the Ramey Refinance Note, for a total of $390,000 on the Nicholson Refinance Note and $135,479 on the Ramey Refinance Note and (2) absent written instructions from Messrs. Nicholson and Ramey as to how such payments should be applied, any additional principal payments will be applied to the Refinance Notes pro rata based on the relative principal balances of the Refinance Notes, and (iv) the Company will pay the costs and expenses of the note holders (including reasonable attorneys’ fees and expenses) in connection with the Loan Restructuring Agreement and the Refinance Notes.

In consideration of entering into the Loan Restructuring Agreement, the Company agreed to (i) pay to Mr. Nicholson a cash fee of $60,000, payable $36,000 immediately and $24,000 on or before June 30, 2010 and (ii) issue Mr. Nicholson five-year warrants to purchase 1,484,358 shares of the Company’s common stock at an exercise price of $0.43 per share, with these warrants to be in the same form and subject to the same terms and provisions as the warrant previously issued to Mr. Nicholson in July 2009 in connection with a prior amendment, issuable as follows: (i) warrants to acquire 1,113,269 shares of the Company’s common stock to be issued immediately and (ii) warrants to acquire 371,089 shares of the Company’s common stock to be issued on April 1, 2010 provided that as of such date the Nicholson Refinance Note has not been paid in full.  In consideration of entering into the Loan Restructuring Agreement, the Company agreed to (i) pay to Mr. Ramey a cash fee of $30,843, payable $18,506 immediately and $12,337 on or before June 30, 2010 and (ii) issue Mr. Ramey five-year warrants to purchase 665,642 shares of the Company’s common stock at an exercise price of $0.43 per share, with these warrants to be in the same form and subject to the same terms and provisions as the warrant previously issued to Mr. Ramey in July 2009 in connection with a prior amendment, issuable as follows: (i) warrants to acquire 499,232 shares of the Company’s common stock to be issued immediately and (ii) warrants to acquire 166,410 shares of the Company’s common stock to be issued on April 1, 2010 provided that as of such date the Ramey Refinance Note has not been paid in full.  The foregoing description of the Loan Restructuring Agreement is qualified in its entirety by reference to the Loan Restructuring Agreement, a copy of which is attached to this Quarterly Report as an exhibit and incorporated herein by reference

The warrants to be issued pursuant to the Loan Restructuring Agreement are and will be issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in that the issuance of such warrants is a transaction by the Company not involving a public offering.  Facts supporting the applicability of this exemption include that (i) the lenders receiving the warrants are Company insiders and are sophisticated, knowledgeable and experienced investors, (ii) the warrants are being issued through direct negotiations and did not involve general solicitation, (iii) the lenders receiving the warrants will represent to the Company in writing that they are acquiring the warrants and, upon exercise of the warrants, will acquire the securities underlying the warrants, for their own account and  not with a view to the resale or distribution thereof and (iv) the lenders receiving the warrants will agree in writing that the warrants are not transferrable except in certain limited circumstances and that the warrants (and the securities underlying the warrants) will be transferred only in strict compliance with Rule 144.

Item 6. Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit
Number	Description of Document

10.1
Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated December 18, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009).

10.2
Note Modification Agreement by and between US Dataworks, Inc. and Charles E Ramey dated December 18, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009).

10.3	Loan and Security Agreement dated as of February 9, 2010 between Silicon Valley Bank and US Dataworks, Inc.
10.4	Loan and Restructuring Agreement dated as of February 9, 2010 among US Dataworks, Inc., John L. Nicholson M.D., and Charles E. Ramey.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 2010

US DATAWORKS, INC.

By:	/s/ Charles E. Ramey
Charles E. Ramey
Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1
Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated December 18, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009).

10.2
Note Modification Agreement by and between US Dataworks, Inc. and Charles E Ramey dated December 18, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009).

10.3	Loan and Security Agreement dated as of February 9, 2010 between Silicon Valley Bank and US Dataworks, Inc..
10.4	Loan and Restructuring Agreement dated as of February 9, 2010 among US Dataworks, Inc., John L. Nicholson M.D., and Charles E. Ramey.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.