Form 10-K
period 2010-03-31
US DATAWORKS INC
filed 2010-06-29
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-15385

US DATAWORKS, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1290152
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Sugar Creek Center Blvd.
5th Floor
Sugar Land, Texas 77478
(Address of principal executive offices, including ZIP Code)

(281) 504-8000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class:
Common Stock, $0.0001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 23, 2010, the aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant, based on the $0.20 per share price for the Registrant's common stock as quoted by the OTC Bulletin Board on June 23, 2010 was $5,501,934 (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the Registrant have been deemed affiliates).

As of June 23, 2010, the number of outstanding shares of common stock of the Registrant was 33,145,576.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

US DATAWORKS, INC.

TABLE OF CONTENTS

2010 FORM 10-K

NOTE REGARDING FORWARD LOOKING STATEMENTS AND CERTAIN TERMS

When used in this Report, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, our operating expenses, our strategic opportunities, adequacy of capital resources, our potential professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, expectations regarding net losses, expectations regarding cash flow and sources of revenue, benefits of our relationship with a Merchant Services Provider (“MSP”), statements regarding our growth and profitability, investments in marketing and promotion, fluctuations in our operating results, our need for future financing, effects of accounting standards on our financial statements, our investment in strategic partnerships, development of our customer base and our infrastructure, our dependence on our strategic partners, our dependence on personnel, our employee relations, anticipated benefits of our restructuring, our disclosure controls and procedures, our ability to respond to rapid technological change, expansion of our technologies and products, benefits of our products, our competitive position, statements regarding future acquisitions or investments, our legal proceedings, and our dividend policy.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed herein, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks set forth below under “Item 1A. Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Customers

US Dataworks’ sells its products into several vertical markets within the market segments of Corporate Payments, Retail Payments, and Government. Customers include credit card issuers, major retailers and the United States Government.  Two of our customers, the Federal Reserve Bank of Cleveland and American Express, accounted for 58%, and 9%, respectively, of our net revenue for the year ended March 31, 2010. Three of our customers, American Express, the Federal Reserve Bank of Cleveland, and Regulus, accounted for 47%, 22%, and 9%, respectively, of our net revenue for the year ended March 31, 2009.

Strategic Business Relationships

We have enhanced our distribution channel by aligning ourselves with key strategic distribution partners to sell and distribute our software products in order to accelerate our revenue growth and capture of market share. We have aligned ourselves with several strategic partners as a core component of our sales and distribution strategy, including Computer Sciences Corporation, C$ cMoney, Inc., The Bankers Bank, and CDS Global.

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

Employees

As of June 18, 2010, we have 36 employees, all of whom are full-time employees. We are not a party to any collective bargaining agreement with our employees. We believe our employee relations to be good.

Research and Development

For fiscal 2010 and 2009, we spent approximately $886,556 and $841,577, respectively, on research and development activities.

ITEM 1A.  RISK FACTORS

In addition to the other information in this Report, the following factors should be considered in evaluating us and our business.

We have a significant amount of debt coming due in fiscal 2014 that we may not be able to repay.

We have approximately $3.1 million of debt that we owe certain company insiders that is due and payable on January 1, 2014, all of which is secured by a lien on all of our properties and assets, including all of our accounts receivable.  While we expect to build enough cash by January 1, 2014 to pay off these obligations, such may not be the case.  If we are not able to make this ballon payment, we will need to refinance this debt or arrange to have the maturity date extended. While we expect to be able to refinance this debt or reach an agreement to extend the maturity date of this debt if necessary, there can be no assurances that this will in fact occur.  In such case, failure to refinance or extend the maturity date of this debt will give the secured holders of such debt the right to foreclose on our properties and assets, including our accounts receivables.  If these foreclosure rights are exercised, we will be forced to file for protection available under federal bankruptcy laws, which will likely render our equity, including our issued and outstanding common stock, valueless.

We have a general history of losses and may not operate profitably in the future.

We have incurred losses for the last three fiscal years ended March 31, 2009. While we achieved positive cash flow  and net income in fiscal 2010, that may not continue in the future. As of March 31, 2010, our accumulated deficit was $64,510,785. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

Our ability to continue as a going concern may be contingent upon our ability to secure capital from prospective investors or lenders.

The accompanying financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business., We believe we currently have adequate cash to fund anticipated cash needs through March 31, 2011. However, we may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts that are uncertain, especially under the current capital market conditions. In addition, there may be limited access to capital due to being listed on OTC Bulletin Board. These factors raise substantial doubt about our ability to continue as a going concern. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

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

In addition, from time to time we derive a portion of our revenue from agreements signed at the end of the reporting period. Our operating results could suffer if the timing of these agreements is delayed. Depending on the type of agreements we enter into, we may not be able to recognize revenue under these agreements in the reporting period in which they are signed. These factors could negatively affect demand for our products and services, and our future operating results.

Most of our operating expenses are relatively fixed in the short-term. We may be unable to adjust spending rapidly to compensate for any unexpected sales shortfall, which could harm our operating results. Because of the emerging nature of the markets in which we compete, we do not have the ability to predict future operating results with any certainty. Because of the above factors, you should not rely on period-to-period comparisons of results of operation as an indication of future performances.

We may not be able to develop or maintain our relationships with distribution partners, which may cause our cash flow to decline.

We may not be able to maintain or develop new relationships with distribution channel partners. These strategic relationships are a core component of our sales and distribution strategy and are a part of our growth strategy. The loss of a distribution channel partner could harm our operating results.

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

The revenue growth and profitability of our business depends on the overall demand for computer software and services in the product segments in which we compete. Because our sales are primarily to major financial services and government customers, our business also depends on general economic and business conditions. A softening of demand caused by a weakening of the economy may result in decreased revenue or lower growth rates. As a result, we may not be able to effectively promote future license revenue growth in our application business.

We may not be able to attract, retain or integrate key personnel, which may prevent us from successfully operating our business.

We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel. The loss of services of any of the key members of our management team or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale and harm our operating results.

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

The services we provide for our clients may grant us access to confidential or proprietary client information. Any unauthorized disclosure or use could result in a claim against us for substantial damages and could harm our reputation. Our contractual provisions attempting to limit these damages may not be enforceable in all instances or may otherwise fail to adequately protect us from liability for damages which would have a negative impact on our operating results.

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

We intend to continue to expand the range of our technologies and products, and we may acquire or make investments in additional complementary businesses, technologies or products, if appropriate opportunities arise. We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or consummate future acquisitions or investments, each of which could slow our growth strategy. We have no prior history or experience in investing in or acquiring and integrating complementary businesses and therefore may have difficulties completing such transactions or realizing the benefits of such transactions, or they may have a negative effect on our business. Such investments or acquisitions could require us to devote a substantial amount of time and resources and could place a significant strain on our management and personnel. To finance any acquisitions, we may choose to issue equity based instruments, which would dilute your interest in us. Any future acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results.

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

The market for our common stock is subject to the penny stock regulations and restrictions, which could impair liquidity and make trading difficult.

Because our common stock is no longer listed on the NYSE Alternext US (formerly the AMEX) and because it continues to trade at a market price of less than $5.00 per share, it is deemed to be a “penny stock” under SEC rules and regulations.  This classification adversely affects the market liquidity for the Company’s common stock by placing a number of restrictions and requirements on brokers and dealers in purchasing, or effecting the purchase of, penny stocks.  Because of these regulations, broker-dealers may not wish to process the additional paperwork, make the additional disclosures and/or take the other additional actions required under the regulations in connection with purchasing our common stock.  This in turn will have the effect of reducing the level of trading activity in our common stock and make it more difficult for a holder of our common stock to sell his or her shares at the desired price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive office, which is our only property, currently consists of 18,790 square feet of office space, and is located at 1 Sugar Creek Center Blvd., 5th Floor, Sugar Land, Texas 77478, which is leased through July 2012.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various legal and other proceedings that are incidental to the conduct of our business. We are currently not involved in any such legal proceedings.

ITEM 4.  [RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Market and Share Prices

During fiscal 2010 and 2009, our common stock was traded on the American Stock Exchange under the symbol “UDW.” The following table indicates the high and low per share sale prices as reported by the American Stock Exchange for the periods indicated.

	High	Low

Year Ended March 31, 2010

First Quarter	$0.45	$0.16

Second Quarter	0.39	0.24

Third Quarter	0.37	0.17

Fourth Quarter	0.30	0.17

Year Ended March 31, 2009

First Quarter	$0.17	$0.11

Second Quarter	0.66	0.06

Third Quarter	0.30	0.11

Fourth Quarter	0.32	0.12

Holders

As of June 23, 2010, the 33,145,576  issued and outstanding shares of our common stock were held by 318 stockholders of record.  Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table sets forth certain information as to our equity compensation plans as of March 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by the stockholders	7,745,720	$0.64	12,836
Equity compensation plans not approved by the stockholders	1,160,000	$1.02	—
Total	8,905,720	$0.69	12,836

The Amended and Restated 2000 Stock Option Plan is our only equity compensation plan that has been approved by the stockholders. We have also granted non-statutory stock options to purchase shares of our common stock pursuant to stock option agreements. Some of these grants were made outside of our 2000 Stock Option Plan. The exercise prices of these options were equal to the fair market value of our common stock on the date of grant. These options vest over periods up to three years from the date of grant and have a duration of  ten years. The exercise price may be paid in cash or by a net issuance through a cashless exercise.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Report.

Prior Release of Preliminary Unaudited Financial Results

In the Company’s Current Report on Form 8-K filed with the Commission on April 23, 2010 (the “Prior 8-K”), the Company released certain preliminary unaudited financial results for the quarter and year ended March 31, 2010 (the “Preliminary Results”). One of the transactions contributing to these previously reported results involved entering into a Strategic Alliance Agreement with C$ cMoney, Inc. (“C$Money”) on March 27, 2010 pursuant to which the Company sold a license to C$Money to use the Company’s Clearingworks software and agreed to issue to C$Money five-year warrants with an exercise price of $0.45 per share. The total consideration for these transactions (the “C$Money Transactions”) was $1,000,000 and was payabale on or before April 12, 2010. The warrants were valued at approximately $187,002. As a result, we planned to record the effect of the C$Money Transactions in the quarter ended March 31, 2010 by recording a $1,000,000 receivable and recognizing $812,998 of license fee revenue and $187,002 as additional paid in capital. However as of the date of this Report, the $1,000,000 payment has not been received. Subsequent to the issuance of the Prior 8-K, the Company determined that it is not able to record the effects of the C$Money Transactions in the quarter ended March 31, 2010 and expects to record the effects of the C$Money Transactions in fiscal 2011. As a result, the audited financial results for the quarter and year ended March 31, 2010 reported herein differ from the Preliminary Results. Specifically, the Company’s revenue, operating income and net income for the quarter and year ended March 31, 2010 is $812,998 less than previously reported and the Company’s stockholders’ equity at March 31, 2010, is $1,000,000 less than previously reported.

Restatement

As more fully discussed in Note 10 of our financial statements, we have restated our previously issued financial statements for fiscal years 2007, 2008 and 2009 and the related quarters within those fiscal years.  The discussion and analysis (MD&A) reflect these adjustments and should be read in conjunction with the financial statements and footnotes in Item 8 of this Report. See also “Item 9B. Other Information.”

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition the valuation of our intangible assets, and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that of the significant accounting policies used in the preparation of our financial statements (see Note 2 to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

Revenue Recognition

We recognize revenues associated with our software products in accordance with the provisions of the  FASB Accounting Standards Codification (“ASC”) Topic No. 985 – 605, “Software – Revenue Recognition” (formerly American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition”). We license our software products under non-exclusive, non-transferable license agreements. Because these agreements do not require significant production, modification or customization, revenue is recognized when the license agreement has been signed, the software product has been delivered, the related fee is fixed or determinable and collection of such fee is probable.

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

In certain instances, the Company enters into arrangements that include multiple elements, where fees are allocated to the various elements based on vendor specific objective evidence of fair value.

Classification of labor-related expenses within the income statement - change in application of accounting principle

The Company categorizes its personnel into five separate functional departments: Professional Services (“Services”), Software Maintenance  (“Maintenance”), Research and Development (“R&D”), Sales and Marketing (“S&M”) and General and Administrative (“Administrative”). Effective as of November 14, 2009, the Company implemented certain changes in the way it applies the accounting principle regarding the classification of labor related expenses as either cost of sales or operating expenses in the income statement.

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

In order to conform to the current application adopted in September of 2009, the Company reclassified a net of $118,229 from operating expenses to cost of sales for the quarter ended June 30, 2009 and the year ended March 31, 2010. To conform to the current application, the Company reclassified a net of $208,684 from operating expenses to cost of sales for the three months ended June 30, 2008, a net of $145,635 for the quarter ended September 30, 2008, a net of $176,725 for the quarter ended December 31, 2008, $194,759 for the quarter ended March 31, 2009 and a total net of $725,803 from operating expenses to cost of sales for the year ended March 31, 2009.

Concentrations of Credit Risk

We extend credit to our customers and perform ongoing credit evaluations of our customers. We do not obtain collateral from our customers to secure our accounts receivables. We evaluate our accounts receivable on a regular basis for the ability to collect and provide for an allowance for potential credit losses as deemed necessary.

Two of our customers, the Federal Reserve Bank of Cleveland and American Express, accounted for 58%, and 9%, respectively, of our net revenue for the year ended March 31, 2010. Three of our customers, American Express, the Federal Reserve Bank of Cleveland, and Regulus, accounted for 47%, 22%, and 9%, respectively, of our net revenue for the year ended March 31, 2009.

At March 31, 2010, amounts due from two of our customers, the Federal Reserve Bank of Cleveland and Regulus, accounted for 71% and 14%, respectively, of accounts receivable than outstanding.

At March 31, 2009, amounts due from four of our customers, the Federal Reserve Bank of Cleveland, American Express, Inc., Fairfax Imaging, Inc., and Regulus, accounts for 25%, 19%, 15% and 15%, respectively, of accounts receivable then outstanding.

Results of Operations

The results of operations reflected in this discussion include the operations of US Dataworks for the years ended March 31, 2010 and March 31, 2009.

Revenue

We generate revenues from (a) licensing software with fees due at the initial term of the license, (b) licensing and supporting software with fees due on a transactional basis (c) providing maintenance, enhancement and support for previously licensed products, and (d) providing professional services.

	For year Ended March 31,
	2010	2009	Change
	(In 000’s)

Software licensing revenues	$631	$246	156.6%
Software transactional revenues	2,026	2,158	(6.1)%
Software maintenance revenues	820	892	(8.1)%
Professional service revenues	5,055	4,701	7.5%

Total revenues	$8.531	$7,997	6.7%

The decrease in transactional revenue was primarily attributable to the loss of two customers one of whom chose to take the processing of their items in-house. The increase in professional service revenue was primarily attributable to the ongoing consulting agreement with the Federal Reserve Bank of Cleveland.  Software licensing revenue increase is attributable to the sale of the ClearHistory license to the Federal Reserve Bank of Cleveland in fiscal 2010.

Cost of Sales

Cost of sales principally include the costs of our personnel who perform the services associated with our software maintenance, support, training and installation activities, and the cost of third party software sold in conjunction with licenses of our software to convert electronic data into acceptable formats utilized by the Nation’s banking system. Total cost of sales decreased by $62,704, or 2.2%, from $2,885,383, as adjusted for the change in application of accounting policy in fiscal 2009 to $2,822,679 in fiscal 2010. The decrease in cost of sales is due to a decrease in labor costs of $50,000, a decrease in outside consultants labor costs of $72,000 offset by an increase of $59,000 in third party software purchased for resale to our customers.

Operating Expenses

Total operating expenses increased by $354,426, or 8.0%, as adjusted for the change in application of accounting policy,  from $4,431,625  in fiscal 2009 to $4,786,051 in fiscal 2010.

General and administrative expenses increased $1,955 from $2,801,265, as adjusted for the change in application of accounting policy, for the year ended March 31, 2009 to $2,803,220 for the year ended March 31, 2010. The increase was attributable to a $47,000 increase in payroll expenses, a $36,000 increase in computer hardware expense, a $21,000 increase in office expense, a $245,000 increase in outside consultants expense, a $44,000 increase in director fees, and a $11,000 increase in telephone expense. These increases were offset by decreases in legal expenses of $172,000, accounting fees of $19,000, stock-based compensation of $68,000, salary expense of $90,000 and various other expenses including dues and subscriptions, licenses, rent, and travel totaling $53,000.

Sales and Marketing expenses increased $345,861 from $601,340, as adjusted for the change in application of accounting policy, for the year ended March 31, 2009 to $947,201 for the year ended March 31, 2010. The increase is attributable to an increase in personnel cost of $264,000, a $75,000 increase in travel and meal expense, and a $7,000 increase in trade show expense and exhibits.

Research and development expenses increased $44,979 from $841,577, as adjusted for the change in application of accounting policy, for the year ended March 31, 2009 to $886,556 for the year ended March 31, 2010. The increase is primarily associated with an increase of $31,000 associated with salary expense, an  increase of $11,000 in outside consultants and a $3,000 increase in travel expense.

Our depreciation and amortization expense decreased $38,369 from $187,443 for the year ended March 31, 2009 to $149,074 for the year ended March 31, 2010. This decrease is attributable to a number of our property and equipment items attaining a fully depreciated state during the past fiscal year.

Our headcount at March 31, 2010 was 36 as compared to 35 at March 31, 2009.

Other Income (Expense)

Total other income (expense), including interest expense and financing costs, decreased $1,759,243, from an expense of $2,701,432 in fiscal 2009 to an expense of $942,189 in fiscal 2010. The decrease is principally due to the $2,534,210 in interest expense related to the convertible promissory notes which were refinanced in fiscal year 2009, and a $106,000 decrease in financing costs, offset by an increase in interest expense of $189,000, an absence of derivative income of $621,000 as compared to the prior year and a reduction in interest earned of $71,000 as compared to the prior year.

Net Income

Net income increased by $2,002,231, or 99.0%, from a net loss of $2,021,452 in fiscal 2009 to a net loss of $19,221 in fiscal 2010.

Liquidity and Capital Resources

Because of our ability to grow revenue while at the same time reducing general and administrative expenses, we experienced positive cash flow from operations in fiscal years 2010 and in 2009. During the fourth quarter of fiscal year 2010, we obtained a three-year term loan and restructured our notes payable-related party such that $972,222 was due in 35 monthly installments of  $27,778 and $3,092,245 is due January 1, 2014.

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

Cash and cash equivalents increased by $40,679 from $403,863 at March 31, 2009 to $444,542 at March 31, 2010. Cash  provided by operating activities was $290,252 in fiscal 2010 as compared to $279,446 in fiscal 2009.

Cash used for investing activities for fiscal 2009 and 2010 consisted of the purchase of property and equipment totaling $14,538 and $13,086, respectively.

Financing activities used net cash of $236,487 in fiscal 2010 and included $1,000,000 in proceeds from a note payable with Silicon Valley Bank, offset by $1,111,255 in repayment of related party notes, $27,778 in repayment of the Silicon Valley Bank note, and $35,276 in notes payable to a vendor.

Financing activities used net cash of $764,438 in fiscal 2009, and included $3,703,500 in proceeds from a related party loan, offset by $4,000,000 repayment of convertible promissory notes, $432,659 in deferred financing costs and $35,279 in notes payable to a vendor.

We believe we currently have adequate capital resources to fund our anticipated cash needs through March 31, 2011. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to raise additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. In the event we raise additional equity, these financings may result in dilution to existing shareholders.

Our contractual obligations, which are described elsewhere in our financial statements, have been summarized in the table below:

		Payments Due in fiscal year
Contractual Obligations	Balance as of March 31, 2010	2011	2012	2013	2014

Office Lease	$825,194	$350,747	$355,444	$119,003

Notes to Insiders	$3,092,245				$3,092,245

Notes Payable	$972,222	$333,333	$333,333	$305,556

Total	$4,889,661	$684,080	$688,777	$424,559	$3,092,245

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“the Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding various existing authoritative accounting pronouncements. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification had no significant impact on the Company’s financial statements.

Fair Value Measurements: In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value  (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for the first reporting period beginning after issuance. There was no change to our financial statements due to the implementation of this guidance.

Revenue Recognition: In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements  (“ASU 2009-13”). ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence, including VSOE, third party evidence of selling price (“TPE”), or estimated selling price (“ESP”).

In October 2009, the FASB also issued ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements  (“ASU 2009-14”). ASU 2009-14 excludes tangible products containing software and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 605-985,  Software-Revenue Recognition .

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. We are currently evaluating the impact of these new accounting standards on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements  (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by SFAS No. 157, Fair Value Measurements (ASC 820). The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. Management does not expect this pronouncement to have a material effect to the financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

US DATAWORKS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

US Dataworks, Inc.

We have audited the accompanying balance sheets of US Dataworks, Inc. (the “Company”) as of March 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Dataworks, Inc. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements, the Company restated its March 31, 2009, 2008, and 2007 financial statements.

/s/ Ham, Langston & Brezina, LLP

Houston, Texas
June  29, 2010, including the restatement disclosure Note 10 to the financial statements

US DATAWORKS, INC.
BALANCE SHEETS

	March 31, 2010	March 31, 2009 (as restated)
ASSETS
Current assets:
Cash and cash equivalents	$444,542	$403,863
Accounts receivable, trade	1,059,825	845,747
Prepaid expenses and other current assets	307,653	186,578
Total current assets	1,812,020	1,436,188
Property and equipment, net	169,796	305,783
Goodwill, net	4,020,698	4,020,698
Other assets	90,835	194,359

Total assets	$6,093,349	$5,957,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of notes payable	$350,972	$35,279
Deferred revenue	181,330	223,688
Accounts payable	235,077	247,132
Accrued expenses	246,558	199,940
Interest payable – related parties	30,162	38,336
Notes payable – related parties	—	4,203,500
Total current liabilities	1,044,099	4,947,875
Long term Note Payable	638,889	17,639
Long term Note Payable – Related Party, net unamortized discount of $543,736	2,548,509	—
Total long term liabilities	3,187,398	17,639

Total liabilities	4,231,497	4,965,514

Commitments and contingencies

Stockholders’ equity:

Convertible Series B preferred stock, $0.0001 par value; 700,000 shares authorized; 109,933 shares issued and outstanding; $3.75 liquidation preference, dividends of $376,312 and $334,841 in arrears as of March 31, 2010 and 2009, respectively	11	11
Common stock, $0.0001 par value; 90,000,000 shares authorized; 33,103,951 and 32,730,870 shares issued and outstanding as of March 31, 2010 and 2009 , respectively	3,310	3,273
Additional paid-in capital	66,369,315	65,479,793
Accumulated deficit	(64,510,784)	(64,491,563)

Total stockholders’ equity	1,861,852	991,514

Total liabilities and stockholders’ equity	$6,093,349	$5,957,028

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF OPERATIONS

for the years ended March 31, 2010 and 2009

	2010	2009
		(as restated)

Revenues:
Software licensing revenues	$630,977	$245,931
Software transactional revenues	2,025,794	2,158,409
Software maintenance revenues	819,897	892,171
Professional services revenues	5,055,030	4,700,476

Total revenues	8,531,698	7,996,987

Cost of Sales	2,822,679	2,885,383

Gross Profit	5,709,019	5,111,604

Operating expenses:
Research and development	886,556	841,577
Sales and marketing	947,201	601,340
General and administrative	2,803,220	2,801,265
Depreciation and amortization	149,074	187,443

Total operating expenses	4,786,051	4,431,625

Income from operations	922,968	679,979

Other income (expense):
Financing costs	(242,175)	(348,210)
Interest expense	(178,411)	(2,712,621)
Interest expense – related parties	(521,844)	(333,137)
Other income (expense)	241	71,255
Gain on derivative liabilities	—	621,281

Total other expense	(942,189)	(2,701,432)

Income/loss before provision for income taxes	(19,221)	(2,021,453)

Provision for income taxes	—	—

Net loss	$(19,221)	$(2,021,453)

Basic and diluted income (loss) per share	$0.00	$(0.06)

Basic weighted-average shares outstanding	32,938,983	32,444,764

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended March 31, 2010 and 2009

	Preferred Stock Convertible Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance, March 31, 2008, as restated	109,933	$11	32,062,962	$3,206	65,157,893	(62,470,110)	2,691,000
Stock based compensation	—	—	667,908	67	321,900	—	321,967
Net income/(loss), as restated	—	—	—	—	—	(2,021,453)	(2,021,453)
Balance at March 31, 2009, as restated	109,933	$11	32,730,870	$3,273	65,479,793	(64,491,563)	991,514

	Preferred Stock Convertible Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance, March 31, 2009, as restated	109,933	$11	32,730,870	$3,273	65,479,793	(64,491,563)	991,514
Warrants issued in exchange for note extension	—	—	—	—	635,567	—	635,567
Stock based compensation	—	—	373,081	37	253,955	—	253,992
Net income/(loss)	—	—	—	—	—	(19,221)	(19,221)
Balance at March 31, 2010	109,933	$11	33,103,951	$3,310	66,369,315	(64,510,784)	1,861,852

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF CASH FLOWS
for the years ended March 31, 2010 and 2009

	2010	2009
		As restated
Cash flows from operating activities:
Net loss from operating activities	$(19,221)	$(2,021,453)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	149,073	187,445
Amortization of deferred financing costs	165,702	595,425
Amortization of discount on notes payable	91,830	1,995,636
Stock based compensation	253,991	321,967
Gain on derivatives	—	(621,281)
Changes in operating assets and liabilities:
Accounts receivable	(214,078)	10,514
Prepaid expenses and other current assets	(121,075)	(40,667)
Deferred revenue	(42,358)	22,855
Accounts payable	(12,055)	(24,545)
Accrued expenses	46,617	(166,598)
Interest payable – related party	(8,174)	20,148

Net cash provided by operating activities	290,252	279,446

Cash flows used in investing activities:
Purchase of property and equipment	(13,086)	(14,538)

Net cash used in investing activities	(13,086)	(14,538)

Cash flows from financing activities:
Proceeds from related party note	—	3,703,500
Proceeds from bank loan	1,000,000	—
Repayment of note payable — related parties	(1,111,255)	—
Repayment of convertible promissory note	—	(4,000,000)
Repayment of note payable to bank	(27,778)	—
Deferred financing costs	(62,178)	(432,659)
Payments on equipment note payable	(35,276)	(35,279)

Net cash used in financing activities	(236,487)	(764,438)

Net (decrease) increase in cash and cash equivalents	40,679	(499,530)
Cash and cash equivalents, beginning of year	403,863	903,393
Cash and cash equivalents, end of year	$444,542	$403,863

Supplemental disclosures of cash flow information

Interest paid	$510,744	$517,049
Taxes paid	$—	$—

Non-cash financing activities:
Discount upon restructuring of notes payable-related parties	$635,567	$—

The accompanying notes are an integral part of these financial statements.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

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

2.	Summary of Significant Accounting Policies

Financial Accounting Standards Board (“FASB”) Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification TM, (“Codification” or “ASC”) became the source of authoritative Generally Accepted Accounting Principles (‘GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right; rather, these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change (s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 in the second quarter of 2009, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

Revenue Recognition

The Company recognizes revenues associated with our software services in accordance with the provisions of the ASC Topic No. 985 – 605, “Software – Revenue Recognition” (formerly American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition”). The Company licenses its software products under nonexclusive, nontransferable license agreements. These agreements do not require significant production, modification, or customization. Therefore, revenue is recognized when such a license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable, and collectibility is probable.

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

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

In certain instances, the Company enters into arrangements that include multiple elements, where fees are allocated to the various elements based on vendor specific objective evidence of fair value.

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

FASB ASC Topic No. 350 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not have an impairment of goodwill to record for the year ended March 31, 2010 and March 31, 2009.

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

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

On April 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which is incorporated in ASC Topic No. 820 - 10, “Fair Value Measurements and Disclosures”. ASC Topic No. 820 - 10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC Topic No. 820 – 10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC Topic No. 820 – 10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of March 31, 2010 and 2009, the Company had no assets or liabilities that were marked to fair value under ASC Topic No. 820 - 10.

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

In accordance with ASC Topic No. 815, “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), as amended, the convertible debt holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the convertible notes are not clearly and closely related to the characteristics of the notes.  Accordingly, the features qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within ASC Topic No. 815, they are required to be accounted for separately from the debt instrument and recorded as derivative instrument liabilities.

Stock Options

The Company follows the guidance cited in ASC Topic No. 718, “Compensation – Stock Compensation”, (formerly SFAS 123R, Share-Based Payment) to account for its stock options. ASC Topic No. 18 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The Company adopted ASC Topic No. 718 using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. Stock-based compensation expense recognized under ASC Topic No. 718, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances, for the years ended March 31, 2010 and March 31, 2009 was $253,992, and $321,967 respectively, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

ASC Topic No. 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the years ended March 31, 2010 and March 31, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures as per the tables below.

Upon adoption of ASC Topic No. 718, the Company continued to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. In determining the compensation cost of the options granted during the years ended March 31, 2010 and March 31,  2009, as specified by ASC Topic No. 718, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the Year Ending
	March 31,
	2010	2009
Risk-free Interest Rate	0.90%	2.46%
Expected Life of Options Granted	10 years	10 years
Expected Volatility	208%	189%
Expected Dividend Yield	0	0
Expected Forfeiture Rate	30%	30%

As of March 31, 2010, there was approximately $62,943 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a period of 3 years.

Warrants

Warrants are valued using the lattice model using assumptions of market price at the time of grant, annual volatility and likelihood of exercise. In determining the cost of the warrants granted during the year ended March 31, 2010, the value of each such warrant has been estimated on the date of grant and the assumptions used in these calculations are summarized as follows:  Market price of stock of $0.23, volatility of 134%, that the holders would exercise the warrants at maturity if the stock price was above the exercise price and the holders would exercise the warrants as they become exercisable at the target price of $.90 and lowering such target as the warrants approached maturity.

Advertising Expense

Advertising costs are charged to expense as incurred. For the years ended March 31, 2010 and 2009, the Company recorded advertising expense of $131,050 and $124,314 respectively.

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

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

In June 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”, which is incorporated in ASC Topic No. 740, “Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB 109, “Accounting for Income Taxes”.  ASC Topic No. 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of the fiscal year ended March 31, 2010 and 2009, the Company does not have any uncertain tax position meeting the threshold prescribed by ASC Topic No. 740.

Income and Loss per Share

The Company calculates income and loss per share in accordance with FASB ASC Topic No. 260 – 10, “Earnings Per Share” (formerly SFAS No. 128, “Earnings per Share”).Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one for one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion):

	Year Ended March 31,
	2010	2009

Options outstanding under the Company’s stock option plans	7,745,720	6,964,220
Options granted outside the Company’s stock option plans	1,160,000	1,160,000
Warrants issued in conjunction with private placements	2,888,201	3,538,201
Warrants issued as a financing cost for notes payable and convertible notes payable	8,317,805	4,851,163
Warrants issued for services rendered and litigation settlement	200,000	200,000
Convertible Series B preferred stock (a)	109,933	109,933

(a) The Series B preferred stock is convertible into shares of common stock at a conversion ratio of one to one.

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

Two of our customers, the Federal Reserve Bank of Cleveland and American Express, accounted for 58% and 9%, respectively, of   our net revenue for the year ended March 31, 2010. Three of our customers, American Express, the Federal Reserve Bank of Cleveland and Regulus, accounted for 47%, 22%, and 9%, respectively, of our net revenue for the year ended March 31, 2009.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

 At March 31, 2010, amounts due from two of our customers, the Federal Reserve Bank of Cleveland and Regulus, accounted 71% and 14%, respectively, of accounts receivable then outstanding.

At March 31, 2009, amounts due from four of our customers, the Federal Reserve Bank of Cleveland, American Express, Inc., Fairfax Imaging Inc., and Regulus, accounted for 25%, 19%, 15%, and 15%, respectively, of Accounts Receivable then outstanding.

Recently Issued Accounting Pronouncements

Fair Value Measurements: In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value  (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for the first reporting period beginning after issuance. There was no change to our financial statements due to the implementation of this guidance.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements  (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by SFAS No. 157, Fair Value Measurements (ASC 820). The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. Management does not expect this pronouncement to have a material effect to the financial statements.

Revenue Recognition: In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements  (“ASU 2009-13”). ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence, including VSOE, third party evidence of selling price (“TPE”), or estimated selling price (“ESP”).

In October 2009, the FASB also issued ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements  (“ASU 2009-14”). ASU 2009-14 excludes tangible products containing software and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 605-985,  Software-Revenue Recognition.

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. We are currently evaluating the impact of these new accounting standards on our financial statements.

Reclassifications

Certain prior year amounts were reclassified to conform to current year presentation. Such reclassifications had no effect on the balance sheet, prior year net income, or statement of cash flows.

3.	Property and Equipment

Property and equipment at March 31, 2010 and 2009 consisted of the following:

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

	2010	2009
Furniture and fixtures	$99,535	$99,535
Telephone and office equipment	182,275	182,275
Computer equipment	747,631	734,546
Computer software	1,271,098	1,271,098
Leasehold improvements	64,733	64,733
	2,365,272	2,352,187
Less accumulated depreciation and amortization	(2,195,476)	(2,046,404)
Total	$169,796	$305,783

Depreciation and amortization expense for the years ended March 31, 2010 and 2009 was $149,074 and $187,443, respectively.

4.	Notes Payable - Related Parties

On November 13, 2007, the Company completed its financing with certain institutional investors that included the issuance of $4,000,000 in aggregate principal amount of senior secured convertible notes due November 13, 2010 (the “Prior Notes”). Interest on the Prior Notes accrued at a per annum rate equal to the 6-month LIBOR rate plus five hundred basis points. The Prior Notes were convertible at any time into shares of the Company’s common stock at the conversion price of $0.43 per share. The financing also included the issuance of warrants to purchase a total of 4,651,162 shares of the Company’s common stock at an exercise price of $0.43 per share (the “Warrants”). The Warrants are exercisable until November 13, 2012 and include anti-dilution provisions that will adjust the number of shares of common stock underlying the Warrants as well as the exercise price of the Warrants in certain instances involving the Company’s issuance of common stock below the exercise price of $0.43 per share. From the date of issuance through the date that the Prior Notes were paid in full, the conversion feature of the Prior Notes and the Warrants was accounted for as an embedded derivative in accordance with ASC Topic No. 815. The Prior Notes were redeemed in full and retired on August 13, 2008 using the proceeds from the Company’s issuance of the Refinance Notes (discussed below).

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

Pursuant to the Redemption Refinance Notes as originally issued, if the Company fails to pay any amount of principal, interest, or other amounts when and as due, then the Redemption Refinance Notes will bear an interest rate of 18% until such time as the Company cures this default. In addition, if the Company is subject to certain events of bankruptcy or insolvency, the Redemption Refinance Notes provide that the Holders may redeem all or a portion of the Redemption Refinance Notes. As of December 31, 2009, the Company was in compliance with its debt covenants.

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

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

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

On June 26, 2009, the Company again entered into Note Modification Agreements with the holders of the Redemption Refinance Notes that amended the Redemption Refinance Notes as follows: (1) the maturity date of the Redemption Refinance Notes was extended from December 31, 2009 to July 1, 2010; and (2) the mandatory principal payment provision was revised to provide that to the extent the Company’s cash balance at the end of each calendar quarter exceeds $611,105, one-fourth of such excess amount must be used by the Company to pay down the principal balance of the Redemption Refinance Notes and the Company has the discretion to use an additional one-fourth of such excess amount to further pay down the principal balance of the Redemption Refinance Notes. Other than this additional principal payment requirement, the principal payment provision remained unchanged. In consideration of these amendments, the Company (i) paid to the holders of the Redemption Refinance Notes a fee of $50,000 in cash on July 1, 2009 and (ii) issued to the holders of the Redemption Refinance Notes warrants to purchase 1,854,141 shares of the Company’s common stock at an exercise price of $0.43 per share, with these warrants being subject to the additional terms specified in the Note Modification Agreements. The warrants were assigned an initial fair value of $320,157 using a lattice model with the following primary assumptions: 209% annual volatility, risk free rate of 2.58%, initial target exercise price at 200% of exercise price, and exercise behavior limited based on trading volume projections. In accordance with ASC Topic No. 470 - 50, “Debt – Modifications and Extinguishments” (formerly EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instrument”), the consideration paid to the holders has been accounted for as an additional debt discount amortized over the remaining term of the Redemption Refinance Notes. The amount amortized during the year ended March 31, 2010, associated with the debt discount is $232,674.

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

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

On February 9, 2010, concurrently with entering into a loan agreement with Silicon Valley Bank (“SVB”) discussed below, the Company, John L. Nicholson, an outside director of the Company, and Charles E. Ramey, the Chairman and CEO of the Company, entered into a Loan Restructuring Agreement (the “Loan Restructuring Agreement”) pursuant to which the debt represented by certain notes held by Messrs. Nicholson and Ramey was reduced and restructured. Immediately prior to entering into the Loan Restructuring Agreement, Mr. Nicholson held that certain secured refinance note dated August 13, 2008 executed by the Company (one of the Redemption Refinance Notes), as amended by those certain Note Modification Agreements dated February 19, 2009, May 20, 2009, June 26, 2009 and December 18, 2009 (the “Nicholson Refinance Note”), which had an outstanding principal amount of $2,718,401 immediately prior to entering into the Loan Restructuring Agreement. As required by the Loan Restructuring Agreement, the Company made a principal payment on the Nicholson Refinance Note of $423,401, thereby reducing the outstanding principal balance on the Nicholson Refinance Note to $2,295,000. In addition, the Loan Restructuring Agreement modified the Nicholson Refinance Note as follows: (1) the maturity date of the Nicholson Refinance Note was extended to January 1, 2014, (ii) the annual interest rate payable on the Nicholson Refinance Note was reduced to twelve percent (12%) and will be reduced further to ten percent (10%) in the event that the principal is reduced to $1,905,000 or lower before the maturity date, (3) no principal payments are required until the maturity date and (4) the Nicholson Refinance Note is expressly subject to the terms and provisions of the Subordination Agreement among SVB, Messrs. Nicholson and Ramey and the Company that was entered into on February 9, 2010 (the “Subordination Agreement”), which agreement provides, among other things, that no payments on the Nicholson Refinance Note other than regular scheduled non-default interest payments are permitted without the consent of SVB unless and until the Credit Facility is paid in full and terminated.

Immediately prior to entering into the Loan Restructuring Agreement, Mr. Ramey held that certain secured refinance note dated August 13, 2008 executed by the Company (one of the Redemption Refinance Notes), as amended by those certain Note Modification Agreements dated February 19, 2009, May 20, 2009, June 26, 2009 and December 18, 2009 (the “Ramey Refinance Note”), which had an outstanding principal amount of $643,105 immediately prior to entering into the Loan Restructuring Agreement. In addition, immediately prior to entering into the Loan Restructuring Agreement, Mr. Ramey held that certain 8.75% Promissory Note dated September 25, 2007 executed by the Company, as amended by those certain Note Modification Agreements dated May 20, 2009 and June 26, 2009 (the “Second Ramey Note”), which had an outstanding principal amount of $500,000 immediately prior to entering into the Loan Restructuring Agreement. As required by the Loan Restructuring Agreement, the Second Ramey Note was cancelled and the principal owed thereunder was added to the principal balance owed under the Ramey Refinance Note, resulting in the Ramey Refinance Note having an outstanding principal amount of $1,143,105. As required by the Loan Restructuring Agreement, the Company made a principal payment on the Ramey Refinance Note of $345,860, thereby reducing the outstanding principal balance on the Ramey Refinance Note to $792,245. In addition, the Loan Restructuring Agreement modified the Ramey Refinance Note as follows: (1) the maturity date of the Ramey Refinance Note was extended to January 1, 2014, (ii) the annual interest rate payable on the Ramey Refinance Note was reduced to ten percent (10%) and (3) the Ramey Refinance Note is expressly subject to the terms and provisions of the Subordination Agreement, which agreement provides, among other things, that no payments on the Ramey Refinance Note other than regular scheduled non-default interest payments are permitted without the consent of SVB unless and until the Credit Facility is paid in full and terminated.

In consideration of entering into the Loan Restructuring Agreement, the Company agreed to (i) pay to Mr. Nicholson a cash fee of $60,000, payable $36,000 immediately and $24,000 on or before June 30, 2010 and (ii) issue Mr. Nicholson five-year warrants to purchase 1,484,358 shares of the Company’s common stock at an exercise price of $0.43 per share issuable as follows: (i) warrants to acquire 1,113,269 shares of the Company’s common stock to be issued immediately and (ii) warrants to acquire 371,089 shares of the Company’s common stock to be issued on April 1, 2010 provided that as of such date the Nicholson Refinance Note has not been paid in full. The Company valued the warrants using a lattice model based on a probability weighted discount cash flow model. Mr. Nichiolson’s warrants were valued at $217,759. In consideration of entering into the Loan Restructuring Agreement, the Company agreed to (i) pay to Mr. Ramey a cash fee of $30,843, payable $18,506 immediately and $12,337 on or before June 30, 2010 and (ii) issue Mr. Ramey five year warrants to purchase 665,642 shares of the Company’s common stock at an exercise price of $0.43 per share, issuable as follows: (i) warrants to acquire 499,232 shares of the Company’s common stock to be issued immediately and (ii) warrants to acquire 166,410 shares of the Company’s common stock to be issued on April 1, 2010 provided that as of such date the Ramey Refinance Note has not been paid in full. The Company valued the warrants using a lattice model based on a probability weighted discount cash flow model. Mr. Ramey’s warrants were valued at $97,651.

5.	Notes Payable

In August 2007, the Company entered into a note payable with an equipment vendor to purchase new telephone equipment for     $105,835. The note bears a 10.68% per annum interest rate, is secured by the equipment and is due in 36 equal monthly installments of $3,418. As of March 31, 2010 and 2009, the outstanding balance on this note payable was $17,639 and $52,918 respectively.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

On February 9, 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) and related agreements and documents providing for a senior credit facility comprised of a revolving line of credit and a term loan (the “Credit Facility”). The initial maximum availability under the revolving line of credit (the “Revolver”) is $250,000 and increases to $1,000,000 on July 1, 2010. The maturity date of the Revolver is February 8, 2011. The Revolver accrues interest at an annual rate equal to the higher of (i) 1.25% above SVB’s prime rate and (ii) 5.25% and is payable monthly. No principal payments are due on the Revolver until its maturity date. Subject to the commitment limits described above, the Company can borrow up to eighty percent (80%) of its eligible accounts receivable subject to a number of exceptions. The Company will use the proceeds from the Revolver for general corporate purposes. As of March 31, 2010, the Company had not borrowed any money on the Revolver. The amount borrowed under the term loan (the “Term Loan”) is $1,000,000. The maturity date of the Term Loan is February 9, 2013. The Term Loan accrues interest at the fixed annual rate of 6.50% and is payable monthly. Principal payments on the Term Loan will be made in thirty six equal monthly installments. If an event of default occurs and is continuing, the interest rates on the Revolver and the Term Loan will increase by 5.00% on an annualized basis.

The Credit Facility requires that the Company comply with two financial covenants. The first such covenant requires that the Company maintain an “adjusted quick ratio,” measured on the last day of each month, of not less than (i) 1.15 to 1.00 from the date of closing through March 31, 2010, (ii) 1.35 to 1.00 from April 1, 2010 through June 30, 2010 and (iii) 1.50 to 1.00 after July 1, 2010, with the “adjusted quick ratio” being defined as (i) cash and cash equivalents plus the amount of eligible accounts receivable divided by (ii) current liabilities minus deferred revenue minus the current portion of subordinated debt. The second such covenant requires that the Company maintain a “fixed charge coverage ratio,” measured on the last day of each month for the six (6) months ended on such date, of not less than 1.40 to 1.00, with the “fixed charge coverage ratio” being defined as (i) EBITDA plus non-cash stock based compensation minus cash taxes minus non-financed capital expenditures for the six months ended on the measurement date divided by (ii) the principal and interest payments owed by the Company with respect to all of its indebtedness over the six months ended on the measurement date; provided, however, that the principal and interest payments owed by the Company during the first six months following the closing date will be annualized and divided by two. As of March 31, 2010 the company was in compliance with all of its financial covenants.

6.	Commitments and Contingencies

 Leases

The Company leases an office in Sugar Land, Texas under an operating lease agreement that expires in July 2012. Rent expense was $377,781 and $388,226 for the years ended March 31, 2010 and 2009, respectively.

Future minimum lease payments under operating leases at March 31, 2010 were as follows:

Year Ended March 31,	Amount

2011	$350,747
2012	355,444
2013	119,003

$825,194

Notes Payable and Notes Payable- Related party

Future minimum payments under our loan agreements at March 31, 2010 were as follows:

Year Ended March 31,	Amount

2011	$333,333
2012	333,333
2013	305,556
2014	3,092,245

$4,064,467

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

7.	Income Taxes

The tax effects of temporary differences that give rise to deferred taxes at March 31, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets:
United States federal net operating loss carryforwards	$10,064,456	$10,297,779
Effect of state net operating loss carryforwards	40,497	41,014
Accrued liabilities	51,129	26,660
Basis of property & equipment	(5,448)	29,772
Deferred Revenue	61,652	76,054
Total deferred tax assets	10,212,286	10,471,279
Valuation allowance	(10,212,286)	(10,471,279)
Net deferred tax assets	$—	$—

The valuation allowance decreased by $258,993 during the year ended March 31, 2010 and increased by $98,924 during the year ended March 31, 2009. At March 31, 2010, the Company had approximately $29,601,340 of federal net operating loss carryforwards attributable to losses incurred since the Company’s inception that may be offset against future taxable income through 2028. Because United States tax laws and the tax laws of most states limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Based on such limitations, the Company has significant NOL carryforwards for which realization of tax benefits is uncertain. Further, the benefit from utilization of NOL carryforwards could be subject to limitations if material ownership changes occur in the Company. For the years ended March 31, 2010 and 2009, the Company recognized revisions to deferred tax assets with offsetting revisions to the valuation allowance that resulted in an insignificant net change in the aggregate of total deferred tax assets less the valuation allowance.

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as follows:

	2010	2009

Income tax benefit at federal statutory rate	34.0%	34.0%
Non-deductible interest expense from beneficial conversion feature and issuance of common stock and stock warrants	(455.5)	(34.2)
Non-deductible compensation and other expense arising from issuance of common stock and stock warrants	(449.3)	(4.9)
Utilization of net operating loss	1056.2	—
Non-Taxable gain on derivative liabilities	—	10.6
Revision to net operating loss carryforward	(161.3)	(3.5)
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	(19.4)	1.7
Other	(4.7)	(3.7)
Total	—%	—%

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

8.	Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 authorized shares of $0.0001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

 Convertible Series B Preferred Stock

The Company has 700,000 shares authorized, 109,933 shares issued and outstanding of $0.0001 par value convertible Series B preferred stock. The Series B has a liquidation preference of $3.75 per share and carries a 10% cumulative dividend payable each March 1 and September 1, as and when declared by the Board of Directors. The Series B is convertible upon issuance into common stock at $3.75 per share. The Company has the right to redeem the Series B at any time after issuance at a redemption price of $4.15 per share, plus any accrued but unpaid dividends.

At March 31, 2010 and March 31, 2009 there were accumulated, undeclared dividends in arrears of $376,312 and $334,841, respectively.

Common Stock and Warrants

During the year ended March 31, 2010, the Company completed the following :

The Company granted 50,000 shares of common stock (at $0.21 per share based on the closing   price of the common stock on the grant date) to the President and Chief Operating Officer pursuant to his employment agreement and 90,476 shares of common stock (at $0.21 per share based on the closing price of the common stock on the grant date) to a board member for his work related to his prior service as Chairman of the Executive Committee. The Company expensed $29,500 related to these grants for the year ended March 31, 2010. The shares were granted under the 2000 Plan.

The Company granted 40,714 shares of common stock (at $0.21 per share based on the closing price of the common stock on the grant date), 28,498 shares of common stock (at $0.30 per share based on the closing price of the stock on the grant date),  28,710 shares of common stock (at $0.29 per share based on the closing price of the stock on the grant date) and 34,688 shares of common stock (at $0.24 per share based on the closing price of the stock on the grant date) to its outside directors pursuant to the Company’s Outside Director Compensation Plan. The Company expensed $33,975 related to these grants for the year ended March 31, 2010. The shares were granted under the 2000 Plan.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

On June 26, 2009 the Company reached an agreement with the holders of certain notes payable to, among other things, extend  the due date of the notes payable. In connection with this extension, the Company issued to John L Nicholson, an independent director of the Company and a holder of one of the notes payable, 1,500,000 warrants to purchase the Company’s common stock at an exercise price of $0.43 per share. At the same time, the Company issued to Charles E. Ramey, the Chief Executive Officer and a holder of one of the notes payable, 354,141 warrants to purchase the Company’s common stock at an exercise  price of $0.43 per share. (See further discussion under Footnote 4,  Notes Payable – Related Parties)

On February 9, 2010 the Company reached an agreement with the holders of these notes payable to restructure their loans to, among other things, further extend the due date on the notes payable. In connection with this extension, the Company issued to John L Nicholson, an independent director of the Company and a holder of one of the notes payable, 1,484,358 warrants to purchase the Company’s common stock at an exercise price of  $0.43 per share. At the same time, the Company issued to Charles E. Ramey, the Chief Executive Officer and a holder of one of the notes payable, 665,642 warrants to purchase the Company’s common stock at an exercise price of $0.43 per share. (See further discussion under Footnote 4, Notes Payable – Related Parties)

During the year ended March 31, 2009, the Company completed the following:

The Company granted 50,000 shares of restricted common stock at $0.12 per share, 50,000 shares of restricted common stock at $0.22, and 50,000 shares of restricted common stock at $0.15 based on the closing price of the common stock on the respective grant dates, to the President and Chief Operating Officer pursuant to his employment agreement, and 55,555 shares valued at $0.12 per share, 80,000 shares valued at $0.22, and 82,353 shares at $0.15 based on the closing price of the common stock on the respective grant dates, to an independent member of the Board of Directors associated with his service as a member of the Company’s Executive Committee. The Company expensed $58,995 related to these grants for the year ended March 31, 2009. The shares were granted under the 2000 Plan.

Stock Options

In August 1999, the Company implemented its 1999 Stock Option Plan (the “1999 Plan”). In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”), which amends and restates the 1999 Plan. In September 2006, shareholders approved an amendment to the 2000 Plan to increase the maximum aggregate number of shares available for issuance thereunder from 6,000,000 to 7,500,000. The 2000 Plan has an evergreen provision which allows the Company to increase the available shares under the 2000 Plan on April 1 of every year by 500,000 shares. As of March 31, 2010, this total number of shares issuable under the 2000 Plan was 9,000,000 shares. Under the 2000 Plan, the exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of vesting. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting.

During the years ended March 31, 2010 and 2009, the Company granted 800,000 and 483,335 stock options, respectively, to certain employees that may be exercised at prices ranging between $0.20 and $0.28, and between $0.26 and $0.26, respectively.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, March 31, 2008	7,521,349	$0.704	1,160,000	$1.02
Granted	483,335	$0.26	—	$—
Forfeited/cancelled	(1,040,464)	$0.58	—	$—
Outstanding, March 31, 2009	6,964,220	$0.72	1,160,000	$1.02
Granted	800,000	$0.24	—	$—
Forfeited/cancelled	(18,500)	$0.56	—	$—
Outstanding, March 31, 2010	7,745,720	$0.64	1,160,000	$1.02
Exercisable, March 31, 2010	6,765,724	$0.69	1,160,000	$1.02

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at March 31, 2010 were 5.69 years and $0.69, respectively. The exercise prices for the options outstanding at March 31, 2010 ranged from $0.15 to $6.25, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted- Average Remaining Contractual Life	Weighted -Average Exercise Price	Weighted- Average Exercise Price of Options Exercisable

$0.15 - 0.80	6,460,384	5,480,388	6.24 years	$0.49	$0.53
$0.81 - 1.35	1,734,836	1,734,836	4.37 years	$0.93	$0.93
$1.36 - 6.25	710,500	710,500	3.89 years	$1.88	$1.88
	8,905,720	7,925,724

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

9.	Liquidity

Because of our increase in revenue, combined with a decrease in general and administrative expenses, we experienced positive cash flow from operations in fiscal years 2010 and 2009. During the fourth quarter of fiscal year 2010, we restructured our notes payable-related party such that $972,222 was due in 35 monthly installments of $27,778 and $3,092,245 is due January 1, 2014.

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

10.	Restatement of Financial Statements

On June 25, 2010, the Company’s Audit Committee concluded that there were certain errors in the Company’s previously filed financial statements for the Company’s fiscal years ended March 31, 2007, 2008 and 2009.  These errors related to the Company’s accounting for stock option expense.  Specifically, the error was caused by using a three-year life rather than a ten-year life in the expense calculations for options granted during those time periods.  To correct these errors, the Company has restated these financial statements.

As a result of the restatement, originally reported net loss for fiscal years 2007, 2008 and 2009  was increased by $224,228, or $0.01 per share, $154,644, or $0.00 per share, and $37,140, or $0.00 per share, respectively.  These increases in net loss also correspondingly increased the additional paid in capital for those time periods by the same amounts.  The quarterly breakdown of net loss (and additional paid in capital) increases for fiscal year 2007 are $55,346, $56,192, $56,289 and $56,401 for the first, second, third and fourth quarters, respectively.  The quarterly breakdown of net loss (and additional paid in capital) increases for fiscal year 2008 are $32,406, $78,627, $21,995 and $21,616 for first, second, third and fourth quarters, respectively.  The quarterly breakdown of net loss (and additional paid in capital) increases for fiscal year 2009 are $14,234, $12,189, $5,761 and $4,957 for first, second, third and fourth quarters, respectively.

The following tables reflect the balance sheet, income statement, and cash flow as originally reported to amounts as restated for the applicable time periods.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

	March 31, 2007
	As Originally Reported	Adjustments	Restated
Balance sheet
Additional paid in capital	$64,056,135	$224,228	$64,280,363
Accumulated deficit	(50,416,347)	(224,228)	(50,640,575)
Stockholders equity	13,643,583	-	13,643,583

Income Statement
Total operating expenses	7,175,338	224,228	7,399,566
Loss from operations	(2,964,827)	(224,228)	(3,189,055)
Net loss	(3,306,010)	(224,228)	(3,530,238)
Net loss per common share; basic and diluted	(0.11)	(0.01)	(0.12)

Cash flow
Net loss from continuing operations	(3,306,009)	(224,228)	(3,530,237)
Stock based compensation	647,386	224,228	871,614
Net cash flows used in operating activities	(886,264)		(886,264)

	March 31, 2008
	As Originally Reported	Adjustments	Restated
Balance sheet
Additional paid in capital	64,778,977	378,872	65,157,849
Accumulated deficit	(62,091,238)	(378,872)	(62,470,110)
Stockholders equity	2,691,000	-	2,691,000

Income Statement
Total operating expenses	16,438,670	154,644	16,593,314
Loss from operations	(12,685,633)	(154,644)	(12,840,277)
Net loss	(11,674,892)	(154,644)	(11,829,536)
Net loss per common share; basic and diluted	(0.37)	-	(0.37)

Cash flow
Net loss from continuing operations	(11,674,891)	(154,644)	(11,829,535)
Stock based compensation	337,720	154,644	492,364
Net cash flows used in operating activities	(2,741,323)		(2,741,323)

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

	March 31, 2009
	As Originally Reported	Adjustments	Restated
Balance sheet
Additional paid in capital	$65,063,781	$416,013	$65,479,793
Accumulated deficit	(64,075,551)	(416,012)	(64,491,563)
Stockholders equity	991,514	-	991,514

Income Statement
Total operating expenses	4,394,485	37,140	4,431,625
Income/loss from operations	717,119	(37,140)	679,979
Net loss	(1,984,313)	(37,140)	(2,021,453)
Net loss per common share; basic and diluted	(0.06)		(0.06)

Cash flow
Net loss from continuing operations	(1,984,313)	(37,140)	(2,021,453)
Stock based compensation	284,827	37,140	321,967
Net cash flows provided by operating activities	279,446		279,446

	Fiscal Year March 31, 2007
	As previously reported				As restated
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Balance sheet
Additional paid in capital	$63,202,788	$63,509,143	$65,295,838	$64,056,135	$63,258,134	$63,620,681	$65,463,665	$64,280,363
Accumulated deficit	(48,710,708)	(48,786,501)	(49,108,291)	(50,416,347)	(48,766,054)	(48,898,039)	(49,276,118)	(50,640,575)
Stockholders equity	14,495,179	14,725,770	14,691,316	13,643,583	14,495,179	14,725,770	14,691,316	13,643,583

Income Statement
Total operating expenses	1,796,008	1,803,431	1,402,484	2,173,415	1,851,354	1,859,623	1,458,773	2,229,816
Loss from operations	(1,103,219)	(479,186)	(222,724)	(1,159,698)	(1,158,565)	(535,378)	(279,013)	(1,216,099)
Net loss	(1,600,370)	(75,793)	(321,192)	(1,308,655)	(1,655,716)	(131,985)	(377,481)	(1,365,056)
Net loss per common share; basic and diluted	(0.05)	(0.00)	(0.01)	(0.04)	(0.05)	(0.00)	(0.01)	(0.05)

Cash flow
Net loss from continuing operations	(1,600,370)	(1,676,163)	(1,997,953)	(3,306,009)	(1,655,716)	(1,787,701)	(2,165,780)	(3,530,237)
Stock based compensation	262,056	390,572	517,639	647,386	317,402	502,110	685,466	871,614
Net cash flows used in operating activities	(620,444)	(1,094,413)	(1,046,700)	(886,264)	(620,444)	(1,094,413)	(1,046,700)	(886,264)

	Fiscal Year March 31, 2008
	As previously reported				As restated
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Balance sheet
Additional paid in capital	$64,126,873	$64,618,244	$64,733,161	$64,778,977	$64,383,507	$64,953,505	$65,090,417	$65,157,849
Accumulated deficit	(51,285,612)	(52,131,368)	(57,682,571)	(62,091,238)	(51,542,246)	(52,466,629)	(58,039,827)	(62,470,110)
Stockholders equity	12,845,056	12,490,747	7,053,851	2,691,000	12,845,056	12,490,747	7,053,851	2,691,000

Income Statement
Total operating expenses	1,680,184	1,688,407	7,356,130	5,713,949	1,712,590	1,767,034	7,378,125	5,735,565
Loss from operations	(837,072)	(831,446)	(6,399,131)	(4,617,984)	(869,478)	(910,073)	(6,421,126)	(4,639,600)
Net loss	(869,264)	(845,758)	(5,551,203)	(4,408,667)	(901,670)	(924,385)	(5,573,198)	(4,430,283)
Net loss per common share; basic and diluted	(0.03)	(0.03)	(0.17)	(0.14)	(0.03)	(0.03)	(0.17)	(0.14)

Cash flow
Net loss from continuing operations	(869,265)	(1,715,021)	(7,266,223)	(11,674,891)	(901,671)	(1,826,054)	(7,399,251)	(11,829,535)
Stock based compensation	70,738	244,044	291,904	337,720	103,144	355,077	424,932	492,364
Net cash flows provided by (used in) operating activities	51,935	(191,799)	(2,338,977)	(2,741,323)	51,935	(191,799)	(2,338,977)	(2,741,323)

	Fiscal Year March 31, 2009
	As previously reported				As restated
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Balance sheet
Additional paid in capital	$64,864,830	$64,933,785	$64,997,162	$65,063,781	$65,257,936	$65,339,080	$65,408,218	$65,479,794
Accumulated deficit	(62,200,720)	(64,042,414)	(63,908,566)	(64,075,550)	(62,593,826)	(64,447,709)	(64,319,622)	(64,491,563)
Stockholders equity	2,698,758	926,029	1,091,911	991,515	2,698,758	926,029	1,091,911	991,515

Income Statement
Total operating expenses	1,215,722	1,216,634	899,003	1,063,126	1,229,956	1,228,823	904,764	1,068,083
Loss from operations	107,148	162,702	360,026	87,243	92,914	150,513	354,265	82,286
Net loss	(109,481)	(1,841,695)	133,850	(166,987)	(123,715)	(1,853,884)	128,089	(171,944)
Net loss per common share; basic and diluted	(0.00)	(0.06)	0.00	(0.01)	(0.00)	(0.06)	0.00	(0.01)

Cash flow
Net loss from continuing operations	(109,481)	(1,951,176)	(1,817,327)	(1,984,312)	(123,715)	(1,977,599)	(1,849,511)	(2,021,453)
Stock based compensation	117,239	186,205	218,238	284,827	131,473	212,628	250,422	321,968
Net cash flows provided by operating activities	172,745	174,274	372,589	279,446	172,745	174,274	372,589	279,446

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, management has identified a material weakness in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.  Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010.

Management’s Report on Internal Control over Financial Reporting.   Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the [Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework]. Based on the assessment using those criteria, management concluded that, as of March 31, 2010, our internal control over financial reporting was ineffective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Material Weakness in Internal Control Over Financial Reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim will not be prevented or detected on a timely basis. Our management concluded that there was a material weakness regarding the calculation of stock option values based on terms other than those listed.  This material weakness resulted in errors in the Company’s accounting and disclosures for shareholders’ equity and share-based compensation expense and resulted in the restatement of the financial statements for the fiscal years ended March 31, 2007, 2008 and 2009. We are developing and implementing new procedures to remediate the material weakness that existed in our internal control over financial reporting as of March 31, 2010.  Specifically, we will be creating a new procedure to quarterly review accounting estimates for all equity transactions.  These procedures will be documented internal controls and will be reviewed annually.

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

ITEM 9B.  OTHER INFORMATION

On June 25, 2010, the Company’s Audit Committee concluded that the Company’s previously filed financial statements for the Company’s fiscal years ended March 31, 2007, 2008 and 2009 could no longer be relied upon because of certain errors in such financial statements related to the Company’s accounting for stock option expense. Specifically, the error occurred because we used a three-year life rather than a ten-year life in the expense calculations for options granted during those time periods. To correct these errors, the Company has restated these financial statements as reflected in Note 10 to the financial statements contained in this Report. On June 25, 2010, the Audit Committee discussed these matters with the Company’s independent registered public accounting firm, Ham, Langston & Brezina, LLP (“HL&B”), at which time HL&B concurred with the Audit’s Committee’s conclusion.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 is incorporated by reference pursuant to Regulation 14A under Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We expect to file a definitive proxy statement with the Securities and Exchange Commission (the “SEC”) within 120 days after the close of our fiscal year ended March 31, 2010.

ITEM 11.  EXECUTIVE COMPENSATION

Item 11 is incorporated by reference pursuant to Regulation 14A under the Exchange Act.  We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended March 31, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is incorporated by reference pursuant to Regulation 14A under the Exchange Act.  We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended March 31, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 is incorporated by reference pursuant to Regulation 14A under the Exchange Act.  We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended March 31, 2010.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Item 14 is incorporated by reference pursuant to Regulation 14A under the Exchange Act.  We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended March 31, 2010.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

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

3(i).5
Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement filed with the SEC on on Form S-3 filed May 14, 2002).

3(i).6
Certificate of Designation of Series A Convertible Preferred Stock of US Dataworks, Inc. filed on September 26, 2003 (incorporated by reference to Exhibit 3(i).6 to the Registrant’s registration statement on Form S-3 filed with the SEC on November 19, 2009).

3(i).7
Certificate of Designation of Series B Convertible Preferred Stock of US Dataworks, Inc. filed on September 26, 2003 (incorporated by reference to Exhibit 3(i).7 to the Registrant’s registration statement on Form S-3 filed with the SEC on November 19, 2009).

3(i).8	**	Second Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock of US Dataworks, Inc. filed on April 26, 2010.

3(i).9	**	Certificate of Designation of Series C Convertible Preferred Stock of US Dataworks, Inc. filed on April 26, 2010.

3(ii)		Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

4.1		Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

4.2
Registration Rights Agreement dated as of April 16, 2004 by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2004).

4.3
Registration Rights Agreement, dated as of November 13, 2007, by and between the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007).

4.4		Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-148039) filed with the SEC on December 13, 2007).

4.5
Rights Agreement, dated July 24, 2003, by and between the Registrant and Corporate Stock Transfer (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2003).

4.6
Amendment No. 2 to Rights Agreement dated November 13, 2007, by and between the Registrant and American Stock Transfer & Trust (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2007).

10.1	†	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

Exhibit Number		Description of Document
10.2	†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).

10.3	†	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333— 102842)).

10.4	†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).

10.5	†	Form of Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.6	†
Non-statutory Stock Option Agreement dated May 21, 2003 between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.7	†
Non-statutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.8
Lease Agreement dated as of June 22, 2007, by and between Registrant and Parkway Properties LP. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2008).

10.9
Master License Agreement, effective as of October 15, 1999, by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).

10.10
Schedule Number 1 to Master License Agreement dated July 22, 2005 by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).

10.11	*	Formal Purchase Order from American Express Travel Related Services Company, Inc. pursuant to the Master Agreement for Consulting Services dated June 16, 2005, as amended.

10.12
Note Purchase Agreement dated August 13, 2008, by and between the Company and signatories thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.13
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

10.16
Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated February 19, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2009).

10.17†
Outside Director Compensation Plan dated April 20, 2009 but effective as of April 1, 2009 (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 23, 2009).

Exhibit Number		Description of Document
10.18
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated May 20, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.19
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

10.21
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated June 26, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.22
Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated June 26, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.23
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated June 26, 2009 (Other Note) (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.24
US Dataworks, Inc. Common Stock Purchase Warrant issued on July 29, 2009 but effective as of June 26, 2009 by and between U.S. Dataworks, Inc. and Charles E. Ramey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009).

10.25
US Dataworks, Inc. Common Stock Purchase Warrant issued on July 29, 2009 but effective as of June 26, 2009 by and between U.S. Dataworks, Inc. and John L. Nicholson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009).

10.26	†
Engagement Agreement dated as of August 7, 2009 by and among US Dataworks, Inc., Albeck Financial Services, Inc. and Randall J. Frapart (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009).

10.27
Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated December 18, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009).

10.28
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated December 18, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009).

10.29
Loan and Security Agreement dated as of February 9, 2010 between Silicon Valley Bank and US Dataworks, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

10.30
Loan Restructuring Agreement dated as of February 9, 2010 among US Dataworks, Inc., John L. Nicholson, M.D. and Charles E. Ramey (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

10.31
First Amendment to Loan and Security Agreement by and between US Dataworks, Inc. aand Silicon Valley Bank dated March 5, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2010).

10.32
Second Amendment to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated April 23, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2010).

Exhibit Number		Description of Document
23.1	**	Consent of Independent Public Registered Accounting Firm.

24.1	**	Power of Attorney (included on signature page).

31.1	**	Section 302 Certification of Chief Executive Officer.

31.2	**	Section 302 Certification of Chief Financial Officer.

32.1	**	Section 906 Certification of Chief Executive Officer.

32.2	**	Section 906 Certification of Chief Financial Officer.

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment requested.
**	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US DATAWORKS, INC.

By:	/s/ Charles E. Ramey
Charles E. Ramey
Chief Executive Officer
Date: June 29, 2010

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles E. Ramey and John McLaughlin, and each of them, his true and lawful attorneys-in- act, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles E. Ramey	Chief Executive Officer	June 29, 2010
Charles E. Ramey	(Principal Executive Officer)
and Director

/s/ Randall J. Frapart	Chief Financial Officer	June 29, 2010
Randall J. Frapart	(Principal Financial Officer)

/s/ Joe Abrell	Director	June 29, 2010
Joe Abrell

/s/ Anna C. Catalano	Director	June 29, 2010
Anna C. Catalano

/s/ G. Richard Hicks	Director	June 29, 2010
G. Richard Hicks

/s/ J. Patrick Millinor	Director	June 29, 2010
J. Patrick Millinor

/s/ John L. Nicholson, M.D.	Director	June 29, 2010
John L. Nicholson, M.D.

/s/ Mario Villarreal	Director	June 29, 2010
Mario Villarreal

/s/ Hayden D. Watson.	Director	June 29, 2010
Hayden D. Watson.

/s/ Thomas L. West, Jr.	Director	June 29, 2010
Thomas L. West, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Consent of Independent Registered Public Accounting Firm

We have issued our report dated June 29, 2010, with respect to the financial statements included in the Annual Report of US Dataworks, Inc. on Form 10-K for the year ended March 31, 2010 and as to the effects of the restatement discussed in Note 10. We hereby consent to the incorporation by reference of said reports in all currently effective Registration Statements of US Dataworks, Inc. on Forms S-3, S-4 and S-8, including without limitation, the US Dataworks, Inc. Registration Statements on Form S-8 (File Nos. 333-117740, 117731, 102840, 102842 and 130986) and the US Dataworks, Inc. Registration Statements on Form S-3 (File Nos. 333-126984, 333-121951,333-116134, 333-114307, 333-132379 and 333-163216).

/s/ Ham, Langston & Brezina, LLP
Houston, Texas
June 29, 2010

EXHIBITS INDEX

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

3(i).5
Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement filed with the SEC on on Form S-3 filed May 14, 2002).

3(i).6
Certificate of Designation of Series A Convertible Preferred Stock of US Dataworks, Inc. filed on September 26, 2003 (incorporated by reference to Exhibit 3(i).6 to the Registrant’s registration statement on Form S-3 filed with the SEC on November 19, 2009).

3(i).7
Certificate of Designation of Series B Convertible Preferred Stock of US Dataworks, Inc. filed on September 26, 2003 (incorporated by reference to Exhibit 3(i).7 to the Registrant’s registration statement on Form S-3 filed with the SEC on November 19, 2009).

3(i).8	**	Second Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock of US Dataworks, Inc. filed on April 26, 2010.

3(i).9	**	Certificate of Designation of Series C Convertible Preferred Stock of US Dataworks, Inc. filed on April 26, 2010.

3(ii)		Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

4.1		Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

4.2
Registration Rights Agreement dated as of April 16, 2004 by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2004).

4.3
Registration Rights Agreement, dated as of November 13, 2007, by and between the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007).

4.4		Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-148039) filed with the SEC on December 13, 2007).

4.5
Rights Agreement, dated July 24, 2003, by and between the Registrant and Corporate Stock Transfer (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2003).

Exhibit Number		Description of Document
4.6
Amendment No. 2 to Rights Agreement dated November 13, 2007, by and between the Registrant and American Stock Transfer & Trust (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2007).

10.1	†	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.2	†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).

10.3	†	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333— 102842)).

10.4	†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).

10.5	†	Form of Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.6	†
Non-statutory Stock Option Agreement dated May 21, 2003 between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.7	†
Non-statutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.8
Lease Agreement dated as of June 22, 2007, by and between Registrant and Parkway Properties LP. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2008).

10.9
Master License Agreement, effective as of October 15, 1999, by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).

10.10
Schedule Number 1 to Master License Agreement dated July 22, 2005 by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).

10.11	*	Formal Purchase Order from American Express Travel Related Services Company, Inc. pursuant to the Master Agreement for Consulting Services dated June 16, 2005, as amended.

10.12
Note Purchase Agreement dated August 13, 2008, by and between the Company and signatories thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.13
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

Exhibit Number		Description of Document
10.16
Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated February 19, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2009).

10.17	†
Outside Director Compensation Plan dated April 20, 2009 but effective as of April 1, 2009 (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 23, 2009).

10.18
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated May 20, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.19
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

10.21
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated June 26, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.22
Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated June 26, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.23
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated June 26, 2009 (Other Note) (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.24
US Dataworks, Inc. Common Stock Purchase Warrant issued on July 29, 2009 but effective as of June 26, 2009 by and between U.S. Dataworks, Inc. and Charles E. Ramey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009).

10.25
US Dataworks, Inc. Common Stock Purchase Warrant issued on July 29, 2009 but effective as of June 26, 2009 by and between U.S. Dataworks, Inc. and John L. Nicholson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009).

10.26	†
Engagement Agreement dated as of August 7, 2009 by and among US Dataworks, Inc., Albeck Financial Services, Inc. and Randall J. Frapart (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009).

10.27
Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated December 18, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009).

10.28
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated December 18, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009).

10.29
Loan and Security Agreement dated as of February 9, 2010 between Silicon Valley Bank and US Dataworks, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

10.30
Loan Restructuring Agreement dated as of February 9, 2010 among US Dataworks, Inc., John L. Nicholson, M.D. and Charles E. Ramey (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

Exhibit Number		Description of Document
10.31
First Amendment to Loan and Security Agreement by and between US Dataworks, Inc. aand Silicon Valley Bank dated March 5, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2010).

10.32
Second Amendment to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated April 23, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2010).

23.1	**	Consent of Independent Public Registered Accounting Firm.

24.1	**	Power of Attorney (included on signature page).

31.1	**	Section 302 Certification of Chief Executive Officer.

31.2	**	Section 302 Certification of Chief Financial Officer.

32.1	**	Section 906 Certification of Chief Executive Officer.

32.2	**	Section 906 Certification of Chief Financial Officer.

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment requested.
**	Filed herewith