Form 10-K/A
period 2010-03-31
US DATAWORKS INC
filed 2010-07-09
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 7, 2010, the aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant, based on the $0.19 per share price for the Registrant's common stock as quoted by the OTC Bulletin Board on July 7, 2010 was $5,226,837 (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the Registrant have been deemed affiliates).

As of July 7, 2010, the number of outstanding shares of common stock of the Registrant was 33,189,383.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

US Dataworks, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amended Report”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the Commission on June 29, 2010 (the “Original Report”). The purpose of this Amended Report is solely to (i) file Exhibit 3(i).8 to the Original Report (Second Amended and Restated Certificate of Designation to Series B Convertible Preferred Stock of US Dataworks, Inc. filed on April 26, 2010), which was inadvertently omitted; (ii) file Exhibit 3(i).9 to the Original Report (Certificate of Designation to Series C Convertible Preferred Stock of US Dataworks, Inc. filed on April 26, 2010), which was inadvertently omitted; and (iii) file Exhibit 23.1 to the Original Report (Consent of Independent Public Registered Accounting Firm), which was inadvertently included in the body of the Original Report rather than as an exhibit thereto.

Except for the foregoing, this Amended Report does not amend the Original Report in any way and does not modify or update any disclosures contained in the Original Report, which continues to speak as of June 29, 2010. Accordingly, this Amended Report should be read in conjunction with the Original Report.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

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

Exhibit Number		Description of Document
23.1	**	Consent of Independent Public Registered Accounting Firm.

24.1	***	Power of Attorney (included on signature page).

31.1	**	Section 302 Certification of Chief Executive Officer.

31.2	**	Section 302 Certification of Chief Financial Officer.

32.1	**	Section 906 Certification of Chief Executive Officer.

32.2	**	Section 906 Certification of Chief Financial Officer.

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment requested.
**	Filed herewith.
***	Previously filed with the Original Report.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US DATAWORKS, INC.

By:	/s/ Charles E. Ramey
Charles E. Ramey
Chief Executive Officer
Date: July 9, 2010

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles E. Ramey and John McLaughlin, and each of them, his true and lawful attorneys-in-act, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles E. Ramey	Chief Executive Officer	July 9, 2010
Charles E. Ramey	(Principal Executive Officer)
and Director

/s/ Randall J. Frapart	Chief Financial Officer	July 9, 2010
Randall J. Frapart	(Principal Financial Officer)

*	Director	July 9, 2010
Joe Abrell

*	Director	July 9, 2010
Anna C. Catalano

*	Director	July 9, 2010
G. Richard Hicks

*	Director	July 9, 2010
J. Patrick Millinor

*	Director	July 9, 2010
John L. Nicholson, M.D.

*	Director	July 9, 2010
Mario Villarreal

*	Director	July 9, 2010
Hayden D. Watson.

*	Director	July 9, 2010
Thomas L. West, Jr.

* By:	/s/ Charles E. Ramey
Attorney-In-Fact

EXHIBIT INDEX

Exhibit Number	Description of Document

3(i).8	Second Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock of US Dataworks, Inc. filed on April 26, 2010.

3(i).9	Certificate of Designation of Series C Convertible Preferred Stock of US Dataworks, Inc. filed on April 26, 2010.

23.1	Consent of Independent Public Registered Accounting Firm.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.