Form 10-Q
period 2010-06-30
US DATAWORKS INC
filed 2010-08-16
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
YES ☐ NO ☒

Number of shares of the issuer’s common stock outstanding  as of August 12, 2010: 33,189,383.

US DATAWORKS, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
US DATAWORKS, INC.
UNAUDITED CONDENSED BALANCE SHEETS

ASSETS	June 30, 2010 (Unaudited)	March 31, 2010 (See Note)
Current assets:
Cash and cash equivalents	$507,247	$444,542
Accounts receivable, trade	749,684	1,059,825
Prepaid expenses and other current assets	168,441	307,653

Total current assets	1,425,372	1,812,020

Property and equipment, net	139,999	169,796
Goodwill, net	4,020,698	4,020,698
Other assets	85,654	90,835

Total assets	$5,671,723	$6,093,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt	$897,709	$350,972
Accounts payable	316,471	235,077
Accrued interest – related party	29,189	30,162
Accrued expenses	217,293	246,558
Deferred revenue	393,073	181,330

Total current liabilities	1,853,735	1,044,099

Long term liabilities:
Notes payable	0	638,889
Note payable – related party, net of unamortized discount of $510,870 and $543,736 respectively	2,581,375	2,548,509

Total long term liabilities	2,581,375	3,187,398
Total liabilities	4,435,110	4,231,497

Commitments and Contingencies
Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 109,933 shares issued and outstanding $3.75 liquidation preference, dividends of $386,369 and $345,124 in arrears as of June 30, 2010 and March 31, 2010, respectively	11	11
Common stock, $0.0001 par value 90,000,000 shares authorized, 33,145,576 and 32,780,870 shares issued and outstanding as of June 30, 2010 and March 31, 2010, respectively	3,314	3,310
Additional paid-in-capital	66,418,470	66,369,315
Accumulated deficit	(65,185,182)	(64,510,784)

Total shareholders’ equity	1,236,613	1,861,852

Total liabilities and stockholders’ equity	$5,671,723	$6,093,349

Note: The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30,

	2010	2009
Revenues:
Software transactional and subscription revenues	$499,217	$521,243
Software maintenance revenues	144,322	212,371
Professional services revenues	722,799	1,274,847

Total revenues	1,366,338	2,008,461

Cost of revenues	606,257	676,371

Gross profit	760,081	1,332,090

Operating expenses:
Research and development	242,507	212,937
Sales and marketing	271,787	262,300
General and administrative	746,107	571,642
Depreciation and amortization	29,797	43,645
Total operating expense	1,290,198	1,090,524

(Loss)/Income from operations	(530,117)	241,566
Other expense:
Financing expense – related party	(5,181)	(108,165)
Interest expense	(17,696)	(1,436)
Interest expense – related party	(121,404)	(155,875)

Total other expense	(144,281)	(265,477)

Net loss	$(674,398)	$(23,911)

Basic and diluted loss per share	$(0.02)	$(0.00)

Basic and diluted weighted-average shares outstanding	33,145,576	32,780,321

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

For the Three Months Ended June 30,

	2010	2009
Cash flows from operating activities:
Net loss	$(674,398)	$(23,911)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	29,797	43,645
Amortization of note discount on note payable – related party	32,866	4,751
Amortization of deferred financing costs – related party	5,181	108,165
Stock based compensation	49,155	41,328
Changes in operating assets and liabilities:
Accounts receivable	310,141	(95,325)
Prepaid expenses and other current assets	139,212	(112,095)
Deferred revenue	211,743	233,680
Accounts payable	81,394	(51,205)
Accrued interest – related party	(973)	(18,275)
Accrued expenses	(29,261)	(25,752)

Net cash provided by operating activities	154,857	105,006
Cash flows from financing activities:
Payments on note payables	(92,152)	(8,819)
Net cash used by financing activities	(92,152)	(8,819)
Net increase in cash and cash equivalents	62,705	96,187
Cash and cash equivalents, beginning of period	444,542	403,863
Cash and cash equivalents, end of period	$507,247	$500,050

Supplemental disclosures of cash flow information
Interest paid	$106,234	$152,320
Federal income taxes paid	$—	$—

Significant non-cash financing activities:
Accrued liability for note payable – related party extension fee, included in debt discount	$—	$(50,000)
Debt discount on extension of note payable – related party, related to the warrants issued	$—	$320,157

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.     Organization and Business

General

US Dataworks, Inc., a Nevada corporation, (the “Company”), develops, markets, and supports payment processing software for multiple market segments. Its customer base includes some of the largest financial institutions as well as credit card companies, government institutions, banker’s banks and high-volume merchants in the United States. The Company was formerly known as Sonicport, Inc.

2      Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying interim unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information.  All such adjustments are of a normal recurring nature.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in connection with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the fiscal year ending March 31, 2011.

Revenue Recognition

The Company recognizes revenues associated with its software products in accordance with the provisions of the Financial Accounting Standard Board's (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 985 – 605, “Software Revenue Recognition”.

The Company licenses its software on a transactional and a subscription fee basis. In these arrangements, the customer is charged a fee based upon the number of items processed by the software and the Company recognizes revenue as these transactions occur. The transaction fee also includes the provision of standard maintenance and support services as well as product upgrades should such upgrades become available.

If professional services are provided in connection with the installation of the software licensed, revenue is recognized when these services have been provided. The Company also recognizes revenue on a percentage of completion basis for the portion of professional services related to customized customer projects that have been completed but are not yet deliverable to customer.

In certain instances, we license our software products under non-exclusive, non-transferable license agreements. Because these agreements do not require significant production, modification or customization, revenue is recognized when the license agreement has been signed, the software product has been delivered, the related fee is fixed or determinable and collection of such fee is probable

For license agreements that include a separately identifiable fee for contracted maintenance services, such maintenance revenues are recognized on a straight-line basis over the life of the maintenance agreement noted in the agreement, but following any installation period of the software.

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

In order to conform to the current application, the Company reclassified a net of $118,229 from operating expenses to cost of sales for the three months ended June 30, 2009.

Goodwill

The goodwill recorded on the Company’s books is from the acquisition of US Dataworks, Inc. in fiscal year 2001 which remains the Company’s single reporting unit. FASB ASC Topic No. 350, “Intangibles – Goodwill and Other Intangibles”), requires goodwill for each reporting unit of an entity be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, the Company performs impairment tests annually during the fourth quarter.

FASB ASC Topic No. 350 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for either the quarter ended June 30, 2010 or the year ended March 31, 2010.

Convertible Debt Financing – Derivative Liabilities

The Company reviews the terms of its convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options, that are required to be bifurcated and accounted for separately as a derivative financial instrument.  In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.  Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.As of June 30, 2010 and March 31, 2010 the Company did not have any derivative instrument liabilities.

Stock Options

The Company follows the guidance cited in ASC Topic No. 718, “Compensation – Stock Compensation”, to account for its stock options. ASC Topic No. 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Stock-based compensation expense recognized under ASC Topic No. 718, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances, for the three months ended June 30, 2010 and June 30, 2009 was $49,157, and $41,328 respectively, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances.

ASC Topic No. 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the three months ended June 30, 2010 and June 30, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures as explained below.

Upon adoption of ASC Topic No. 718, the Company continued to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. There were no options granted during the period ended June 30, 2010. There were 400,000 options granted during the three months ended June 30, 2009. In determining the compensation cost of the options granted during the three months ended June 30, 2009, as specified by ASC Topic No. 718, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model. The weighted average assumptions used in the calculations for the options granted in the three months ended June 30, 2009 included a risk-free interest rate of 2.93%, expected life of options granted  is ten years, expected volatility is 208%, expected dividend yield of zero, and expected forfeiture rate of 30%.

As of June 30, 2010, there was approximately $21,413 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a period of two years.

Income and Loss per Share

The Company calculates income and loss per share in accordance with FASB ASC Topic No. 260 – 10, “Earnings Per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion). The weighted-average common stock equivalents for the periods ending June 30, 2010, and 2009 are as follows:

	For the Three Months Ended June 30,
	2010	2009
Options outstanding under the Company’s stock option plans	6,846,832	7,361,720
Options outstanding outside the Company’s stock option plans	580,000	1,160,000
Warrants outstanding in conjunction with private placements	7,539,364	7,539,364
Warrants outstanding as a financing cost for notes payable and convertible notes payable	3,666,642	2,054,141
Warrants outstanding for services rendered and litigation settlement	200,000	200,000
Convertible Series B preferred stock outstanding (a)	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion ratio of one share of Series B preferred stock for one share of common stock.

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

Three of our customers accounted for 58%, 11% and 11% of our net revenues for the three months ended June 30, 2010. Two of our customers accounted for 58% and 13% of our net revenues for the three months ended June 30, 2009.

At June 30, 2010, amounts due from two of our customers accounted for 60% and 14% of accounts receivable. At June 30, 2009, amounts due from four of our customers accounted for 40%, 13%, 13% and 11% of accounts receivable.

3.     Property and Equipment

Property and equipment as of June 30, 2010 and March 31, 2010 consisted of the following:

	June 30, 2010	March 31, 2010
Furniture and fixtures	$99,535	$99,535
Office and telephone equipment	182,275	182,275
Computer equipment	747,631	747,631
Computer software	1,271,098	1,271,098
Leasehold improvements	64,733	64,733
	2,365,272	2,365,272
Less accumulated depreciation and amortization	(2,225,273)	(2,195,476)
Total	$139,999	$169,796

Depreciation and amortization expense for the three months ended June 30, 2010 and 2009 was $29,797 and $43,645, respectively.

4.     Bank Credit Line and Long-Term Debt

At June 30, 2010 and March 31, 2010, the Company’s bank credit line and long-term debt consisted of the following:

	June 30, 2010	March 31, 2010
Bank credit line	$-	$-
Bank term loan	888,887	972,222
Notes payable –related party	3,092,245	3,092,245
Notes payable –equipment	8,822	17,639
Debt discount unamortized amount	(510,870)	(543,736)
Total secured notes payable and bank debt	3,479,084	3,538,370
Total long-term debt	3,479,084	3,538,370
Less: Current portion of long-term debt	897,709	350,972
Bank credit line and long-term debt, net of current portion	$2,581,375	$3,187,398

Revolving Bank Credit Line and Term Loan

On February 9, 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) and related agreements and documents providing for a senior credit facility comprised of a revolving line of credit and a term loan (the “Credit Facility”). Pursuant to the Loan Agreement the Company has granted SVB a security interest in all of its assets, whether now owned or hereafter acquired, including but not limited to, all accounts receivable, copyrights, trademarks, licenses, equipment and all proceeds as from such collateral. The initial maximum availability under the revolving line of credit (the “Revolver”) is $250,000 and increases to $1,000,000 on July 1, 2010. The maturity date of the Revolver is February 8, 2011. The Revolver accrues interest at an annual rate equal to the higher of (i) 1.25% above SVB’s prime rate or (ii) 5.25% and is payable monthly. No principal payments are due on the Revolver until its maturity date. Subject to the commitment limits described above, the Company can borrow up to eighty percent (80%) of its eligible accounts receivable subject to a number of exceptions. The Company will use the proceeds from the Revolver for general corporate purposes. As of June 30, 2010, the Company had zero borrowings on the revolving line of credit. The amount originally borrowed under the term loan (the “Term Loan”) was $1,000,000 and the amount outstanding at June 30, 2010 was $888,887 and $972,228 at March 31, 2010. The maturity date of the Term Loan is February 9, 2013. The Term Loan accrues interest at the fixed annual rate of 6.50% and is payable monthly. Principal payments on the Term Loan will be made in thirty six equal monthly installments. If an event of default occurs and is continuing, the interest rates on the Revolver and the Term Loan will increase by 5.00% on an annualized basis.

The Credit Facility requires that the Company comply with two financial covenants. The first such covenant requires that the Company maintain an “adjusted quick ratio,” measured on the last day of each month, of not less than (i) 1.15 to 1.00 from the date of closing through March 31, 2010, (ii) 1.35 to 1.00 from April 1, 2010 through June 30, 2010 and (iii) 1.50 to 1.00 after July 1, 2010, with the “adjusted quick ratio” being defined as (i) cash and cash equivalents plus the amount of eligible accounts receivable divided by (ii) current liabilities minus deferred revenue minus the current portion of subordinated debt. The second such covenant requires that the Company maintain a “fixed charge coverage ratio,” measured on the last day of each month for the six (6) months ended on such date, of not less than 1.40 to 1.00, with the “fixed charge coverage ratio” being defined as (i) earnings before interest, taxes, depreciation and amortization (“EBITDA”) plus non-cash stock based compensation minus cash income taxes minus non-financed capital expenditures for the six months ended on the measurement date divided by (ii) the principal and interest payments owed by the Company with respect to all of its indebtedness over the six months ended on the measurement date; provided, however, that the principal and interest payments owed by the Company during the first six months following the closing date will be annualized and divided by two. As of June 30, 2010, the Company was in default under the Credit Facility as a result of failing to comply with the financial covenants set forth in Section 6.7 of the Loan Agreement for the April 2010, May 2010 and June 2010 measuring periods (the “Existing Defaults”).  SVB has agreed to forbear from filing any legal action or instituting or enforcing any rights and remedies it may have against the Company arising out of the Existing Defaults for the period beginning on August 16, 2010 and ending on August 27, 2010 (the “Forbearance Period”). The Company and SVB are currently in discussions concerning an amendment to the Loan Agreement pursuant to which the Existing Defaults would be waived and the Company would be back in compliance with its financial covenants under the Loan Agreement.  The Company currently expects that such an amendment would be in place by the end of the Forbearance Period. See “Part II, Item 5. Other Information.”

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

In connection with the redemption of the Prior Notes, the Company entered into a Note Purchase Agreement and issued an aggregate of $3,703,500 Senior Secured Notes due August 13, 2009 (the “Redemption Refinance Notes”). The Redemption Refinance Notes were purchased by the Company’s Chief Executive Officer and a member of its Board of Directors (“Holders”). As originally issued, the Redemption Refinance Notes bore interest at a rate of 12% per annum with interest payments due in arrears monthly which was increased to 13% in an amendment dated February 19, 2009 (see discussion below).

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

On February 19, 2009, May 20, 2009, June 26, 2009, and December 18, 2009, the Company entered into a series of Note Modification Agreements with the holders of the Redemption Refinance Notes.  For the February 19, 2009 Note Modification Agreement, an amendment fee of 1% of the outstanding principal balances of the Redemption Refinance Notes totaling $37,035 was expensed and a cash payment was paid to the holders thereof.

In consideration of the June 26, 2009 amendments, the Company (i) paid to the holders of the Redemption Refinance Notes a fee of $50,000 in cash on July 1, 2009 and (ii) issued to the holders of the Redemption Refinance Notes warrants to purchase 1,854,141 shares of the Company’s common stock at an exercise price of $0.43 per share, with these warrants being subject to the additional terms specified in the Note Modification Agreements. The warrants were assigned an initial fair value of $320,157 using a lattice model with the following primary assumptions: 209% annual volatility, risk free rate of 2.58%, initial target exercise price at 200% of exercise price, and exercise behavior limited based on trading volume projections. In accordance with ASC Topic No. 470 - 50, “Debt – Modifications and Extinguishments”, the consideration paid to the holders has been accounted for as an additional debt discount amortized over the remaining term of the Redemption Refinance Notes. As part of the February 9, 2010 Loan Restructuring Agreement discussed below, the remaining unamortized debt discount on the Redemption Refinance Notes of $155,366 was rolled into the debt discount associated with the Loan Restructuring Agreement.

On September 26, 2006, the Company entered into a note payable with its Chief Executive Officer for $500,000 (the “Other Note”) and the note bore an interest rate of 8.75%.  This note was renewed on September 25, 2007.

On May 20, 2009 and June 26, 2009, the Company entered into a series of Note Modification Agreements with the holder of the Other Note. In consideration of the June 26, 2009 amendment, the Company paid to the holder of the Other Note a fee of $6,667 in cash on July 1, 2009.

On February 9, 2010, concurrently with entering into a loan agreement with Silicon Valley Bank (“SVB”) discussed above, the Company, John L. Nicholson, an outside director of the Company, and Charles E. Ramey, the Chairman and CEO of the Company, entered into a Loan Restructuring Agreement (the “Loan Restructuring Agreement”) pursuant to which the debt represented by the Redemption Refinance Notes held by Messrs. Nicholson and Ramey and the Other Note held by Mr. Ramey was reduced and restructured. Immediately prior to entering into the Loan Restructuring Agreement, Mr. Nicholson held that certain secured refinance note dated August 13, 2008 executed by the Company (one of the two Redemption Refinance Notes), as amended by those certain Note Modification Agreements dated February 19, 2009, May 20, 2009, June 26, 2009 and December 18, 2009 (the “Nicholson Refinance Note”), which had an outstanding principal amount of $2,718,401 immediately prior to entering into the Loan Restructuring Agreement. As required by the Loan Restructuring Agreement, the Company made a principal payment on the Nicholson Refinance Note of $423,401, thereby reducing the outstanding principal balance on the Nicholson Refinance Note to $2,295,000. In addition, the Loan Restructuring Agreement modified the Nicholson Refinance Note as follows: (1) the maturity date of the Nicholson Refinance Note was extended to January 1, 2014, (ii) the annual interest rate payable on the Nicholson Refinance Note was reduced to twelve percent (12%) and will be reduced further to ten percent (10%) in the event that the principal is reduced to $1,905,000 or lower before the maturity date, (3) no principal payments are required until the maturity date and (4) the Nicholson Refinance Note is expressly subject to the terms and provisions of the Subordination Agreement among SVB, Messrs. Nicholson and Ramey and the Company that was entered into on February 9, 2010 (the “Subordination Agreement”), which agreement provides, among other things, that no payments on the Nicholson Refinance Note other than regular scheduled non-default interest payments are permitted without the consent of SVB unless and until the Credit Facility is paid in full and terminated.

Immediately prior to entering into the Loan Restructuring Agreement, Mr. Ramey held that certain secured refinance note dated August 13, 2008 executed by the Company (one of the two Redemption Refinance Notes), as amended by those certain Note Modification Agreements dated February 19, 2009, May 20, 2009, June 26, 2009 and December 18, 2009 (the “Ramey Refinance Note”), which had an outstanding principal amount of $643,105 immediately prior to entering into the Loan Restructuring Agreement. In addition, immediately prior to entering into the Loan Restructuring Agreement, Mr. Ramey held that certain 8.75% Promissory Note dated September 25, 2007 executed by the Company, as amended by those certain Note Modification Agreements dated May 20, 2009 and June 26, 2009 (the “Other Note” or the “Second Ramey Note”), which had an outstanding principal amount of $500,000 immediately prior to entering into the Loan Restructuring Agreement. As required by the Loan Restructuring Agreement, the Second Ramey Note was cancelled and the principal owed thereunder was added to the principal balance owed under the Ramey Refinance Note, resulting in the Ramey Refinance Note having an outstanding principal amount of $1,143,105. As required by the Loan Restructuring Agreement, the Company made a principal payment on the Ramey Refinance Note of $345,860, thereby reducing the outstanding principal balance on the Ramey Refinance Note to $792,245. In addition, the Loan Restructuring Agreement modified the Ramey Refinance Note as follows: (1) the maturity date of the Ramey Refinance Note was extended to January 1, 2014, (ii) the annual interest rate payable on the Ramey Refinance Note was reduced to ten percent (10%) and (3) the Ramey Refinance Note is expressly subject to the terms and provisions of the Subordination Agreement, which agreement provides, among other things, that no payments on the Ramey Refinance Note other than regular scheduled non-default interest payments are permitted without the consent of SVB unless and until the Credit Facility is paid in full and terminated.

In consideration of entering into the Loan Restructuring Agreement, the Company agreed to (i) pay to Mr. Nicholson a cash fee of $60,000, and (ii) issue Mr. Nicholson five-year warrants to purchase 1,484,358 shares of the Company’s common stock at an exercise price of $0.43 per share. The Company valued the warrants using a lattice model based on a probability weighted discount cash flow model. Mr. Nicholson’s warrants were valued at $217,759. In consideration of entering into the Loan Restructuring Agreement, the Company agreed to (i) pay to Mr. Ramey a cash fee of $30,843 and (ii) issue Mr. Ramey five year warrants to purchase 665,642 shares of the Company’s common stock at an exercise price of $0.43 per share The Company valued the warrants using a lattice model based on a probability weighted discount cash flow model. Mr. Ramey’s warrants were valued at $97,651. The consideration paid to the holders of the Loan Restructuring Agreement has been accounted for as an additional debt discount amortized over the remaining term of the Loan Restructuring Agreement. The amount amortized during the three months ended June 30, 2010 associated with the debt discount was $32,866 and the remaining unamortized debt discount is $510,870.

       Note Payable – Equipment

 In August 2007, the Company entered into a note payable with an equipment vendor to purchase new telephone equipment for $105,835. The note bears a 10.68% per annum interest rate, is secured by the equipment and is due in 36 equal monthly installments of $3,418. As of June 30, 2010 and March 31, 2010, the outstanding balance on this note payable was $8,822 and $17,639 respectively.

Payment Table

Future minimum payments under our loan agreements and notes payable at June 30, 2010 were as follows:

Year Ended March 31,	Amount
2011	$897,709
2014	3,092,245

$3,989,954

5.     Commitments and Contingencies

 Leases

The Company leases an office in Sugar Land, Texas under an operating lease agreement that expires in July 2012. Rent expense was $90,612 and $95,241 for the three months ended June 30, 2010 and 2009, respectively.

Future minimum lease payments under operating leases at June 30, 2010 were as follows:

Year Ended March 31,	Amount
2011	$263,843
2012	355,444
2013	119,003

$738,290

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

At June 30, 2010, and March 31, 2010, there were accumulated, undeclared dividends in arrears of $386,369 and $345,124, respectively.

Stock Options

In August 1999, the Company implemented its 1999 Stock Option Plan (the “1999 Plan”). In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”), which amends and restates the 1999 Plan.  As of June 30, 2010, the maximum aggregate number of shares which may be granted under the 2000 Plan was 9,500,000. Under the 2000 Plan, the exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of grant. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting.

During the three months ended June 30, 2010 the Company did not grant any stock options.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding, March 31, 2010	7,745,720	$0.64	1,160,000	$1.02
Forfeited/canceled	(898,888)	$0.52	(580,000)	$1.02
Outstanding, June 30, 2010	6,846,832	$0.65	580,000	$1.02
Exercisable, June 30, 2010	6,008,501	$0.71	580,000	$1.02

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at June 30, 2010 were 5.69 years and $0.68, respectively. The exercise prices for the options outstanding at June 30, 2010 ranged from $0.15 to $6.25 per share, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Weighted-Average Exercise Price of Options Exercisable
$0.15 – 0.80	5,298,998	4,460,667	6.37 years	$0.49	$0.53
$0.81 – 1.35	1,714,834	1,714,834	4.14 years	$0.93	$0.93
$1.36 – 6.25	413,000	413,000	3.51 years	$2.13	$2.13
	7,426,832	6,588,501

Common Stock Grants

During the three months ended June 30, 2010, the Company granted 41,625 shares of common stock (at $0.20 per share based on the closing price of the common stock on the grant date), to its outside directors pursuant to the Company’s Outside Director Compensation Plan. The Company expensed $8,325 related to these grants in the three months ended June 30, 2010. These grants were made under the 2000 Plan.

6.     Fair Value Measurements

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

As of June 30, 2010 and March 31, 2010, the Company had no assets or liabilities that were marked to fair value under ASC Topic No. 820 - 10.

7.      Liquidity

While the Company incurred a moderate increase in its operating expenses to support the growth of the Company, the Company experienced a decrease in revenues caused by a timing difference on the start of a consulting agreement. Due to our prior history of experiencing negative cash flow from operations and the debt financing that we put in place to cover this historical negative cash flow, we find ourselves in the position of having approximately $3.1 million of debt coming due January 1, 2014 and another $0.9 million of debt payable ratably through February 2013.

Although the full amount owed under the Term Loan is reflected as current liabilities on the Company's June 30, 2010 balance sheet, SVB has agreed to forbear from filing any legal action or instituting or enforcing any rights and remedies it may have against the Company arising out of the Company's existing defaults caused by the Company's failure to comply with the financial covenents under the Loan Agreement until August 27, 2010. The Company is currently in discussions with SVB concerning an amendment to the Loan Agreement pursuant to which the Company's existing defaults would be waived and the Company would be back in compliance with its financial covenants. We currently expect that such amendment would be in place by the end of the forbearance period and believe that such amendment will not alter the current payment terms of the Term Loan.

While we expect to be able to fund our operations and build enough cash to pay off this debt from our cash flow, if that is not the case, our long term viability will again depend on our ability to obtain adequate sources of debt or equity funding to fund the continuation of our business operations and to ultimately achieve adequate profitability and cash flows to sustain our operations. We will need to increase revenues from transaction and subscription based software license contracts and professional services agreements and software licenses to become profitable.

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

C$Money Transaction

The Company was unable to record the effects of the transactions contemplated by the Strategic Alliance Agreement with C$ cMoney, Inc. discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the “C$Money Transactions”) in the quarter ended June 30, 2010.  The Company continues to evaluate whether it expects to record the effects of the C$Money Transactions in fiscal 2011.

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

We believe that of the significant accounting policies used in the preparation of our unaudited condensed financial statements (see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

Revenue Recognition

The Company recognizes revenues associated with its software products in accordance with the provisions of the Financial Accounting Standard Board Accounting Standards Codification (“ASC”) Topic No. 985 – 605, “Software Revenue Recognition”.

The Company licenses its software on a transactional and a subscription fee basis. In these arrangements, the customer is charged a fee based upon the number of items processed by the software and the Company recognizes revenue as these transactions occur. The transaction fee also includes the provision of standard maintenance and support services as well as product upgrades should such upgrades become available.

If professional services are provided in connection with the installation of the software licensed, revenue is recognized when these services have been provided. The Company also recognizes revenue on a percent of completion basis for the portion of professional services related to customized customer projects that have been completed but are not yet deliverable to customer.

In certain instances, we license our software products under non-exclusive, non-transferable license agreements. Because these agreements do not require significant production, modification or customization, revenue is recognized when the license agreement has been signed, the software product has been delivered, the related fee is fixed or determinable and collection of such fee is probable

For license agreements that include a separately identifiable fee for contracted maintenance services, such maintenance revenues are recognized on a straight-line basis over the life of the maintenance agreement noted in the agreement, but following any installation period of the software.

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

 In order to conform to the current application, the Company reclassified a net of $118,229 from operating expenses to cost of sales for the three months ended June 30, 2009.

Goodwill

The goodwill recorded on the Company’s books is from the acquisition of US Dataworks, Inc. in fiscal year 2001 which remains the Company’s single reporting unit. FASB ASC Topic No. 350, “Intangibles – Goodwill and Other Intangibles”, requires goodwill for each reporting unit of an entity be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, the Company performs impairment tests annually during the fourth quarter.

FASB ASC Topic No. 350 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for either the three months ended June 30, 2010 or the year ended March 31, 2010.

Concentrations of Credit Risk

We extend credit to our customers and perform ongoing credit evaluations of our customers. We do not obtain collateral from our customers to secure our accounts receivables. We evaluate our accounts receivable on a regular basis for collectibility and provide for an allowance for potential credit losses as deemed necessary.

Three of our customers accounted for 58%, 11% and 11% of our net revenues for the three months ended June 30, 2010. Two of our customers accounted for 58% and 13% of our net revenues for the three months ended June 30, 2009.

At June 30, 2010, amounts due from two of our customers accounted for 60% and 14% of accounts receivable. At June 30, 2009, amounts due from four of our customers accounted for 40%, 13%, 13% and 11% of accounts receivable.

Results of Operations

The results of operations reflected in this discussion include our operations for the three month periods ended June 30, 2010 and 2009.

Revenues

We generate revenues from (a) licensing and supporting software with fees due on a transactional or subscription basis (b) licensing software with fees due on the grant of the license and delivery of the software, (c) providing maintenance, enhancement and support for previously licensed products, and (d) providing professional services.

	For the Three Months Ended June 30,
	2010	2009	Change
Software transactional and subscription revenues	$499,217	$521,243	-4.2%
Software maintenance revenues	144,322	212,371	-32.0%
Professional service revenues	722,799	1,274,847	-43.3%
Total revenues	$1,366,338	$2,008,461	-32.0%

Revenues decreased by 32.0% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to the timing of the end of one consulting agreement and the start of the follow-on consulting agreement. We had no licensing revenue for the quarter ended June 30, 2010, and maintenance revenue declined 32.0% due to the non renewal of certain maintenance agreements.  We believe that we will continue to see maintenance revenues decline slowly as we continue our transition to a transactional and subscription based revenue model. We expect our transactional revenue to grow as more of our current customers, along with new customers, begin to run more of their processing through our software products.

Cost of Revenues

Costs of revenues include the cost of other third party software resold in connection with our software and personnel costs associated with our software, maintenance, support, training and installation services. Cost of revenues decreased by $70,114, or 10.4%, to $606,257 for the three months ended June 30, 2010 from $676,371 for the three months ended June 30, 2009. This decrease was principally due to a decrease of $48,000 in the cost of third party software purchased for resale, a $61,000 decrease in outside consulting labor costs, offset by a $31,000 increase in travel expenses and a $8,000 net increase in labor cost associated with our professional services and maintenance personnel as compared to the same period in the prior fiscal year.

Operating Expenses

Total operating expenses increased by $199,674, or 18.3%, to $1,290,198 for the three months ended June 30, 2010 from $1,090,524 for the three months ended June 30, 2009.

General and administrative expenses increased $174,465 or 30.5% and was attributable to a $21,000 increase in general and administrative personnel expenses, a $80,000 increase in legal and accounting expense associated with delisting issues, $58,000 in outside consultant expense, $9,000 increase in stock based compensation expense, $8,000 increase in insurance expenses, $7,000 increase in phone expenses, a $13,000 increase in various other areas including bank fees, dues and subscriptions, entertainment, and computer lease expenses. These increases were offset by a $20,000 decrease in investor relations expense, rent, and travel expenses as compared to the same period in the prior fiscal year.

A slight increase in research and development expenses of $29,570 as compared to the prior year period, was primarily related to increased personnel expenses of the R & D staff, while the increase in sales and marketing of $9,487 is related to an increase in personnel expenses.

In our effort to promote our brand name, increase our client base and expand our relationship with existing clients, we expect our operating expenses in both research and development and sales and marketing to increase.

Our depreciation and amortization expense decreased $13,848 from $43,645 for the three months ended June 30, 2009 to $29,797 for the three months ended June 30, 2010. This decrease is attributable to a number of our property and equipment items attaining a fully depreciated state during the past fiscal year.

Other Expenses

Other expenses, including interest expense and financing costs, decreased $121,196, or 45.7%, to $144,281 for the three months ended June 30, 2010 from $265,478 for the three months ended June 30, 2009. The decrease was primarily due to the effects of the restructuring of the related party notes on interest expense.

Net Loss

Net loss increased by $650,487, to a net loss of $674,398 for the three months ended June 30, 2010 from a net loss of $23,911 for the three months ended June 30, 2009. For details related to this loss see the preceding discussions related to revenues, cost of revenues, operating expenses and other income sections above.

Liquidity and Capital Resources

While the Company incurred a moderate increase in its operating expenses to support the growth of the Company, the Company experienced a decrease in revenues caused by a timing difference on the start of a consulting agreement. Due to our prior history of experiencing negative cash flow from operations and the debt financing that we put in place to cover this historical negative cash flow, we find ourselves in the position of having approximately $3.1 million of debt coming due January 1, 2014 and another $0.9 million of debt payable ratably through February 2013.

Although the full amount owed under the Term Loan is reflected as current liabilities on the Company's June 30, 2010 balance sheet, SVB has agreed to forbear from filing any legal action or instituting or enforcing any rights and remedies it may have against the Company arising out of the Company's existing defaults caused by the Company's failure to comply with the financial covenents under the Loan Agreement until August 27, 2010. The Company is currently in discussions with SVB concerning an amendment to the Loan Agreement pursuant to which the Company's existing defaults would be waived and the Company would be back in compliance with its financial covenants. We currently expect that such amendment would be in place by the end of the forbearance period and believe that such amendment will not alter the current payment terms of the Term Loan.

While we expect to be able to fund our operations and build enough cash to pay off this debt from our cash flow, if that is not the case, our long term viability will again depend on our ability to obtain adequate sources of debt or equity funding to fund the continuation of our business operations and to ultimately achieve adequate profitability and cash flows to sustain our operations. We will need to increase revenues from transaction and subscription based software license contracts and professional services agreements and software licenses to become profitable.

Cash and cash equivalents increased by $62,705 to $507,247 at June 30, 2010 from $444,542 at March 31, 2010.  Cash provided by operating activities was $154,857 for the three months ended June 30, 2010 compared to $105,006 for the same period in the prior fiscal year.

No cash was used for investing activities in the three months ended June 30, 2010 or in the three month period ended June 30, 2009.

Financing activities used cash of $92,152 in the three months ended June 30, 2010 and financing activities used cash of $8,819 in the three months ended June 30, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

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

     As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, management identified a material weakness in our internal control over financial reporting, which is an integrated component of our disclosure controls and procedures.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim will not be prevented or detected on a timely basis.   Specifically our management concluded that at March 31, 2010, there was a material weakness regarding the calculation of stock option values based on terms other than those listed.  This material weakness resulted in errors in the Company’s accounting and disclosures for shareholders’ equity and share-based compensation expense and resulted in the restatement of the financial statements for the fiscal years ended March 31, 2007, 2008 and 2009. We have since developed and implemented new procedures to remediate this material weakness.  Specifically, we have created a new procedure to perform a quarterly review of accounting estimates for all equity transactions.  These procedures will be documented internal controls and will be reviewed annually.  Although there were no new stock option grants made during the three months ended June 30, 2010 for which these new procedures would have been utilized, we nevertheless believe that as of June 30, 2010, this material weakness no longer exists.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, have concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

     (b)  Changes in internal control over financial reporting. Except for remedial measures discussed above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we may become involved in various legal and other proceedings that are incidental to the conduct of our business. We are currently not involved in any such legal proceedings.

Item 1A.  Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 dated as of, and filed with the SEC on, June 29, 2010 (the “Annual Report”).  For a discussion of these risk factors, see “Item 1A. Risk Factors” in the Annual Report.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

The Company is currently in default under its Credit Facility with Silicon Valley Bank as a result of failing to comply with the financial covenants set forth in Section 6.7 of the Loan Agreement for the April 2010, May 2010 and June 2010 measuring periods (the “Existing Defaults”).

Item 5. Other Information

On August 16, 2010, the Company and Silicon Valley Bank (“SVB”) entered into that certain Forbearance to Loan and Security Agreement (the “Forbearance”) pursuant to which SVB has agreed to forbear from filing any legal action or instituting or enforcing any rights and remedies it may have against the Company arising out of the Existing Defaults for the period beginning on August 16, 2010 and ending on August 27, 2010 (the “Forbearance Period”).  The foregoing description of the Forbearance is qualified in its entirety by reference to the Forbearance, a copy of which is attached to this Quarterly Report as an exhibit and incorporated herein by reference. In consideration for the Forbearance, the Company paid a forbearance fee of $1,000.

The Company and SVB are currently in discussions concerning an amendment to the Loan Agreement pursuant to which the Existing Defaults would be waived and the Company would be back in compliance with its financial covenants under the Loan Agreement.  The Company currently expects that such an amendment would be in place by the end of the Forbearance Period.

Item 6. Exhibits

Listed below are the exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description of Document
10.1
Second Amendment to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated April 23, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2010).

10.2*	Forbearance to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated August 16, 2010.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer or person performing similar functions.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer or person performing similar functions.

* Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US DATAWORKS, INC.

Dated: August 16, 2010	By:	/s/ Charles E. Ramey
Charles E. Ramey
Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1
Amendment to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated April 23, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2010).

10.2*	Forbearance to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated August 16, 2010.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer or person performing similar functions.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer or person performing similar functions.

*	Filed herewith