Form 10-Q
period 2010-09-30
US DATAWORKS INC
filed 2010-11-15
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares of the issuer’s common stock outstanding as of November 15, 2010: 33,231,008.

US DATAWORKS, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

 NOTE REGARDING FORWARD LOOKING STATEMENTS AND CERTAIN TERMS

When used in this Report, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, our operating expenses, our strategic opportunities, adequacy of capital resources, our potential professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, expectations regarding net losses, expectations regarding cash flow and sources of revenue, benefits of our relationship with a Managed Service Provider, statements regarding our growth and profitability, investments in marketing and promotion, fluctuations in our operating results, our need for future financing, effects of accounting standards on our financial statements, our investment in strategic partnerships, development of our customer base and our infrastructure, our dependence on our strategic partners, our dependence on personnel, our employee relations, anticipated benefits of our restructuring, our disclosure controls and procedures, our ability to respond to rapid technological change, expansion of our technologies and products, benefits of our products, our competitive position, statements regarding future acquisitions or investments, our legal proceedings, and our dividend policy.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed herein, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks referred to in “Item 1A. Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “US Dataworks,” the “Company,” “we,” “us,” or “our” means US Dataworks, Inc.

MICRworks™, Clearingworks®, Returnworks™, and Remitworks™ are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

US DATAWORKS, INC.
UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2010 (Unaudited)	March 31, 2010 (See Note)
ASSETS
Current assets:
Cash and cash equivalents	$308,418	$444,542
Accounts receivable, trade	577,519	1,059,825
Prepaid expenses and other current assets	108,466	307,653

Total current assets	994,403	1,812,020

Property and equipment, net	182,520	169,796
Goodwill	4,020,698	4,020,698
Other assets	80,472	90,835

Total assets	$5,278,093	$6,093,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt	$569,444	$350,972
Accounts payable	267,488	235,077
Accrued interest – related party	30,161	30,162
Accrued expenses	67,603	246,558
Deferred revenue	422,531	181,330

Total current liabilities	1,357,227	1,044,099

Long term liabilities:
Notes payable	236,112	638,889
Note payable – related party, net of unamortized discount of $477,209 and $543,736 respectively	2,615,036	2,548,509

Total long term liabilities	2,851,148	3,187,398
Total liabilities	4,208,375	4,231,497

Commitments and Contingencies

Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 109,933 shares issued and outstanding $3.75 liquidation preference, dividends of $396,652 and $376,312 in arrears as of September 30, 2010 and March 31, 2010, respectively	11	11
Common stock, $0.0001 par value 90,000,000 shares authorized, 33,189,383 and 33,103,951 shares issued and outstanding as of September 30, 2010 and March 31, 2010, respectively	3,319	3,310
Additional paid-in-capital	66,524,594	66,369,315
Accumulated deficit	(65,458,206)	(64,510,784)

Total stockholders’ equity	1,069,718	1,861,852

Total liabilities and stockholders’ equity	$5,278,093	$6,093,349

Note: The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Software transactional and subscription revenues	$586,765	$518,725	$1,085,982	$1,039,968
Software maintenance revenues	140,866	208,488	285,188	420,859
Professional services revenues	977,267	1,359,976	1,700,066	2,634,823

Total revenues	1,704,898	2,087,189	3,071,236	4,095,650

Cost of revenues	586,266	670,318	1,192,523	1,346,689

Gross profit	1,118,632	1,416,871	1,878,713	2,748,961

Operating expenses:
Research and development	252,766	217,254	495,273	430,191
Sales and marketing	210,865	237,290	482,652	499,590
General and administrative	797,685	793,496	1,542,548	1,365,137
Depreciation and amortization	46,322	39,018	76,119	82,664
Total operating expense	1,307,638	1,287,058	2,596,592	2,377,582

(Loss)/Income from operations	(189,006)	129,813	(717,879)	371,379

Other expense:
Financing expense – related party	(5,181)	(55,518)	(10,362)	(165,119)
Interest expense	43,093	(134,066)	25,397	(266,675)
Interest expense – related party	(123,172)	(94,979)	(244,576)	(118,248)

Total other expense	(85,260)	(284,563)	(229,541)	(550,042)

Net loss	$(274,266)	$(154,750)	$(947,420)	$(178,663)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Basic and diluted weighted-average shares outstanding	33,188,907	32,849,330	33,167,132	32,815,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

For the Six Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(947,420)	$(178,663)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	76,120	82,664
Amortization of note discount on note payable – related party	66,527	93,063
Amortization of deferred financing costs – related party	10,363	162,248
Stock based compensation	89,286	118,503
Changes in operating assets and liabilities:
Accounts receivable	482,306	(125,645)
Prepaid expenses and other current assets	199,187	(190,916)
Accounts payable	32,410	(63,756)
Accrued expenses	(112,955)	(68,144)
Accrued interest – related party	—	(14,679)
Deferred revenue	241,201	62,033

Net cash provided (used) by operating activities	137,025	(123,293)

Cash flows from investing activities:
Purchase of property and equipment	(88,844)	—

Net cash used by investing activities	(88,844)	—

Cash flows from financing activities:
Payments on note payables	(184,305)	(17,638)
Repayments of note payable – related party	—	(111,105)
Net cash used by financing activities	(184,305)	(128,743)

Net decrease in cash and cash equivalents	(136,124)	(252,036)
Cash and cash equivalents, beginning of period	444,542	403,863
Cash and cash equivalents, end of period	$308,418	$151,827

Supplemental disclosures of cash flow information:
Interest paid	$229,541	$285,226
Federal income taxes paid	—	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business

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

Revenue Recognition

The Company recognizes revenues associated with its software products in accordance with the provisions of the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 985 – 605, “Software Revenue Recognition”.

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

In certain instances, we license our software products under non-exclusive, non-transferable license agreements. For agreements that do not require significant production, modification or customization, revenue is recognized when the license agreement has been signed, the software product has been delivered, the related fee is fixed or determinable and collection of such fee is probable.  For agreements that involve services essential to the functionality of the software, revenue would be considered professional services and revenue would be recognized when services have been provided on percentage of completion basis.

For license agreements that include a separately identifiable fee for contracted maintenance services, such maintenance revenues are recognized on a straight-line basis over the life of the maintenance agreement noted in the term, but following any installation period of the software.

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

FASB ASC Topic No. 350 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for either the quarter ended September 30, 2010 or the year ended March 31, 2010.

Goodwill is classified as Level 3 within the fair value hierarchy.

Convertible Debt Financing – Derivative Liabilities

The Company reviews the terms of its convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options, that are required to be bifurcated and accounted for separately as a derivative financial instrument.  In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.  Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. As of September 30, 2010 and March 31, 2010, the Company did not have any derivative instrument liabilities.

Stock Options

The Company follows the guidance cited in ASC Topic No. 718, “Compensation – Stock Compensation”, to account for its stock options. ASC Topic No. 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Stock-based compensation expense recognized under ASC Topic No. 718, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances, for the six months ended September 30, 2010 was $72,638 and $101,403 for the six months ended September 30, 2009, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances.

ASC Topic No. 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the six months ended September 30, 2010 and September 30, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures as explained below.

Upon adoption of ASC Topic No. 718, the Company continued to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. In determining the compensation cost of the options granted, as specified by ASC Topic No. 718, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model. The weighted average assumptions used in the calculations for the options granted in the six months ended September 30, 2009 included a risk-free interest rate of ..9%, expected life of options granted  is ten years, expected volatility is 208%, expected dividend yield of zero, and expected forfeiture rate of 30%. There were 25,000 options granted during the six months ended September 30, 2010.  There were 800,000 options granted during the six months ended September 30, 2009. The weighted average assumptions used in the calculations for the options granted in the six months ended September 30, 2010 included a risk-free interest rate of 2.35%, expected life of options granted  is ten years, expected volatility is 117%, expected dividend yield of zero, and expected forfeiture rate of 30%.

As of September 30, 2010, there was approximately $19,212 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a period of two years.

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

The following potential common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive (options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion). The weighted-average common stock equivalents as of September 30, 2010 and 2009 are as follows:

	September 30,
	2010	2009

Options outstanding under the Company’s stock option plans	6,571,832	7,745,720
Options outstanding outside the Company’s stock option plans	580,000	1,160,000
Warrants outstanding in conjunction with private placements	7,539,364	2,888,201
Warrants outstanding as a financing cost for notes payable
and convertible notes payable	3,599,976	2,888,201
Warrants outstanding for services rendered and litigation settlement	200,000	200,000
Convertible Series B preferred stock outstanding (a)	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion ratio of one share of Series B preferred stock for one share of common stock.

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

Three of our customers accounted for 61%, 10% and 9% of our net revenues for the six months ended September 30, 2010. Two of our customers accounted for 59% and 12% of our net revenues for the six months ended September 30, 2009.

At September 30, 2010, amounts due from four of our customers accounted for 38%, 19%, 13% and 10% of accounts receivable. At September 30, 2009, amounts due from five of our customers accounted for 36%, 12%, 12%, 12% and 10% of accounts receivable.

Recent Accounting Pronouncements

There have been no additional accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, that are material, or potentially material, to the Company’s financial statements.

Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carryforwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2010 and March 31, 2010, a valuation allowance has been established to fully offset deferred tax assets.

The Company has computed the tax provision for the six months ended September 30, 2010 in accordance with the provisions of ASC 740-Income Taxes and ASC 270-Interim Reporting.  The Company has estimated that its effective tax rate for US purposes will be 0% for 2010, and consequently, recorded zero income tax benefit for the six months ended September 30, 2010.

At September 30, 2010, the Company had approximately $28 million of net operating loss carryforwards for U.S. purposes.  These loss carryforwards will expire from 2020 through 2030 if not utilized.

The Company records expense and penalties related to unrecognized tax benefits as income tax expense, and there is no liability accrued for the payment of interest and penalties as of September 30, 2010 and March 31, 2010, respectively. The Company recognized no benefits for uncertain positions during the six months ended September 30, 2010, and there are no unrecognized tax positions that may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits.

3.	Property and Equipment

Property and equipment as of September 30, 2010 and March 31, 2010 consisted of the following:

	September 30, 2010	March 31, 2010
Furniture and fixtures	$99,535	$99,535
Office and telephone equipment	182,275	182,275
Computer equipment	808,037	747,631
Computer software	1,299,536	1,271,098
Leasehold improvements	64,733	64,733
	2,454,116	2,365,272
Less accumulated depreciation and amortization	(2,271,596)	(2,195,476)
Total	$182,520	$169,796

Depreciation and amortization expense for the three months ended September 30, 2010 and 2009 was $46,322 and $39,018, respectively.  Depreciation and amortization for the six months ended September 30, 2010 and 2009 was $76,119 and $82,663, respectively.

4.	Bank Credit Line and Long-Term Debt

At September 30, 2010 and March 31, 2010, the Company’s bank credit line and long-term debt consisted of the following:

	September 30, 2010	March 31, 2010

Bank credit line	$-	$-
Bank term loan	805,556	972,222
Notes payable –related party	3,092,245	3,092,245
Notes payable –equipment	—	17,639
Unamortized debt discount	(477,209)	(543,736)
Total secured notes payable and bank debt	3,420,592	3,538,370
Total long-term debt	3,420,592	3,538,370
Less: Current portion of long-term debt	569,444	350,972
Bank credit line and long-term debt, net of current portion	2,851,148	3,187,398

Revolving Bank Credit Line and Term Loan

On February 9, 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) and related agreements and documents providing for a senior credit facility comprised of a revolving line of credit and a term loan (the “Credit Facility”). Pursuant to the Loan Agreement, the Company has granted SVB a security interest in all of its assets, whether now owned or hereafter acquired, including but not limited to, all accounts receivable, copyrights, trademarks, licenses, equipment and all proceeds from such collateral. The initial maximum availability under the revolving line of credit (the “Revolver”) was $250,000 and increased to $1,000,000 on July 1, 2010. The maturity date of the Revolver was February 8, 2011. The Revolver accrued interest at an annual rate equal to the higher of (i) 1.25% above SVB’s prime rate or (ii) 5.25% and is payable monthly. No principal payments are due on the Revolver until its maturity date. Subject to the commitment limits described above, the Company could borrow up to eighty percent (80%) of its eligible accounts receivable subject to a number of exceptions. The Company will use the proceeds from the Revolver for general corporate purposes. As of September 30, 2010, the Company had zero borrowings on the revolving line of credit. The amount originally borrowed under the term loan (the “Term Loan”) was $1,000,000 and the amount outstanding was $805,556 at September 30, 2010 and $972,222 at March 31, 2010. The maturity date of the Term Loan was February 9, 2013. The Term Loan accrued interest at the fixed annual rate of 6.50% and is payable monthly. Principal payments on the Term Loan were scheduled to be made in thirty six equal monthly installments. If an event of default occurs and is continuing, the interest rates on the Revolver and the Term Loan will increase by 5.00% on an annualized basis.

The Credit Facility required that the Company comply with financial covenants for an adjusted quick ratio and a fixed charge coverage ratio, as defined. As of September 30, 2010, the Company was not in compliance with its financial covenants and certain other covenants under the Loan Agreement.  The Company entered into a series of forbearance agreements with SVB addressing such non-compliance.  Further, SVB has recently waived the events of default arising out of such non-compliance in connection with entering into an amended and restated loan agreement with the Company (See “Note 8-Subsequent Events”).

Notes Payable – Related Parties

Through a series of negotiated agreements, the Company has executed and delivered, and is currently indebted under, (i) a promissory note (the “Nicholson Refinance Note”) payable to John L. Nicholson, an outside director of the Company, and (ii) a promissory note (the “Ramey Refinance Note”) payable to Charles E. Ramey, the Chairman and CEO of the Company.  The original proceeds from the Nicholson Refinance Note and the Ramey Refinance Note (collectively, the “Refinance Notes”) were used to refinance certain debt of the Company and for other corporate purposes.

The terms of the Nicholson Refinance Note are as follows:

•	Current principal balance is $2,295,000.
•	The maturity date is January 1, 2014.
•	Annual interest rate is twelve percent (12%) but will reduce down to ten percent (10%) if the principal balance is reduced below $1,905,000.
•	Interest is payable monthly.
•	No principal payments required until the maturity date.

The terms of the Ramey Refinance Note are as follows:

•	Current principal balance is $792,245.
•	The maturity date is January 1, 2014.
•	Annual interest rate is ten percent (10%).
•	Interest is payable monthly.
•	No principal payments required until the maturity date.

The Refinance Notes are expressly subject to the terms and provisions of the Amended and Restated Subordination Agreement among SVB, Messrs. Nicholson and Ramey, and the Company that was entered into as of October 27, 2010 in connection with closing the New Credit Facility (the “Subordination Agreement”).  The Subordination Agreement provides, among other things, that no payments on the Refinance Notes other than regular scheduled non-default interest payments are permitted without the consent of SVB unless and until the New Credit Facility is paid in full and terminated.

The Refinance Notes were originally issued pursuant to a Note Purchase Agreement between the Company and Messrs. Nicholson and Ramey dated August 13, 2008 that remain in effect.  The Refinance Notes are secured by a Security Agreement, dated August 13, 2008, by and between the Company and Messrs. Nicholson and Ramey, pursuant to which the Company granted Messrs. Nicholson and Ramey a security interest in all its personal property, whether now owned or hereafter acquired, including but not limited to, all accounts receivable, copyrights, trademarks, licenses, equipment and all proceeds as from such collateral.  Pursuant to the Subordination Agreement, this security interest will remain junior to SVB’s security interest under the New Credit Facility as long as such facility remains in place.

       Note Payable Equipment

 In August 2007, the Company entered into a note payable with an equipment vendor to purchase new telephone equipment for $105,835. The note bears a 10.68% per annum interest rate, is secured by the equipment and was due in 36 equal monthly installments of $3,418. As of March 31, 2010, the outstanding balance on this note payable was $17,639, and has been paid in full in FY2011.

Payment Table

Future minimum payments under our loan agreements affected for the subsequent modifications of our loan agreement with SVB and notes payable at September 30, 2010 were as follows:

Fiscal Year Ended March 31,	Amount

2011	$486,111
2012	166,667
2013	152,778
2014	3,092,245

$3,897,801

Expiration of Private Placement Liability

During the quarter ended September 30, 2010, the Company recorded a non-cash event when it released a $66,000 accrual due to the expiration of a liability that arose in connection with a prior private placement of securities.

5.	Commitments and Contingencies

Leases

The Company leases an office in Sugar Land, Texas under an operating lease agreement that expires in July 2012. Rent expense for the three months ended September 30, 2010 and September 30, 2009 was $101,519 and $101,006, respectively.  Rent expense for the six months ended September 30, 2010 and September 30, 2009 was $191,059 and $190,321, respectively.

Future minimum lease payments under operating leases at September 30, 2010 were as follows:

Fiscal Year Ended March 31,	Amount

2011	$176,156
2012	355,444
2013	119,003

$650,603

6.	Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 authorized shares of $0.0001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

Convertible Series B Preferred Stock

The Company has 700,000 shares authorized, 109,933 shares issued and outstanding, of $0.0001 par value convertible Series B preferred stock. The Series B preferred stock has a liquidation preference of $3.75 per share and carries a 10% cumulative dividend payable each March 1 and September 1, as and when declared by the Board of Directors. The Series B preferred stock is convertible upon issuance into common stock at $3.75 per share. The Company has the right to redeem the Series B preferred stock at any time after issuance at a redemption price of $4.15 per share, plus any accrued but unpaid dividends.

At September 30, 2010, and March 31, 2010, there were accumulated, undeclared dividends in arrears of $396,652 and $376,312, respectively.

Stock Options

In August 1999, the Company implemented its 1999 Stock Option Plan (the “1999 Plan”). In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”), which amends and restates the 1999 Plan.  As of September 30, 2010, the maximum aggregate number of shares which may be granted under the 2000 Plan was 9,500,000. Under the 2000 Plan, the exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of grant. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting.

During the six months ended September 30, 2010, the Company granted 25,000 stock options.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
	Shares	Weighted- Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding, March 31, 2010	7,845,720	$0.63	1,160,000	$1.02
Granted	25,000	$0.19
Forfeited/canceled	(1,298,888)	$0.52	(580,000)	$1.02
Outstanding, September 30, 2010	6,571,832	$0.65	580,000	$1.02
Exercisable, September 30, 2010	6,008,501	$0.71	580,000	$1.02

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at September 30, 2010 were 5.50 years and $0.68, respectively. The exercise prices for the options outstanding at  September 30, 2010 ranged from $0.15 to $6.25 per share, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Weighted- Average Exercise Price of Options Exercisable

$0.15 – 0.80	5,023,998	4,588,999	6.19 years	$0.49	$0.51
$0.81 – 1.35	1,714,834	1,714,834	3.88 years	$0.93	$0.93
$1.36 – 6.25	413,000	413,000	3.25 years	$2.13	$2.13
	7,151,832	6,716,833

Common Stock Grants

During the three months ended September 30, 2010, the Company granted 43,807 shares of common stock (at $0.19 per share based on the closing price of the common stock on the grant date), to its outside directors pursuant to the Company’s Outside Director Compensation Plan. The Company expensed $8,323 related to these grants in the three months ended September 30, 2010 and $16,648 related to these grants in the six months ended September 30, 2010. These grants were made under the 2000 Plan.

During the six months ended September 30, 2010, the Company granted 41,625 shares of common stock (at $0.20 per share based on the closing price of the common stock on the grant date) and 43,807 shares of common stock (at $0.19 per share based on the closing price of the common stock on the grant date) to its outside directors pursuant to the Company’s Outside Director Compensation Plan. The Company expensed $8,325 related to these grants in the three months ended September 30, 2010 and $16,648 related to these grants in the six months ended September 30, 2010. These grants were made under the 2000 Plan.

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

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with applicable U.S. GAAP.  This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  In general, nonfinancial assets including goodwill and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.

7.	Liquidity

While the Company incurred a moderate increase in its operating expenses to support the growth of the Company, the Company experienced a decrease in revenues caused by a timing difference on the start of a consulting agreement. Due to our prior history of experiencing negative cash flow from operations and the debt financing that we put in place to cover this historical negative cash flow, as of September 30, 2010, we have approximately $3.1 million of debt coming due January 1, 2014 and another $0.8 million of debt callable at the end of the forbearance period.  In connection with entering into an amended and restated loan agreement with SVB, the Company repaid $0.4 million of this debt using its cash on hand and borrowings under a new accounts receivable line of credit, leaving $0.4 million payable ratably through February 2013. (See “Note 8-Subsequent Events”).  While we expect to be able to fund our operations and build enough cash to pay off this debt from our cash flow, if that is not the case, our long term viability will again depend on our ability to obtain adequate sources of debt or equity funding to fund the continuation of our business operations and to ultimately achieve adequate profitability and cash flows to sustain our operations. We will need to increase revenues from transaction and subscription based software license contracts and professional services agreements and software licenses to become profitable.

8.	Subsequent Event

Effective as of October 27, 2010, the Company entered into an Amended and Restated Loan and Security Agreement (the “New Loan Agreement”) with SVB and related agreements and documents providing for a senior credit facility comprised of an asset-based accounts receivable line of credit (the “A/R Line of Credit”) and a term loan (the “New Credit Facility”).  The New Loan Agreement amends and restates the Loan Agreement (also referred to herein as the “Prior Loan Agreement”) in its entirety.

In connection with the closing of the New Loan Agreement, the Company repaid $402,750 of the outstanding principal amount of the term loan provided by SVB under the Prior Loan Agreement (the “Prior Term Loan”), leaving a principal balance of $402,750 on such term loan that is provided under and governed by the New Loan Agreement (the “Refinanced Term Loan”).  The maturity date of the Refinanced Term Loan is February 1, 2013.  The Refinanced Term Loan accrues interest at the fixed annual rate of 7.00% and is payable monthly.  Principal payments on the Refinanced Term Loan will be made in twenty eight (28) equal monthly installments beginning on November 1, 2010.  The Company used its cash on hand and borrowings under the A/R Line of Credit to fund the partial repayment of the Prior Term Loan.

The maximum availability under the A/R Line of Credit is $1,000,000.  The maturity date of the A/R Line of Credit is February 8, 2011.  The following finance charges and handling fees apply to the A/R Line of Credit:

•	A finance charge equal to 1.25% above SVB’s prime rate will be applied to the full face amount of the financed receivables.

•
An additional collateral handling fee equal to 0.25% per month will applied to the full face amount of the financed receivables.  This collateral handling fee will reduce to 0.10% per month if the Company’s “adjusted quick ratio” is greater than 1.30 at all times during an applicable testing month, with such reduction being effective for the calendar month which is two months after such testing month and where the “adjusted quick ratio” equals (A) cash on hand plus the amount of all eligible accounts divided by (B) current liabilities minus deferred revenue minus the portion of subordinated debt that constitutes current liabilities.

For periods where the Company’s adjusted quick ratio is less than 1.30, it will be subject to the higher collateral handling fee, yielding an indicative annual interest rate on the A/R Line of Credit of approximately 10.31% based on the current SVB prime rate.  For periods where the collateral handling fee is reduced as discussed above, the Company’s indicative annual interest rate on the A/R Line of Credit would be approximately 8.06% based on the current SVB prime rate.  The finance charges and collateral handling fees for a particular financed receivable are due when the advance made on such financed receivable becomes due (as discussed below).

An advance for a particular financed receivable under the A/R Line of Credit is required to be repaid on the earlier to occur of (i) the date on which payment is received on such financed receivable, (ii) the date on which such financed receivable is no longer an eligible account, (iii) the date on which any adjustment is asserted to such financed receivable (but only to the extent of the adjustment if such financed receivable remains otherwise an eligible account), (iv) the date on which there is a breach of certain warranties or representations set forth in the New Loan Agreement related to such financed receivable, or (v) the maturity date of the A/R Line of Credit.

Subject to the commitment limits described above, the Company can borrow up to eighty percent (80%) of its eligible accounts receivable subject to a number of exceptions that include, but are not limited to, receivables that remain unpaid more than 90 days from the invoice date and receivables for work performed that have not yet been invoiced.  Under certain circumstances, SVB can, in its discretion, decrease the 80% cap, adjust the eligibility criteria to be more stringent and/or elect not to make an advance on a particular receivable.  The Company will use the proceeds from the A/R Line of Credit for general corporate purposes.

The New Credit Facility requires that the Company comply with one financial covenant.  That covenant requires that the Company meets the following minimum EBITDA requirements (where “EBITDA” is defined as earnings before expenses relating to interest, taxes, depreciation and amortization in accordance with GAAP, plus equity-based compensation expense):

•
The Company’s EBITDA for the month ending August 31, 2010 shall be at least one hundred twenty five percent (125%) of the Company’s projected performance for such month as outlined in the Company’s business plan submitted to SVB (the “Company Plan”).

•
For the two months ended September 30, 2010, the Company’s EBITDA shall be at least seventy five percent (75%) of the Company’s projected performance for such two (2) month period as outlined in the Company Plan.

•
As of each subsequent month beginning with the month ending October 31, 2010, the Company’s EBITDA for the three (3) months ending on such measurement date shall be at least seventy five percent (75%) of the Company’s projected performance for such three (3) month period as outlined in the Company Plan. The indebtedness owed under the New Credit Facility will be fully secured by a perfected first priority security interest in favor of SVB in all of the Company’s assets, including its cash, accounts receivable, inventory, equipment, intellectual property rights and contract rights.

Borrowing under the A/R Line of Credit will be conditioned on (i) all representations and warranties contained in the New Loan Agreement being true as of the date of the borrowing request and (ii) no “event of default” having occurred and be continuing or resulting from the requested advance.  The New Loan Agreement contains a number of representations and warranties, including, but not limited to, those pertaining to due organization and existence, collateral, accounts receivable, litigation, the Company’s financial statements, solvency, regulatory compliance, investments, taxes and use of proceeds.  The New Loan Agreement also contains a number of affirmative covenants, including, but not limited to, those pertaining to due organization and existence, government approvals, delivery of financial statements and other certificates, reports and other information, insurance, bank accounts, intellectual property rights, litigation and audit rights.  The New Loan Agreement also contains a number of negative covenants, including, but not limited to, those pertaining to disposition of assets, changes in business and senior management, mergers and acquisitions, cash dividends, investments, transactions with affiliates, subordinated debt and regulatory compliance.

The New Loan Agreement specifies a number of “events of default,” including, but not limited to, payment defaults, the occurrence of a material adverse change, legal attachment to collateral, insolvency, cross-defaults with other agreements, judgments, misrepresentations, and the occurrence or assertion that the New Credit Facility is not senior to any subordinated debt.  In addition, a breach of any of the covenants, representations and warranties, or other provisions of the New Loan Agreement will constitute an event of default, with some of such breaches having a 10-30 day cure period and other breaches (including the financial covenant, the negative covenants and affirmative covenants relating to taxes, insurance, bank accounts and financial statement and other information delivery requirements) having no cure period.  As long as an event of default occurs and is continuing, the interest rates on the A/R Line of Credit and the Refinanced Term Loan will increase by 5.00%.

In addition, pursuant to the New Loan Agreement, SVB waived the following events of default under the Prior Loan Agreement: (i) the Company’s violation of Section 6.7(a) of the Prior Loan Agreement for the April 2010, May 2010, June 2010, July 2010 and August 2010 measuring periods, (ii) the Company’s violation of Section 6.7(b) of the Prior Loan Agreement for the May 2010, June 2010, July 2010 and August 2010 measuring periods, and (iii) the Company’s violations of Section 7.9 and 8.9 of the Prior Loan Agreement and Section 3 of the subordination agreement (entered into in connection with the Prior Loan Agreement), for making interest payments to its subordinated creditors during the period in which the events of default described in clauses (i) and (ii) of this Section 12.13 had occurred and were continuing, through the effective date of the New Loan Agreement.

In consideration of the New Credit Facility, the Company has paid or agreed to pay the following fees to SVB: (1) an upfront cash fee of $2,500 payable at the closing plus (2) an early termination fee of $14,027.50 if the New Loan Agreement is terminated by the Company prior to February 8, 2011 (or if SVB terminates the New Loan Agreement before such date after the occurrence of an event of default).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

C$Money Transaction

During the quarter ended September 30, 2010, the Company concluded that it would not be able to record the effects of the transactions contemplated by the Strategic Alliance Agreement with C$ cMoney, Inc. (“C$Money”) discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 in fiscal 2011 or at any time thereafter.  The Company and C$ Money have since rescinded the Strategic Alliance Agreement and other agreements entered into in connection therewith.

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

In certain instances, we license our software products under non-exclusive, non-transferable license agreements. For agreements that do not require significant production, modification or customization, revenue is recognized when the license agreement has been signed, the software product has been delivered, the related fee is fixed or determinable and collection of such fee is probable.  For agreements that involve services essential to the functionality of the software, revenue would be considered professional services and revenue would be recognized when services have been provided on percentage of completion basis.

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

FASB ASC Topic No. 350 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for either the six months ended September 30, 2010 or the year ended March 31, 2010.

Goodwill is classified as Level 3 within the fair value hierarchy.

Concentrations of Credit Risk

We extend credit to our customers and perform ongoing credit evaluations of our customers. We do not obtain collateral from our customers to secure our accounts receivables. We evaluate our accounts receivable on a regular basis for collectability and provide for an allowance for potential credit losses as deemed necessary.

Three of our customers accounted for 61%, 10% and 9% of our net revenues for the six months ended September 30, 2010. Two of our customers accounted for 59% and 12% of our net revenues for the six months ended September 30, 2009.

At September 30, 2010, amounts due from four of our customers accounted for 38%, 19%, 13% and 10% of accounts receivable. At September 30, 2009, amounts due from five of our customers accounted for 36%, 12%, 12%, 12% and 10% of accounts receivable

Results of Operations

The results of operations reflected in this discussion include our operations for the three and six month periods ended September 30, 2010 and 2009.

Revenues

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Software transactional and subscription revenues	$586,765	$518,725	13%	$1,085,982	$1,039,968	4%
Software maintenance revenues	140,866	208,488	-32%	285,188	420,859	-32%
Professional service revenues	977,267	1,359,976	-28%	1,700,066	2,634,823	-35%
Total revenues	$1,704,898	$2,087,189	-18%	$3,071,236	$4,095,650	-25%

We generate revenues from (a) licensing and supporting software with fees due on a transactional or subscription basis (b) licensing software with fees due on the grant of the license and delivery of the software, (c) providing maintenance, enhancement and support for previously licensed products, and (d) providing professional services.

Revenues decreased for the three and six months ended September 30, 2010, by 18% and 25%, respectively, as compared to the same periods ended September 30, 2009.  For the three and six months ended September 30, 2010, (i) professional services revenue decreased by 28% and 35%, respectively, primarily due to the timing of the completion of certain professional services contracts and the start of new contracts, (ii) software maintenance revenues decreased 32% and 32%, respectively, due to the non-renewal of certain maintenance agreements, (iii)  software transactional and subscription revenue increased by 13% and 4%, respectively, due to the addition three new customers and increased transactions of larger customer, all as compared to the same periods ended September 30, 2009.  We expect our transactional revenue to grow as more of our current customers, along with new customers, begin to run more of their business through our software products.

Cost of Revenues

Costs of revenues include the cost of other third party software resold in connection with our software and personnel costs associated with our software, maintenance, support, training and installation services. Cost of revenues for the three months ended September 30, 2010 decreased by $84,052, or 13%, to $586,266 as compared to $670,318 for the prior period.  Cost of revenues for the six month ended September 30, 2010 decreased by $154,166, or 11.4%, to $1,192,523 as compared to $1,346,689 for the prior year period. This decrease was primarily due to a decrease of $22,000 and $70,000 in the cost of third party software purchased for resale for the three and six months ended September 30, 2010, respectively, and a decrease of $40,000 and $102,000 in outside consulting labor costs for the three and six months ended September 30, 2010, respectively, due to reduction in professional services performed.

Operating Expenses

Total operating expenses for the three months ended September 30, 2010, increased by $20,580, or 2%, to $1,307,638 as compared to $1,287,058 for the prior year period. Total operating expenses for the six months ended September 30, 2010 increased by $219,010, or 9%, to $2,596,592 as compared to $2,377,582 for the prior year period.

General and administrative expenses for the three months ended September 30, 2010 increased by $4,189, or 1%, as compared to prior year period due to an $80,000 increase in payroll due to salary increase, overlap of positions and a severance payment, partially offset by a $38,000 decrease in bonus and accounting accruals and a $34,000 decrease in stock-based compensation.  General and administrative expenses for the six months ended September 30, 2010 increased by $177,411, or 13%, as compared to the prior year period primarily attributable to a $101,000 increase in general and administrative personnel expenses, a $93,000 increase in legal expense associated with the Company’s delisting issues, a $40,000 increase in outside consultant expense, partially offset by a $29,000 decrease in stock-based compensation expense.

Research and development expenses for the three and six months ended September 30, 2010 increased by $35,512 and $65,082, respectively, as compared to the prior year periods due to increases in personnel and outside services.  Sales and marketing expenses for the three and six months ending September 30, 2010 decreased by $26,425 and $16,398, respectively, as compared to prior year periods due to a decrease in salary expenses.

In our effort to promote our brand name, increase our client base and expand our relationship with existing clients, we expect our operating expenses in both research and development and sales and marketing to increase.

Our depreciation and amortization expense for the three months ended September 30, 2010 increased by $7,304, or 18.7%, as compared to the prior year period due to the purchase of additional equipment and from the correction of lives of leasehold improvements.  Depreciation and amortization for the six months ended September 30, 2010 decreased by $6,545, or 7.9%, due to a number of our property and equipment items attaining a fully depreciated state during the fiscal year.

Other Expenses

Other expenses, including interest expense and financing costs, for the three months ended September 30, 2010 decreased by $199,303, or 70%, to $85,260 as compared to $284,563 for the prior year period.  Other expenses, including interest expense and financing costs, for the six months ended September 30, 2010 decreased by $320,501, or 58.3%, to $229,541 as compared to $550,042 for the prior year period. The decrease was primarily due to the effects of the restructuring of the related party notes on interest expense and the release of a $60,000 accrual of interest associated with debt.

Net Loss

Net loss for the months ended September 30, 2010 increased by $119,516 to a net loss of $274,266 as compared $154,750 for the prior year period.  Net loss for the six months ended September 30, 2010 increased by $768,757, to a net loss of $947,420 as compared to a net loss of $178,663.  For details related to this loss see the preceding discussions related to revenues, cost of revenues, operating expenses and other income sections above.

Liquidity and Capital Resources

While the Company incurred a moderate increase in its operating expenses to support the growth of the Company, the Company experienced a decrease in revenues caused by a timing difference on the start of a consulting agreement. Due to our prior history of experiencing negative cash flow from operations and the debt financing that we put in place to cover this historical negative cash flow, as of September 30, 2010, we have approximately $3.1 million of debt coming due January 1, 2014 and another $0.8 million of debt callable at the end of the forbearance period.  In connection with entering into an amended and restated loan agreement with SVB, the Company repaid $0.4 million of this debt using its cash on hand and borrowings under a new accounts receivable line of credit, leaving $0.4 million payable ratably through February 2013. (See “Note 8-Subsequent Events”).

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

Cash and cash equivalents decreased by $198,829 to $308,418 at September 30, 2010 from $507,247 at June 30, 2010.  Cash provided by operating activities was $137,025 for the six months ended September 30, 2010 compared to $123,293 used by operating activities for the same period in the prior fiscal year.

Investing activities used $88,844 in the six months ended September 30, 2010 compared to no cash used by investing activities for the same period in the prior fiscal year.

Financing activities used cash of $184,305 in the six months ended September 30, 2010 as compared to $128,743 of cash used by financing activities in the six months ended September 30, 2009.

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

     As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, management identified a material weakness in our internal control over financial reporting, which is an integrated component of our disclosure controls and procedures.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim will not be prevented or detected on a timely basis.   Specifically our management concluded that at March 31, 2010, there was a material weakness regarding the calculation of stock option values based on terms other than those listed.  This material weakness resulted in errors in the Company’s accounting and disclosures for shareholders’ equity and share-based compensation expense and resulted in the restatement of the financial statements for the fiscal years ended March 31, 2007, 2008 and 2009. We have since developed and implemented new procedures to remediate this material weakness.  Specifically, we have created a new procedure to quarterly review accounting estimates for all equity transactions.  These procedures will be documented internal controls and will be reviewed annually.  These procedures were utilized in connection with the stock option grants made during the three months ended September 30, 2010, and we believe that as of September 30, 2010, this material weakness no longer exists.

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

 Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

       Item 3.          Defaults Upon Senior Securities

As of September 30, 2010, the Company was in default under its Credit Facility with SVB as a result of failing to comply with the financial covenants and certain other covenants of the Loan Agreement.  The Company entered into a series of forbearance agreements with SVB addressing such non-compliance.  Further, SVB has recently waived the events of default arising out of such non-compliance in connection with entering into an amended and restated loan agreement with the Company (See “Note 8-Subsequent Events”).

Item 5.         Other Information

None.

Item 6.         Exhibits

Listed below are the exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description of Document

10.1
Forbearance to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated September 20, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 24, 2010).

10.2
Forbearance to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated September 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 6, 2010).

10.3
Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated as of October 27, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 2, 2010).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer or person performing similar functions.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer or person performing similar functions.
________
*Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 15, 2010

US DATAWORKS, INC.

By	/ s/ Charles E. Ramey
Charles E. Ramey
Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1
Forbearance to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated September 20, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 24, 2010).

10.2
Forbearance to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated September 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 6, 2010).

10.3
Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated as of October 27, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 2, 2010).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer or person performing similar functions.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer or person performing similar functions.
________
*Filed herewith