Form 10-K/A
period 2010-03-31
US DATAWORKS INC
filed 2011-02-22
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
5 th Floor
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

EXPLANATORY NOTE

US Dataworks, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amended Report”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the Commission on June 29, 2010 (the “Original Report”).  The purpose of this Amended Report is to provide the Company's amended and restated financial statements for the fiscal year ended March 31, 2010 and the comparative period ended March 31, 2009 (the "Restated March 2010 Financial Statements").

On January 21, 2011, the Company's Audit Committee concluded that the Company's previously filed financial statements for the Company's fiscal year ended March 31, 2010 could no longer be relied upon because of an error in such financial statements related to the Company's accounting for a software license sold during the quarter ended March 31, 2010 (the "License").

The Company recognized all of the license fee revenue associated with the License in March 2010 when the license agreement was executed and the software was provided to the customer. In November 2010, the Company entered into a separate service agreement with the customer. However, the original accounting did not consider the impact of essential services which are common for such software to meet the customer's intended use. Therefore, the Company has determined that the software license fee revenue should have been recognized over the period the professional services are rendered.

The Restated March 2010 Financial Statements and other financial information included in this Amended Report have been restated accordingly.  For more information concerning the restatement, see Note 11 to Financial Statements included in this Amended Report.

Except for the Restated March 2010 Financial Statements, this Amended Report does not amend the Original Report in any way and does not modify or update any disclosures contained in the Original Report, including disclosures contained  in the Restated March 2010 Financial Statements  that were not affected by the error addressed by the restatement.  This Amended Report speaks only as of June 29, 2010 and does not reflect events occurring after such date.  In addition, this Amended Report does not include any items that were not affected by the restatement.  Accordingly, this Amended Report should be read in conjunction with the Original Report.

US DATAWORKS, INC.

TABLE OF CONTENTS

2010 FORM 10-K/A

		Page
PART I

Item 1A.	Risk Factors	4

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 8.	Financial Statements and Supplementary Data	13
Item 9A.	Controls and Procedures	38

Part IV
Item 15.	Exhibits, Financial Statement Schedules	39

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

All references to “US Dataworks,” “we,” “us,” or “our” means US Dataworks, Inc.

MICRworks™, Clearingworks ® , Returnworks™, and Remitworks™ are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

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

We have incurred losses for the last three fiscal years ended March 31, 2009. While we achieved positive cash flow and net income in fiscal 2010, that may not continue in the future. As of March 31, 2010, our accumulated deficit was $65,110,784. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

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

The market for our common stock is subject to the penny stock regulations and restrictions, which could impair liquidity and make trading difficult .

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

PART II

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

Restatement

As more fully discussed in Note 10 of our financial statements, we have restated our previously issued financial statements for fiscal years 2007, 2008 and 2009 and the related quarters within those fiscal years.  The discussion and analysis (MD&A) reflect these adjustments and should be read in conjunction with the financial statements and footnotes in Item 8 of this Report. See also “ Item 9B. Other Information .”

As more fully discussed in Note 11 of our financial statements, on January 21, 2011, our management determined that the Company’s recognition of license fee revenue associated with the License sold in March 2010 when the license agreement was executed and the software was provided to the customer was done in error.  In November 2010, the Company entered into a separate service agreement with the customer.  However, the original accounting did not consider the impact of essential services from that agreement which are common for such software to meet the customer’s intended use.  Therefore, the Company has determined that the software license fee revenue should have been recognized over the period the professional services are rendered. As a result, the license fee was fully deferred and will be recognized over the period the professional services are rendered, which commenced in the third quarter of fiscal 2011.

To reflect this correction, we restated the financial statements as of March 31, 2010.  The restatement had no impact on prior periods.

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

The Company licenses its software on a transactional or a subscription fee basis. In these arrangements, the customer is charged a fee based upon the number of items processed by the software and the Company recognizes revenue as these transactions occur. The transaction fee also includes the provision of standard maintenance and support services as well as product upgrades should such upgrades become available.  If professional services that are essential to the functionality of the software are provided in connection with the installation of the software licensed, revenue is recognized when these services have been provided on a percentage of completion basis.

In certain instances, we license our software products under non-exclusive, non-transferable license agreements that involve services essential to the functionality of the software.  License revenue is recognized when services have been provided on the percentage of completion basis.

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

Two of our customers, the Federal Reserve Bank of Cleveland and American Express, accounted for 61% and 11% respectively, of our net revenue for the year ended March 31, 2010. Three of our customers, American Express, the Federal Reserve Bank of Cleveland, and Regulus, accounted for 47%, 22%, and 9%, respectively, of our net revenue for the year ended March 31, 2009.

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

	For year Ended March 31,
	2010	2009	Change
	(In 000’s)

Software licensing revenues	$31	$246	(87.3)%
Software transactional revenues	2,026	2,158	(6.1)%
Software maintenance revenues	820	892	(8.1)%
Professional service revenues	5,055	4,701	7.5%

Total revenues	$7,931	$7,997	(.8)%

The decrease in transactional revenue was primarily attributable to the loss of two customers one of whom chose to take the processing of their items in-house. The decrease in licensing revenue was due to market conditions surrounding the addition of new customers and the timing of when license fees and related services are recognized.  The increase in professional service revenue was primarily attributable to the ongoing consulting agreement with the Federal Reserve Bank of Cleveland.

Cost of Sales

Cost of sales principally include the costs of our personnel who perform the services associated with our software maintenance, support, training and installation activities, and the cost of third party software sold in conjunction with licenses of our software to convert electronic data into acceptable formats utilized by the Nation’s banking system. Total cost of sales decreased by $62,704, or 2.2%, from $2,885,383, as adjusted for the change in application of accounting policy in fiscal 2009 to $2,822,679 in fiscal 2010. The decrease in cost of sales is due to a decrease in labor costs of $50,000, a decrease in outside consultants’ labor costs of $72,000 offset by an increase of $59,000 in third party software purchased for resale to our customers.

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

Net Loss

Net loss decreased by $1,402,231, or 69.3%, from a net loss of $2,021,452 in fiscal 2009 to a net loss of $619,221 in fiscal 2010.

Liquidity and Capital Resources

Because of our ability to maintain revenue while at the same time reducing general and administrative expenses, we experienced positive cash flow from operations in fiscal years 2010 and in 2009. During the fourth quarter of fiscal year 2010, we obtained a three-year term loan and restructured our notes payable-related party such that $972,222 was due in 35 monthly installments of  $27,778 and $3,092,245 is due January 1, 2014.

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

TABLE OF CONTENTS

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

As discussed in Note 10 and Note 11 to the financial statements, the Company restated its March 31, 2010, 2009, 2008, and 2007 financial statements.

/s/ Ham, Langston & Brezina, LLP

Houston, Texas
June 29, 2010, including Note 10 to the financial statements and except for (i) the “Revenue Recognition” and “Concentration of Credit Risk” disclosure in Note 2, (ii) Note 7 and (iii) Note 11, as to which the date is February 22, 2011.

US DATAWORKS, INC.
BALANCE SHEETS

	March 31, 2010 (as restated) (a)	March 31, 2009 (as restated) (b)
ASSETS
Current assets:
Cash and cash equivalents	$444,542	$403,863
Accounts receivable, trade	1,059,825	845,747
Prepaid expenses and other current assets	307,653	186,578
Total current assets	1,812,020	1,436,188
Property and equipment, net	169,796	305,783
Goodwill, net	4,020,698	4,020,698
Other assets	90,835	194,359

Total assets	$6,093,349	$5,957,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of notes payable	$350,972	$35,279
Deferred revenue	781,330	223,688
Accounts payable	235,077	247,132
Accrued expenses	246,558	199,940
Interest payable – related parties	30,162	38,336
Notes payable – related parties	—	4,203,500
Total current liabilities	1,644,099	4,947,875
Long term Note Payable	638,889	17,639
Long term Note Payable – Related Party, net unamortized discount of $543,736	2,548,509	—
Total long term liabilities	3,187,398	17,639

Total liabilities	4,831,497	4,965,514

Commitments and contingencies

Stockholders’ equity:

Convertible Series B preferred stock, $0.0001 par value; 700,000 shares authorized; 109,933 shares issued and outstanding; $3.75 liquidation preference, dividends of $376,312 and $334,841 in arrears as of March 31, 2010 and 2009, respectively	11	11
Common stock, $0.0001 par value; 90,000,000 shares authorized; 33,103,951 and 32,730,870 shares issued and outstanding as of March 31, 2010 and 2009 , respectively	3,310	3,273
Additional paid-in capital	66,369,315	65,479,793
Accumulated deficit	(65,110,784)	(64,491,563)

Total stockholders’ equity	1,261,852	991,514

Total liabilities and stockholders’ equity	$6,093,349	$5,957,028

(a) Refer to Note 11 to the financial statements.
(b) Refer to Note 10 to the financial statements.

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF OPERATIONS

for the years ended March 31, 2010 and 2009

	2010	2009
	(as restated) (a)	(as restated) (b)

Revenues:
Software licensing revenues	$30,977	$245,931
Software transactional revenues	2,025,794	2,158,409
Software maintenance revenues	819,897	892,171
Professional services revenues	5,055,030	4,700,476

Total revenues	7,931,698	7,996,987

Cost of Sales	2,822,679	2,885,383

Gross Profit	5,109,019	5,111,604

Operating expenses:
Research and development	886,556	841,577
Sales and marketing	947,201	601,340
General and administrative	2,803,220	2,801,265
Depreciation and amortization	149,074	187,443

Total operating expenses	4,786,051	4,431,625

Income from operations	322,968	679,979

Other income (expense):
Financing costs	(242,175)	(348,210)
Interest expense	(178,411)	(2,712,621)
Interest expense – related parties	(521,844)	(333,137)
Other income (expense)	241	71,255
Gain on derivative liabilities	—	621,281

Total other expense	(942,189)	(2,701,432)

Income/loss before provision for income taxes	(619,221)	(2,021,453)

Provision for income taxes	—	—

Net loss	$(619,221)	$(2,021,453)

Basic and diluted income (loss) per share	$(0.02)	$(0.06)

Basic and diluted weighted-average shares outstanding	32,938,983	32,444,764

(a) Refer to Note 11 to the financial statements.
(b) Refer to Note 10 to the financial statements.

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended March 31, 2010 and 2009

	Preferred Stock Convertible Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance, March 31, 2008, as restated	109,933	$11	32,062,962	$3,206	65,157,893	(62,470,110)	2,691,000
Stock based compensation	—	—	667,908	67	321,900	—	321,967
Net loss, as restated	—	—	—	—	—	(2,021,453)	(2,021,453)
Balance at March 31, 2009, as restated (b)	109,933	$11	32,730,870	$3,273	65,479,793	(64,491,563)	991,514

	Preferred Stock Convertible Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance, March 31, 2009, as restated	109,933	$11	32,730,870	$3,273	65,479,793	(64,491,563)	991,514
Warrants issued in exchange for note extension	—	—	—	—	635,567	—	635,567
Stock based compensation	—	—	373,081	37	253,955	—	253,992
Net loss, as restated	—	—	—	—	—	(619,221)	(619,221)
Balance at March 31, 2010, as restated (a)	109,933	$11	33,103,951	$3,310	66,369,315	(65,110,784)	1,261,852

(a) Refer to Note 11 to the financial statements.
(b) Refer to Note 10 to the financial statements.

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF CASH FLOWS
for the years ended March 31, 2010 and 2009

	2010	2009
	(as restated) (a)	(as restated) (b)
Cash flows from operating activities:
Net loss from operating activities	$(619,221)	$(2,021,453)
Adjustments to reconcile net income loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	149,073	187,445
Amortization of deferred financing costs	165,702	595,425
Amortization of discount on notes payable	91,830	1,995,636
Stock based compensation	253,991	321,967
Gain on derivatives	—	(621,281)
Changes in operating assets and liabilities:
Accounts receivable	(214,078)	10,514
Prepaid expenses and other current assets	(121,075)	(40,667)
Deferred revenue	557,642	22,855
Accounts payable	(12,055)	(24,545)
Accrued expenses	46,617	(166,598)
Interest payable – related party	(8,174)	20,148

Net cash provided by operating activities	290,252	279,446

Cash flows used in investing activities:
Purchase of property and equipment	(13,086)	(14,538)

Net cash used in investing activities	(13,086)	(14,538)

Cash flows from financing activities:
Proceeds from related party note	—	3,703,500
Proceeds from bank loan	1,000,000	—
Repayment of note payable — related parties	(1,111,255)	—
Repayment of convertible promissory note	—	(4,000,000)
Repayment of note payable to bank	(27,778)	—
Deferred financing costs	(62,178)	(432,659)
Payments on equipment note payable	(35,276)	(35,279)

Net cash used in financing activities	(236,487)	(764,438)

Net (decrease) increase in cash and cash equivalents	40,679	(499,530)
Cash and cash equivalents, beginning of year	403,863	903,393
Cash and cash equivalents, end of year	$444,542	$403,863

Supplemental disclosures of cash flow information

Interest paid	$510,744	$517,049
Taxes paid	$—	$—

Non-cash financing activities:
Discount upon restructuring of notes payable-related parties	$635,567	$—

(a) Refer to Note 11 to the financial statements.
(b) Refer to Note 10 to the financial statements.

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

2.	Summary of Significant Accounting Policies

Financial Accounting Standards Board (“FASB”) Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 ” (“SFAS 168”). The FASB Accounting Standards Codification TM, (“Codification” or “ASC”) became the source of authoritative Generally Accepted Accounting Principles (‘GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right; rather, these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change (s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 in the second quarter of 2009, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

Revenue Recognition

The Company recognizes revenues associated with its software products in accordance with the provisions of the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 985 – 605, “Software Revenue Recognition”.

The Company licenses its software on a transactional or a subscription fee basis. In these arrangements, the customer is charged a fee based upon the number of items processed by the software and the Company recognizes revenue as these transactions occur. The transaction fee also includes the provision of standard maintenance and support services as well as product upgrades should such upgrades become available.  If professional services that are essential to the functionality of the software are provided in connection with the installation of the software licensed, revenue is recognized when these services have been provided on a percentage of completion basis.

In certain instances, we license our software products under non-exclusive, non-transferable license agreements that involve services essential to the functionality of the software.  License revenue is recognized when services have been provided on the percentage of completion basis.

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

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

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

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

On April 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which is incorporated in ASC Topic No. 820 - 10, “Fair Value Measurements and Disclosures ” .  ASC Topic No. 820 - 10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC Topic No. 820 – 10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC Topic No. 820 – 10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Stock Options

The Company follows the guidance cited in ASC Topic No. 718, “Compensation – Stock Compensation”, ( formerly SFAS 123R, Share-Based Payment ) to account for its stock options. ASC Topic No. 18 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The Company adopted ASC Topic No. 718 using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. Stock-based compensation expense recognized under ASC Topic No. 718, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances, for the years ended March 31, 2010 and March 31, 2009 was $253,992, and $321,967 respectively, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances.

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

As of March 31, 2010, there was approximately $62,943 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a period of 3 years .

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

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

In June 2006, FASB issued FIN 48, “ Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”, which is incorporated in ASC Topic No. 740, “Income Taxes”, which   clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB 109, “Accounting for Income Taxes”.   ASC Topic No. 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of the fiscal year ended March 31, 2010 and 2009, the Company does not have any uncertain tax position meeting the threshold prescribed by ASC Topic No. 740.

Income and Loss per Share

The Company calculates income and loss per share in accordance with FASB ASC Topic No. 260 – 10, “Earnings Per Share” (formerly SFAS No. 128, “Earnings per Share ”).Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Two of our customers, the Federal Reserve Bank of Cleveland and American Express, accounted for 61% and 11%, respectively, of   our net revenue for the year ended March 31, 2010. Three of our customers, American Express, the Federal Reserve Bank of Cleveland and Regulus, accounted for 47%, 22%, and 9%, respectively, of our net revenue for the year ended March 31, 2009.

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

Reclassifications

Certain prior year amounts were reclassified to conform to current year presentation. Such reclassifications had no effect on the balance sheet, prior year net income, or statement of cash flows .

US DATAWORKS INC.

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

On June 26, 2009, the Company again entered into a Note Modification Agreement with the holder of the Other Note that extended the maturity date of the Other Note from December 31, 2009 to July 1, 2010. In consideration of this amendment, the Company paid to the holder of the Other Note a fee of $6,667 in cash on July 1, 2009 .

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

Future minimum lease payments under operating leases at March 31, 2010 were as follows:

Year Ended March 31,	Amount

2011	$350,747
2012	355,444
2013	119,003

$825,194

Notes Payable and Notes Payable- Related party

Future minimum payments under our loan agreements at March 31, 2010 were as follows:

Year Ended March 31,	Amount

2011	$333,333
2012	333,333
2013	305,556
2014	3,092,245

$4,064,467

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

7.	Income Taxes

The tax effects of temporary differences that give rise to deferred taxes at March 31, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets:
United States federal net operating loss carryforwards	$10,064,456	$10,297,779
Effect of state net operating loss carryforwards	40,497	41,014
Accrued liabilities	51,129	26,660
Basis of property & equipment	(5,448)	29,772
Deferred Revenue	265,652	76,054
Total deferred tax assets	10,416,286	10,471,279
Valuation allowance	(10,416,286)	(10,471,279)
Net deferred tax assets	$—	$—

The valuation allowance decreased by $ 54,993 during the year ended March 31, 2010 and increased by $98,924 during the year ended March 31, 2009. At March 31, 2010, the Company had approximately $29,601,340 of federal net operating loss carryforwards attributable to losses incurred since the Company’s inception that may be offset against future taxable income through 2028. Because United States tax laws and the tax laws of most states limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Based on such limitations, the Company has significant NOL carryforwards for which realization of tax benefits is uncertain. Further, the benefit from utilization of NOL carryforwards could be subject to limitations if material ownership changes occur in the Company. For the years ended March 31, 2010 and 2009, the Company recognized revisions to deferred tax assets with offsetting revisions to the valuation allowance that resulted in an insignificant net change in the aggregate of total deferred tax assets less the valuation allowance.

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

11.	Restatement of Financial Statements for Revenue Recognition

On January 21, 2011, the Company’s Audit Committee concluded that the Company’s previously filed financial statements for the Company’s fiscal year ended March 31, 2010 could no longer be relied upon because of an error in such financial statements related to the Company’s accounting for a software license sold during the quarter ended March 31, 2010 (the “License”).

The Company recognized all of the license fee revenue associated with the License in March 2010 when the license agreement was executed and the software was provided to the customer.  In November 2010, the Company entered into a separate service agreement with the customer.  However, the original accounting did not consider the impact of essential services from that agreement which are common for such software to meet the customer’s intended use.  Therefore, the Company has determined that the software license fee revenue should have been recognized over the period the professional services are rendered. As a result, the license fee was fully deferred and will be recognized over the period the professional services are rendered, which commenced in the third quarter of fiscal 2011.

To correct this error, the Company has restated the affected financial statements as contained in this Amended Report.  The Company’s restated financial statements are comprised of the following adjustments:

For the year ended March 31, 2010, (i) revenue decreased by $600,000 (the amount of the license fee), (ii) net loss and accumulated deficit increased by $600,000, (iii) net loss per share increased by $0.02 per share and (iv) deferred revenue increased by $600,000.

STATEMENTS OF OPERATIONS
for the years ended March 31, 2010

	March 31, 2010
	As Originally Reported	Adjustments	Restated
Revenues:
Software licensing revenues	$630,977	$(600,000)	$30,977
Total revenues	8,531,698	(600,000)	7,931,698
		-
Gross Profit	5,709,019	(600,000)	5,109,019
		-
Income from operations	922,968	(600,000)	322,968
		-
		-
Income/loss before provision for income taxes	(19,221)	(600,000)	(619,221)
		-
Net loss	(19,221)	(600,000)	(619,221)

US DATAWORKS, INC.
BALANCE SHEETS

	March 31, 2010
	As Originally Reported	Adjustments	Restated
Deferred revenue	$181,330	$600,000	$781,330
Total current liabilities	1,044,099	600,000	1,644,099

Total liabilities	4,231,497	600,000	4,831,497
		-
Accumulated deficit	(64,510,784)	(600,000)	(65,110,784)
		-
Total stockholders’ equity	1,861,852	(600,000)	1,261,852

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K/A, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.  As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010.

Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that, as of March 31, 2010, our internal control over financial reporting was ineffective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

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

Our management also identified a material weakness in our internal control over revenue recognition of license fee revenue, which is an integral component of our disclosure controls and procedures and internal control over financial reporting. Specifically our management concluded that at March 31, 2010, there was an error regarding the recognition of license revenue at time of delivery as opposed to percentage of completion over the term of professional services. Our management concluded that there was a material weakness in the application of the accounting treatment regarding the determination of revenue recognition for software provided to customers where professional services are essential to the functionality of the software. This material weakness resulted in an error in the Company’s accounting and disclosures for revenue, net loss, and shareholders’ equity and resulted in the restatement of the financial statements for the fiscal year ended March 31, 2010. As of the date of filing of this Amended Report we have since developed and implemented new procedures to remediate this material weakness. Specifically, all future licenses sold will be reviewed to ensure appropriate consideration of undelivered services on the accounting treatment. These procedures will be documented internal controls and will be reviewed.

This Annual Report on Form 10-K/A (Amendment No. 2) does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K/A (Amendment No. 2).

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A (Amendment No. 2) has been identified.

Exhibit Number		Description of Document
23.1	*	Consent of Independent Public Registered Accounting Firm.

31.1	*	Section 302 Certification of Chief Executive Officer.

31.2	*	Section 302 Certification of Chief Financial Officer.

32.1	*	Section 906 Certification of Chief Executive Officer.

32.2	*	Section 906 Certification of Chief Financial Officer.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US DATAWORKS, INC.

By:	/s/ Charles E. Ramey
Charles E. Ramey
Chief Executive Officer
Date: February 22, 2011

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

Name	Title	Date

/s/ Charles E. Ramey	Chief Executive Officer	February 22, 2011
Charles E. Ramey	(Principal Executive Officer)
and Director

/s/ Randall J. Frapart	Chief Financial Officer	February 22, 2011
Randall J. Frapart	(Principal Financial Officer)

*	Director	February 22, 2011
Joe Abrell

*	Director	February 22, 2011
Anna C. Catalano

*	Director	February 22, 2011
G. Richard Hicks

*	Director	February 22, 2011
J. Patrick Millinor

*	Director	February 22, 2011
John L. Nicholson, M.D.

*	Director	February 22, 2011
Mario Villarreal

*	Director	February 22, 2011
Hayden D. Watson.

*	Director	February 22, 2011
Thomas L. West, Jr.

*By: /s/ Charles E. Ramey
Attorney-In-Fact

Exhibit Number		Description of Document
23.1	*	Consent of Independent Public Registered Accounting Firm.

31.1	*	Section 302 Certification of Chief Executive Officer.

31.2	*	Section 302 Certification of Chief Financial Officer.

32.1	*	Section 906 Certification of Chief Executive Officer.

32.2	*	Section 906 Certification of Chief Financial Officer.

*	Filed herewith