Form 10-Q/A
period 2010-06-30
US DATAWORKS INC
filed 2011-02-22
CIK 1049505

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

EXPLANATORY NOTE

US Dataworks, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Report”) to amend its Quarterly Report on Form10-Q for the quarter ended June 30, 2010 filed with the Commission on August 16, 2010 (the “Original Report”).  The purpose of this Amended Report is to provide the Company's amended and restated financial statements for the quarter ended June 30, 2010 and the comparative period ended June 30, 2009 (the ”Restated June 2010 Financial Statements”).

On January 21, 2011, the Company's Audit Committee concluded that the Company's previously filed financial statements for the Company's fiscal year ended March 31, 2010 and for the Company's fiscal quarters ended June 30, 2010 could no longer be relied upon because of an error in such financial statements related to the Company's accounting for a software license sold during the quarter ended March 31, 2010 (the "License").

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

The Restated June 2010 Financial Statements and other financial information included in this Amended Report have been restated accordingly.  For more information concerning the restatement, see Note 8 to Financial Statements included in this Amended Report.

Except for the Restated June 2010 Financial Statements, this Amended Report does not amend the Original Report in any way and does not modify or update any disclosures contained in the Original Report, including disclosures contained in the Restated June 2010 Financial Statements  that were not affected by the error addressed by the restatement.  This Amended Report speaks only as of August 16, 2010 and does not reflect events occurring after such date.  In addition, this Amended Report does not include any items that were not affected by the restatement.  Accordingly, this Amended Report should be read in conjunction with the Original Report.

US DATAWORKS, INC.

TABLE OF CONTENTS

FORM 10-Q/A

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
US DATAWORKS, INC.
UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2010	March 31, 2010
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$507,247	$444,542
Accounts receivable, trade	749,684	1,059,825
Prepaid expenses and other current assets	168,441	307,653

Total current assets	1,425,372	1,812,020

Property and equipment, net	139,999	169,796
Goodwill, net	4,020,698	4,020,698
Other assets	85,654	90,835

Total assets	$5,671,723	$6,093,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt	$897,709	$350,972
Accounts payable	316,471	235,077
Accrued interest – related party	29,189	30,162
Accrued expenses	217,293	246,558
Deferred revenue (as restated)	993,073	781,330

Total current liabilities (as restated)	2,453,735	1,644,099

Long term liabilities:
Notes payable	—	638,889
Note payable – related party, net of unamortized discount of $510,870 and $543,736 respectively	2,581,375	2,548,509

Total long term liabilities	2,581,375	3,187,398
Total liabilities (as restated)	5,035,110	4,831,497

Commitments and Contingencies
Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 109,933 shares issued and outstanding $3.75 liquidation preference, dividends of $386,369 and $345,124 in arrears as of June 30, 2010 and March 31, 2010, respectively	11	11
Common stock, $0.0001 par value 90,000,000 shares authorized, 33,145,576 and 32,780,870 shares issued and outstanding as of June 30, 2010 and March 31, 2010, respectively	3,314	3,310
Additional paid-in-capital	66,418,470	66,369,315
Accumulated deficit (as restated)	(65,785,182)	(65,110,784)

Total shareholders’ equity (as restated)	636,613	1,261,852

Total liabilities and stockholders’ equity	$5,671,723	$6,093,349

Note: The balance sheet at March 31, 2010, as restated in the Company’s Annual Report of Form 10-K/A (Amendment No. 2), has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

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

These financial statements should be read in connection with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended March 31, 2010 filed with the Commission on February 22, 2011.  As discussed in Note 8, the financial statements for the year ended March 31, 2010 and the quarter ended June 30, 2010 have been restated.  The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the fiscal year ending March 31, 2011.

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

	For the Three Months Ended June 30,
	2010	2009
Options outstanding under the Company’s stock option plans	6,846,832	7,361,720
Options outstanding outside the Company’s stock option plans	580,000	1,160,000
Warrants outstanding in conjunction with private placements	7,539,364	7,539,364
WWarrants outstanding as a financing cost for notes payable and convertible notes payable	3,666,642	2,054,141
Warrants outstanding for services rendered and litigation settlement	200,000	200,000
Convertible Series B preferred stock outstanding (a)	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion ratio of one share of Series B preferred stock for one share of common stock.

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

3.	Property and Equipment

Property and equipment as of June 30, 2010 and March 31, 2010 consisted of the following:

	June 30,	March 31,
	2010	2010
Furniture and fixtures	$99,535	$99,535
Office and telephone equipment	182,275	182,275
Computer equipment	747,631	747,631
Computer software	1,271,098	1,271,098
Leasehold improvements	64,733	64,733
	2,365,272	2,365,272
Less accumulated depreciation and amortization	(2,225,273	(2,195,476
Total	$139,999	$169,796

Depreciation and amortization expense for the three months ended June 30, 2010 and 2009 was $29,797 and $43,645, respectively.

4.	Bank Credit Line and Long-Term Debt

At June 30, 2010 and March 31, 2010, the Company’s bank credit line and long-term debt consisted of the following:

	June 30,	March 31,
	2010	2010
Bank credit line	$-	$-
Bank term loan	888,887	972,222
Notes payable –related party	3,092,245	3,092,245
Notes payable –equipment	8,822	17,639
Debt discount unamortized amount	(510,870)	(543,736)
Total secured notes payable and bank debt	3,479,084	3,538,370
Total long-term debt	3,479,084	3,538,370
Less: Current portion of long-term debt	897,709	350,972
Bank credit line and long-term debt, net of current portion	$2,581,375	$3,187,398

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

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at June 30, 2010 were 5.69 years and $0.68, respectively. The exercise prices for the options outstanding at June 30, 2010 ranged from $0.15 to $6.25 per share, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Weighted- Average Exercise Price of Options Exercisable
$0.15 – 0.80	5,298,998	4,460,667	6.37 years	$0.49	$0.53
$0.81 – 1.35	1,714,834	1,714,834	4.14 years	$0.93	$0.93
$1.36 – 6.25	413,000	413,000	3.51 years	$2.13	$2.13
	7,426,832	6,588,501

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

8.	Restatement of Financial Statements for Revenue Recognition

On January 21, 2011, the Company’s Audit Committee concluded that the Company’s previously filed financial statements for the Company’s fiscal year ended March 31, 2010 and for the Company’s fiscal quarter ended June 30, 2010 could no longer be relied upon because of an error in such financial statements related to the Company’s accounting for a software license sold during the quarter ended March 31, 2010 (the “License”).

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

To correct this error, the Company has restated the affected financial statements as contained in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended March 31, 2010 and in this Amended Report.  The Company’s restated financial statements are comprised of the following adjustments:

For the year ended March 31, 2010, (i) revenue decreased by $600,000 (the amount of the license fee), (ii) net loss and accumulated deficit increased by $600,000, (iii) net loss per share increased by $0.02 per share and (iv) deferred revenue increased by $600,000.

For the quarter ended June 30, 2010, (i) accumulated deficit increased by $600,000 and (ii) deferred revenue increased by $600,000.

US DATAWORKS, INC.
BALANCE SHEETS

	March 31, 2010
	As Originally
	Reported	Adjustments	Restated
Deferred revenue	$181,330	$600,000	$781,330
Total current liabilities	1,044,099	600,000	1,644,099

Total liabilities	4,231,497	600,000	4,831,497
		-
Accumulated deficit	(64,510,784)	(600,000)	(65,110,784)
		-
Total stockholders’ equity	1,861,852	(600,000)	1,261,852

	June 30, 2010
	As Originally
	Reported	Adjustments	Restated
Deferred revenue	$393,073	$600,000	$993,073
Total current liabilities	1,853,735	600,000	2,453,735

Total liabilities	4,435,110	600,000	5,035,110
		-
Accumulated deficit	(65,185,182)	(600,000)	(65,785,182)
		-
Total stockholders’ equity	$1,236,613	$(600,000)	$636,613

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q/A and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended March 31, 2010.

C$Money Transaction

The Company was unable to record the effects of the transactions contemplated by the Strategic Alliance Agreement with C$ cMoney, Inc. discussed in Item 7 of the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended March 31, 2010 (the “C$Money Transactions”) in the quarter ended June 30, 2010.  The Company continues to evaluate whether it expects to record the effects of the C$Money Transactions in fiscal 2011.

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

We believe that of the significant accounting policies used in the preparation of our unaudited condensed financial statements (see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended March 31, 2010), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

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

	For the Three Months Ended June 30,
	2010	2009	Change
Software transactional and subscription revenues	$499,217	$521,243	-4.2%
Software maintenance revenues	144,322	212,371	-32%
Professional service revenues	722,799	1,274,847	-43.3%
Total revenues	$1,366,338	$2,008,461	-32%

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

Item 4. Controls and Procedures

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q/A, management has identified  material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010.

As previously disclosed in our Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended March 31, 2010, management identified a material weakness in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim will not be prevented or detected on a timely basis. Specifically our management concluded that at March 31, 2010, there was a material weakness regarding the calculation of stock option values based on terms other than those listed. This material weakness resulted in errors in the Company’s accounting and disclosures for shareholders’ equity and share-based compensation expense and resulted in the restatement of the financial statements for the fiscal years ended March 31, 2007, 2008 and 2009. We have since developed and implemented new procedures to remediate this material weakness.

As stated in our Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended March 31, 2010, management identified a material weakness in our internal control over revenue recognition of license fee revenue, which is an integral component of our disclosure controls and procedures.  Specifically our management concluded that at March 31, 2010, there was an error regarding the recognition of license revenue at time of delivery as opposed to percentage of completion over the term of professional services are rendered.  Our management concluded that there was a material weakness in the application of the accounting treatment regarding the determination of revenue recognition for software provided to customers where professional services are essential to the functionality of the software.  This material weakness resulted in an error in the Company’s accounting and disclosures for revenue, net loss, and shareholders’ equity and resulted in the restatement of the financial statements for the fiscal year ended March 31, 2010, and for the quarter ended June 30, 2010.  As of the date of filing of this Amended Report, we have since developed and implemented new procedures to remediate this material weakness.  Specifically, all future licenses sold will be reviewed to ensure appropriate consideration of undelivered services on the accounting treatment.

(b)  Changes in internal control over financial reporting.  As a result of the material weakness as previously disclosed in our Annual Report on Form 10-K/A (Amendment No. 2), we have created a new procedure to perform a quarterly review of accounting estimates for all equity transactions. These procedures will be documented internal controls and will be reviewed annually. Although there were no new stock option grants made during the three months ended June 30, 2010 for which these new procedures would have been utilized, we nevertheless believe that as of June 30, 2010, this material weakness no longer exists. There was no other change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

Listed below are the exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description of Document

31.1*	Section 302 Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

*	Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US DATAWORKS, INC.

Dated: February 22, 2011	By:	/s/ Charles E. Ramey
Charles E. Ramey
Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

*	Filed herewith