Form 10-Q/A
period 2010-09-30
US DATAWORKS INC
filed 2011-02-22
CIK 1049505

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

EXPLANATORY NOTE

US Dataworks, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Report”) to amend its Quarterly Report on Form10-Q for the quarter ended September 30, 2010 filed with the Commission on November 15, 2010 (the “Original Report”).  The purpose of this Amended Report is to provide the Company's amended and restated financial statements for the quarter ended September 30, 2010 and the comparative period ended September 30, 2009 (the “Restated September 2010 Financial Statements”).

On January 21, 2011, the Company's Audit Committee concluded that the Company's previously filed financial statements for the Company's fiscal year ended March 31, 2010 and for the Company's fiscal quarters ended June 30, 2010 and September 30, 2010 could no longer be relied upon because of an error in such financial statements related to the Company's accounting for a software license sold during the quarter ended March 31, 2010 (the "License").

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

The Restated September 2010 Financial Statements and other financial information included in this Amended Report have been restated accordingly.  For more information concerning the restatement, see Note 8 to Financial Statements included in this Amended Report.

Except for the Restated September 2010 Financial Statements, this Amended Report does not amend the Original Report in any way and does not modify or update any disclosures contained in the Original Report, including disclosures contained in the Restated September 2010 Financial Statements  that were not affected by the error addressed by the restatement.  This Amended Report speaks only as of November 15, 2010 and does not reflect events occurring after such date.  In addition, this Amended Report does not include any items that were not affected by the restatement.  Accordingly, this Amended Report should be read in conjunction with the Original Report.

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

US DATAWORKS, INC.
UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	March 31, 2010
	2010	(See Note)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$308,418	$444,542
Accounts receivable, trade	577,519	1,059,825
Prepaid expenses and other current assets	108,466	307,653

Total current assets	994,403	1,812,020

Property and equipment, net	182,520	169,796
Goodwill	4,020,698	4,020,698
Other assets	80,472	90,835

Total assets	$5,278,093	$6,093,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt	$569,444	$350,972
Accounts payable	267,488	235,077
Accrued interest – related party	30,161	30,162
Accrued expenses	67,603	246,558
Deferred revenue (as restated)	1,022,531	781,330

Total current liabilities (as restated)	1,957,227	1,644,099

Long term liabilities:
Notes payable	236,112	638,889
Note payable – related party, net of unamortized discount of $477,209 and $543,736 respectively	2,615,036	2,548,509

Total long term liabilities	2,851,148	3,187,398
Total liabilities (as restated)	4,808,375	4,831,497

Commitments and Contingencies

Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value 700,000 shares authorized, 109,933 shares issued and outstanding $3.75 liquidation preference, dividends of $396,652 and $376,312 in arrears as of September 30, 2010 and March 31, 2010, respectively	11	11
Common stock, $0.0001 par value 90,000,000 shares authorized, 33,189,383 and 33,103,951 shares issued and outstanding as of September 30, 2010 and March 31, 2010, respectively	3,319	3,310
Additional paid-in-capital	66,524,594	66,369,315
Accumulated deficit (as restated)	(66,058,206)	(65,110,784)

Total stockholders’ equity (as restated)	469,718	1,261,852

Total liabilities and stockholders’ equity	$5,278,093	$6,093,349

Note: The balance sheet at March 31, 2010, as restated in the Company’s Annual Report on Form 10-K/A (Amendment No. 2), has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Software transactional and subscription revenue	$586,765	$518,725	$1,085,982	$1,039,968
Software maintenance revenues	140,866	208,488	285,188	420,859
Professional services revenues	977,267	1,359,976	1,700,066	2,634,823

Total revenues	1,704,898	2,087,189	3,071,236	4,095,650

Cost of revenues	586,266	670,318	1,192,523	1,346,689

Gross profit	1,118,632	1,416,871	1,878,713	2,748,961

Operating expenses:
Research and development	252,766	217,254	495,273	430,191
Sales and marketing	210,865	237,290	482,652	499,590
General and administrative	797,685	793,496	1,542,548	1,365,137
Depreciation and amortization	46,322	39,018	76,119	82,664
Total operating expense	1,307,638	1,287,058	2,596,592	2,377,582

(Loss)/Income from operations	(189,006)	129,813	(717,879)	371,379

Other expense:
Financing expense – related party	(5,181)	(55,518)	(10,362)	(165,119)
Interest expense	43,093	(134,066)	25,397	(266,675)
Interest expense – related party	(123,172)	(94,979)	(244,576)	(118,248)

Total other expense	(85,260)	(284,563)	(229,541)	(550,042)

Net loss	$(274,266)	$(154,750)	$(947,420)	$(178,663)

Basic and diluted loss per share	$(0.01)	$0.00	$(0.03)	$(0.01)

Basic and diluted weighted-average shares outstanding	33,188,907	32,849,330	33,167,132	32,815,014

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

These financial statements should be read in connection with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended March 31, 2010 filed with the Commission on February 22, 2011.  As discussed in Note 8, the financial statements for the year ended March 31, 2010 and the quarters ended June 30, 2010 and September 30, 2010 have been restated.  The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the fiscal year ending March 31, 2011.

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

4.	Bank Credit Line and Long-Term Debt

At September 30, 2010 and March 31, 2010, the Company’s bank credit line and long-term debt consisted of the following:

	September 30,	March 31,
	2010	2010

Bank credit line	$-	$-
Bank term loan	805,556	972,222
Notes payable –related party	3,092,245	3,092,245
Notes payable –equipment	—	17,639
Unamortized debt discount	(477,209)	(543,736)
Total secured notes payable and bank debt	3,420,592	3,538,370
Total long-term debt	3,420,592	3,538,370
Less: Current portion of long-term debt	569,444	350,972
Bank credit line and long-term debt, net of current portion	2,851,148	3,187,398

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

8.	Restatement of Financial Statements for Revenue Recognition

On January 21, 2011, the Company’s Audit Committee concluded that the Company’s previously filed financial statements for the Company’s fiscal year ended March 31, 2010 and for the Company’s fiscal quarters ended June 30, 2010 and September 30, 2010 could no longer be relied upon because of an error in such financial statements related to the Company’s accounting for a software license sold during the quarter ended March 31, 2010 (the “License”).

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

To correct this error, the Company has restated the affected financial statements as contained in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended March 31, 2010, the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 and this Amended Report.  The Company’s restated financial statements are comprised of the following adjustments:

For the year ended March 31, 2010, (i) revenue decreased by $600,000 (the amount of the license fee), (ii) net loss and accumulated deficit increased by $600,000, (iii) net loss per share increased by $0.02 per share and (iv) deferred revenue increased by $600,000.

For the quarter ended September 30, 2010, (i) accumulated deficit increased by $600,000 and (ii) deferred revenue increased by $600,000.

US DATAWORKS, INC.
BALANCE SHEETS

	March 31, 2010
	As Originally
	Reported	Adjustment	Restated
Deferred revenue	$181,330	$600,000	$781,330
Total current liabilities	1,044,099	600,000	1,644,099

Total liabilities	4,231,497	600,000	4,831,497
		-
Accumulated deficit	(64,510,784)	(600,000)	(65,110,784)
		-
Total stockholders’ equity	1,861,852	(600,000)	1,261,852

	September 30, 2010
	As Originally
	Reported	Adjustment	Restated
Deferred revenue	$422,531	$600,000	$1,022,531
Total current liabilities	1,357,227	600,000	1,957,227

Total liabilities	4,208,375	600,000	4,808,375
		-
Accumulated deficit	(65,458,206)	(600,000)	(66,058,206)
		-
Total stockholders’ equity	1,069,718	(600,000)	469,718

9.  Subsequent Event

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

C$Money Transaction

During the quarter ended September 30, 2010, the Company concluded that it would not be able to record the effects of the transactions contemplated by the Strategic Alliance Agreement with C$ cMoney, Inc. (“C$Money”) discussed in Item 7 of the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended March 31, 2010 in fiscal 2011 or at any time thereafter.  The Company and C$ Money have since rescinded the Strategic Alliance Agreement and other agreements entered into in connection therewith.

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

Results of Operations

The results of operations reflected in this discussion include our operations for the three and six month periods ended September 30, 2010 and 2009.

Revenues

	For the Three Months Ended			For the Six Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Software transactional and subscription revenues	$586,765	$518,725	13	$1,085,982	$1,039,968	4%
Software maintenance revenues	140,866	208,488	-32	285,188	420,859	-32%
Professional service revenues	977,267	1,359,976	-28	1,700,066	2,634,823	-35%
Total revenues	$1,704,898	$2,087,189	-18	$3,071,236	$4,095,650	-25%

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q/A, management has identified a material weakness in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.  As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010.

As stated in our Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended March 31, 2010, management identified a material weakness in our internal control over revenue recognition of license fee revenue, which is an integral component of our disclosure controls and procedures.  Specifically our management concluded that at March 31, 2010, there was an error regarding the recognition of license revenue at time of delivery as opposed to percentage of completion over the term of professional services are rendered.  Our management concluded that there was a material weakness in the application of the accounting treatment regarding the determination of revenue recognition for software provided to customers where professional services are essential to the functionality of the software.  This material weakness resulted in an error in the Company’s accounting and disclosures for revenue, net loss, and shareholders’ equity and resulted in the restatement of the financial statements for the fiscal year ended March 31, 2010  and for the quarter ended September 30, 2010.  As of the date of filing of this Amended Report, we have since developed and implemented new procedures to remediate this material weakness. Specifically, all future licenses will be reviewed to ensure appropriate consideration of undelivered services on the accounting treatment. These procedures will be documented internal controls and will be reviewed annually.

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

Dated:  February 22, 2011

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