Form 10-Q
period 2010-12-31
US DATAWORKS INC
filed 2011-02-22
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission file number: 001-15835

US Dataworks, Inc.
(Exact name of registrant as specified in its charter)

Nevada	84-1290152
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

One Sugar Creek Center Boulevard 5th Floor Sugar Land, Texas	77478
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (281) 504-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Number of shares of the issuer’s common stock outstanding as of February 22, 2011: 33,322,633.

US DATAWORKS, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2010

NOTE REGARDING FORWARD LOOKING STATEMENTS AND CERTAIN TERMS

When used in this Report, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, our operating expenses, our strategic opportunities, adequacy of capital resources, our potential professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, expectations regarding net losses, expectations regarding cash flow and sources of revenue, benefits of our relationship with an MSP, statements regarding our growth and profitability, investments in marketing and promotion, fluctuations in our operating results, our need for future financing, effects of accounting standards on our financial statements, our investment in strategic partnerships, development of our customer base and our infrastructure, our dependence on our strategic partners, our dependence on personnel, our employee relations, our disclosure controls and procedures, our ability to respond to rapid technological change, expansion of our technologies and products, benefits of our products, our competitive position, statements regarding future acquisitions or investments, our legal proceedings, and our dividend policy.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed herein, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks referred to in “Item 1A. Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “US Dataworks,” the “Company,” “we,” “us,” or “our” means US Dataworks, Inc.

MICRworks™, Clearingworks®, Returnworks™, and Remitworks™ are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

US DATAWORKS, INC.
UNAUDITED CONDENSED BALANCE SHEETS

	December 31, 2010 (Unaudited)	March 31, 2010 (See Note)
ASSETS
Current assets:
Cash and cash equivalents	$40,227	$444,542
Accounts receivable, trade	932,448	1,059,825
Prepaid expenses and other current assets	289,537	307,653

Total current assets	1,262,212	1,812,020

Property and equipment, net	240,677	169,796
Goodwill	4,020,698	4,020,698
Other assets	75,290	90,835

Total assets	$5,598,877	$6,093,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt	$757,402	$350,972
Accounts payable	307,734	235,077
Accrued interest – related party	30,161	30,162
Accrued expenses	84,965	246,558
Deferred revenue	1,063,436	781,330
Total current liabilities	2,243,698	1,644,099

Long term liabilities:
Notes payable	—	638,889
Note payable – related party, net of unamortized discount of $443,103 and $543,736 respectively	2,649,142	2,548,509

Total long term liabilities	2,649,142	3,187,398
Total liabilities	4,892,840	4,831,497

Commitments and Contingencies

Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value, 700,000 shares authorized, 109,933 shares issued and outstanding $3.75 liquidation preference, dividends of $407,048 and $376,086 in arrears as of December 31, 2010 and March 31, 2010, respectively	11	11
Common stock, $0.0001 par value 90,000,000 shares authorized, 33,281,008 and 33,103,951 shares issued and outstanding as of December 31, 2010 and March 31, 2010, respectively	3,328	3,310
Additional paid-in-capital	66,537,380	66,369,315
Accumulated deficit	(65,834,682)	(65,110,784)
Total stockholders’ equity	706,037	1,261,852

Total liabilities and stockholders’ equity	$5,598,877	$6,093,349

Note: The balance sheet at March 31, 2010, as restated, in the Company’s Annual Report on Form 10-K/A (Amendment No. 2), has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2010	2009	2010	2009
Revenue:
Software transactional and subscription revenue	$552,233	$514,999	$1,638,216	$1,554,967
Software licensing revenue	106,864	30,977	106,864	30,977
Software maintenance revenue	140,662	208,816	425,849	629,675
Professional services revenue	1,294,564	1,512,066	2,994,630	4,146,889
Software resale revenue	52,839	-	52,839	-

Total revenues	2,147,162	2,266,858	5,218,398	6,362,508

Cost of revenues	699,333	748,964	1,891,856	2,095,653

Gross profit	1,447,829	1,517,894	3,326,542	4,266,855

Operating expenses:
Research and development	209,954	213,994	705,227	644,186
Sales and marketing	222,186	220,562	704,837	720,152
General and administrative	624,465	739,451	2,167,016	2,104,588
Depreciation and amortization	23,350	34,811	99,469	117,473
Total operating expense	1,079,955	1,208,818	3,676,549	3,586,399

Income/(Loss) from operations	367,874	309,076	(350,007)	680,456

Other expense:
Financing expense – related party	(5,181)	(99,648)	(15,543)	(217,895)
Interest expense	(15,553)	(1,436)	9,844	(166,555)
Interest expense – related party	(123,616)	(134,066)	(368,193)	(400,740)
Other income	-	134	-	134
Total other expense	(144,350)	(235,016)	(373,892)	(785,056)

Net income/(Loss)	$223,524	$74,060	$(723,899)	$(104,600)

Basic earnings (loss) per share	$0.01	$0.00	$(0.02)	$0.00

Diluted earnings (loss) per share	$0 .01	$0.00	$(0.02)	$0.00

Basic weighted – average shares outstanding	33,267,580	32,960,100	33,188,350	32,861,416

Diluted weighted-average shares outstanding	33,282,261	33,015,500	33,188,350	32,861,416

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31,

	2010	2009

Cash flows from operating activities:
Net loss	$(723,899)	$(104,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	99,469	117,473
Amortization of note discount on note payable – related party	100,633	183,711
Amortization of deferred financing costs – related party	15,545	162,248
Stock based compensation	102,082	179,454
Changes in operating assets and liabilities:
Accounts receivable	127,377	228,461
Prepaid expenses and other current assets	18,116	(73,702)
Accounts payable	72,657	21,350
Accrued expenses	(95,591)	(10,977)
Accrued interest – related party	(1)	(16,938)
Deferred revenue	282,106	199,946

Net cash (used in) provided by operating activities	(1,506)	886,426

Cash flows from investing activities:
Purchase of property and equipment	(170,350)	(13,085)
Net cash used by investing activities	(170,350)	(13,085)

Cash flows from financing activities:
Payments on note payables	(232,459)	(26,457)
Payments on extension of note payable– related party	—	(50,000)
Repayments of note payable – related party	—	(111,105)
Net cash used by financing activities	(232,459)	(187,562)
Net (decrease) increase in cash and cash equivalents	(404,315)	685,779

Cash and cash equivalents, beginning of period	444,542	403,863
Cash and cash equivalents, end of period	$40,227	$1,089,642

Supplemental disclosures of cash flow information:
Interest paid	373,891	408,363
Federal income taxes paid	—	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business

General

US Dataworks, Inc., a Nevada corporation, (the “Company”), develops, markets, and supports payment processing software for on-premise customers in addition to on-demand cloud-computing service customers within multiple market segments. Its customer base includes some of the largest financial institutions as well as credit card companies, government institutions, banker’s banks and high-volume merchants in the United States. The Company was formerly known as Sonicport, Inc.

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

FASB ASC Topic No. 350 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for either the quarter ended December 31, 2010 or the year ended March 31, 2010.

Goodwill is classified as Level 3 within the fair value hierarchy.

Stock Options

The Company follows the guidance cited in ASC Topic No. 718, “Compensation – Stock Compensation”, to account for its stock options. ASC Topic No. 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Stock-based compensation expense recognized under ASC Topic No. 718, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances, for the three and nine months ended December 31, 2010 was $12,795 and $102,081, respectively, and $60,952 and $179,454, respectively, for the three and nine months ended December 31, 2009.

ASC Topic No. 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the three and nine months ended December 31, 2010 and December 31, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures as explained below.

Upon adoption of ASC Topic No. 718, the Company continued to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant.  In determining the compensation cost of the options granted, as specified by ASC Topic No. 718, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model. The weighted average assumptions used in the calculations for the options granted in the three and nine months ended December 31, 2009 included a risk-free interest rate of .9%, expected life of options granted is ten years, expected volatility is 208%, expected dividend yield of zero, and expected forfeiture rate of 30%. There were 25,000, and 56,000 options granted during the three and nine months ended December 31, 2010, respectively, and 0 and 800,000 options granted during the three and six months ended December 31, 2009, respectively.  The weighted average assumptions used in the calculations for the options granted in the three and nine months ended December 31, 2010 included a risk-free interest rate between 1.63% and 2.35%, expected life of options granted is ten years, expected volatility is between 117% and 163%, expected dividend yield of zero, and expected forfeiture rate of 30%.

As of December 31, 2010, there was approximately $18,962 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a period of two years.

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

For the three months ended December 31, 2010, 14,681 potential common stock equivalents have been included in the computation of diluted net income per share and 18,492,771 potential common stock equivalents have been excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. For the three months ended December 31, 2009, 55,400 potential common stock equivalents have been included in the computation of diluted net income per share and 18,324,158 potential common stock equivalents have been excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.  Options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion). The weighted-average common stock equivalents that were excluded from the computation of diluted net loss per share for the nine months ended December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009

Options outstanding under the Company’s stock option plans	6,596,832	7,260,720
Options outstanding outside the Company’s stock option plans	580,000	1,160,000
Warrants outstanding in conjunction with private placements	7,539,364	7,539,364
Warrants outstanding for services rendered and litigation settlement	200,000	200,000
Warrants issued as consideration for note extensions	3,466,642	2,054,141
Convertible Series B preferred stock outstanding (a)	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion ratio of one share of Series B preferred stock for one share of common stock.

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

Three of our customers accounted for 65%, 10% and 8%, respectively, of Company’s  net revenues for the three months ended December 31, 2010. Three of our customers accounted for 64%, 10% and 9% respectively of the Company’s net revenues for the nine months ended December 31, 2010.  Two customers accounted for 65% and 11%, respectively, of the Company’s net revenues for the three months ended December 31, 2009. Two customers accounted for 61% and 12%, respectively, of the Company’s net revenues for the nine months ended December 31, 2009

At December 31, 2010, amounts due from three of our customers accounted for 48%, 12%, and 10% of accounts receivable. At December 31, 2009, amounts due from five of our customers accounted for 26%, 18%, 16%, 11% and 10% of accounts receivable.

Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carryforwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  At March 31, 2010 and December 31, 2010 a valuation allowance has been established to fully offset deferred tax assets.

The Company has computed the tax provision for the nine months ended December 31, 2010 in accordance with the provisions of ASC 740-Income Taxes and ASC 270-Interim Reporting.  The Company has estimated that its effective tax rate for US purposes will be 0% for 2010, and consequently, recorded zero income tax provision or benefit for the nine months ended December 31, 2010.

At December 31, 2010, the Company had approximately $28 million of net operating loss carryforwards for U.S. purposes.  These loss carryforwards will expire from 2020 through 2030 if not utilized.

The Company records expense and penalties related to unrecognized tax benefits as income tax expense, and there is no liability accrued for the payment of interest and penalties as of December 31, 2010 and March 31, 2010, respectively.  The Company recognized no benefits for uncertain positions during the nine months ended December 31, 2010, and there are no unrecognized tax positions that may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits.

3.	Property and Equipment

Property and equipment as of December 31, 2010 and March 31, 2010 consisted of the following:

	December 31, 2010	March 31, 2010
Furniture and fixtures	$99,535	$99,535
Office and telephone equipment	182,275	182,275
Computer equipment	845,481	747,631
Computer Software	1,271,098	1,271,098
Leasehold improvements	64,733	64,733
Construction in Process (CIP)	72,500	0
	2,535,622	2,365,272
Less accumulated depreciation and amortization	(2,294,945)	(2,195,476)
Total	$240,677	$169,796

Depreciation and amortization expense for the three months ended December 31, 2010 and 2009 was $23,350 and $34,811, respectively.  Depreciation and amortization for the nine months ended December 31, 2010 and 2009 was $99,469 and $117,473, respectively.

4.	Bank Credit Line and Long-Term Debt

At December 31, 2010 and March 31, 2010, the Company’s bank credit line and long-term debt consisted of the following:

	December 31, 2010	March 31, 2010
Bank credit line	$396,291	$-
Bank term loan	361,111	972,222
Notes payable –related party	3,092,245	3,092,245
Notes payable –equipment	—	17,639
Unamortized debt discount	(443,103)	(543,736)
Total secured notes payable and bank debt	3,406,544	3,538,370
Total long-term debt	3,406,544	3,538,370
Less: Current portion of long-term debt	757,402	350,972
Bank credit line and long-term debt, net of current portion	$2,649,142	$3,187,398

Revolving Bank Credit Line and Term Loan

Effective as of October 27, 2010, the Company entered into an Amended and Restated Loan and Security Agreement (the “New Loan Agreement”) with SVB and related agreements and documents providing for a senior credit facility comprised of an asset-based accounts receivable line of credit (the “A/R Line of Credit”) and a term loan (the “New Credit Facility”).  The New Loan Agreement amended and restated the previous loan agreement with SVB (also referred to herein as the “Prior Loan Agreement”) in its entirety.

In connection with the closing of the New Loan Agreement, the Company repaid $402,750 of the outstanding principal amount of the term loan provided by SVB under the Prior Loan Agreement (the “Prior Term Loan”), leaving a principal balance of $402,750 on such term loan that is provided under and governed by the New Loan Agreement (the “Refinanced Term Loan”).  The maturity date of the Refinanced Term Loan is February 1, 2013.  The Refinanced Term Loan accrues interest at the fixed annual rate of 7.00% and is payable monthly.  Principal payments on the Refinanced Term Loan are being made in twenty eight (28) equal monthly installments which began on November 1, 2010.  On the closing of the New Loan Agreement, the Company used its cash on hand and borrowings under the A/R Line of Credit to fund the partial repayment of the Prior Term Loan.

The maximum availability under the A/R Line of Credit is $1,000,000.  The maturity date of the A/R Line of Credit was February 8, 2011.  The maturity date has since been extended to May 9, 2011 (See Note 8- Subsequent Event).  The following finance charges and handling fees apply to the A/R Line of Credit:

•	A finance charge equal to 1.25% above SVB’s prime rate will be applied to the full face amount of the financed receivables.

•
An additional collateral handling fee equal to 0.25% per month will be applied to the full face amount of the financed receivables.  This collateral handling fee will reduce to 0.10% per month if the Company’s “adjusted quick ratio” is greater than 1.30 at all times during an applicable testing month, with such reduction being effective for the calendar month which is two months after such testing month and where the “adjusted quick ratio” equals (A) cash on hand plus the amount of all eligible accounts divided by (B) current liabilities minus deferred revenue minus the portion of subordinated debt that constitutes current liabilities.

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

The New Credit Facility requires that the Company comply with one financial covenant.  That covenant required that the Company meet the following minimum EBITDA requirements (where “EBITDA” is defined as earnings before expenses relating to interest, taxes, depreciation and amortization in accordance with GAAP, plus equity-based compensation expense):

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

•
As of each subsequent month beginning with the month ending October 31, 2010, the Company’s EBITDA for the three (3) months ending on such measurement date shall be at least seventy five percent (75%) of the Company’s projected performance for such three (3) month period as outlined in the Company Plan. This financial covenant was recently amended (See Note 9 – Subsequent Event).

The indebtedness owed under the New Credit Facility will be fully secured by a perfected first priority security interest in favor of SVB in all of the Company’s assets, including its cash, accounts receivable, inventory, equipment, intellectual property rights and contract rights.

Borrowing under the A/R Line of Credit is conditioned on (i) all representations and warranties contained in the New Loan Agreement being true as of the date of the borrowing request and (ii) no “event of default” having occurred and be continuing or resulting from the requested advance.  The New Loan Agreement contains a number of representations and warranties, including, but not limited to, those pertaining to due organization and existence, collateral, accounts receivable, litigation, the Company’s financial statements, solvency, regulatory compliance, investments, taxes and use of proceeds.  The New Loan Agreement also contains a number of affirmative covenants, including, but not limited to, those pertaining to due organization and existence, government approvals, delivery of financial statements and other certificates, reports and other information, insurance, bank accounts, intellectual property rights, litigation and audit rights.  The New Loan Agreement also contains a number of negative covenants, including, but not limited to, those pertaining to disposition of assets, changes in business and senior management, mergers and acquisitions, cash dividends, investments, transactions with affiliates, subordinated debt and regulatory compliance.

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

As of the date of this Report, the Company is in default under its Credit Facility with SVB as a result of failing to comply with the financial covenant contained in the Loan Agreement.  On February 8, 2011, the Company entered into a forbearance and amendment agreement with SVB pursuant to which, among other things, SVB agreed to forbear from taking action with respect to such non-compliance until April 30, 2011 (the “Forbearance Period”) and agreed to allow the Company to continue to borrow under the A/R Line of Credit during the Forbearance Period as long as no additional events of default arise during such period.  (See “Note 9 -Subsequent Event”).  Because the default was not waived, the Company reclassified the long term portion of the Refinanced Term Loan from long-term liabilities to current liabilities.

Notes Payable – Related Parties

Through a series of negotiated agreements, the Company has executed and delivered, and is currently indebted under, (i) a promissory note (the “Nicholson Refinance Note”) payable to John L. Nicholson, an outside director of the Company and (ii) a promissory note (the “Ramey Refinance Note”) payable to Charles E. Ramey, the Chairman and CEO of the Company.  The original proceeds from the Nicholson Refinance Note and the Ramey Refinance Note (collectively, the “Refinance Notes”) were used to refinance certain debt of the Company and for other corporate purposes.

The terms of the Nicholson and Ramey Refinance Note are as follows:

Refinance Notes
Nicholson	Ramey	Total
$2,295,000	$792,245	$3,087,245

The maturity date on the Refinance Notes is January 1, 2014. Interest on the Refinance Notes is payable monthly and no principal payments are required until maturity.  The annual interest rate for the Nicholson Refinance Note is 12% but reduces to 10% if the principal balance drops below $1,905,000.  The annual interest rate for the Ramey Refinance Note is 10%.

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

The Refinance Notes were originally issued pursuant to a Note Purchase Agreement between the Company and Messrs. Nicholson and Ramey dated August 13, 2008 that remains in effect.  The Refinance Notes are secured by a Security Agreement, dated August 13, 2008, by and between the Company and Messrs. Nicholson and Ramey, pursuant to which the Company granted Messrs. Nicholson and Ramey a security interest in all its personal property, whether now owned or hereafter acquired, including but not limited to, all accounts receivable, copyrights, trademarks, licenses, equipment and all proceeds as from such collateral.  Pursuant to the Subordination Agreement, this security interest will remain junior to SVB’s security interest under the New Credit Facility as long as such facility remains in place.

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

Payment Table

Future minimum payments under our loan agreements and notes payable at December 31, 2010 were as follows:

Fiscal Year Ended March 31,	Amount

2011	$757,402
2014	3,092,245
$3,849,647

Expiration of Private Placement Liability

During the quarter ended September 30, 2010, the Company released a $66,000 accrual due to the expiration of a liability that arose in connection with a prior private placement of securities.

5.	Commitments and Contingencies

Leases

The Company leases an office in Sugar Land, Texas under an operating lease agreement that expires in July 2012. Rent expense for the three months ended December 31, 2010 and December 31, 2009 was $97,915 and $96,369, respectively.  Rent expense for the nine months ended December 31, 2010 and December 31, 2009 was $291,971 and $294,771, respectively.

Future minimum lease payments under operating leases at December 31, 2010 were as follows:

Fiscal Year Ended March 31,	Amount

2011	$88,078
2012	355,444
2013	119,003

$562,525

6.	Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 authorized shares of $0.0001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

Convertible Series B Preferred Stock

The Company has 700,000 shares authorized, 109,933 shares issued and outstanding, of $0.0001 par value convertible Series B preferred stock. The Series B preferred stock has a liquidation preference of $3.75 per share and carries a 10% cumulative dividend payable each March 1 and September 1, as and when declared by the Board of Directors. Each share of Series B preferred stock is convertible into one share of common stock, resulting in an effective conversion price of $3.75 per share. The Company has the right to redeem the Series B preferred stock at any time after issuance at a redemption price of $4.15 per share, plus any accrued but unpaid dividends.

At December 31, 2010, and March 31, 2010, there were accumulated, undeclared dividends in arrears of $407,048 and $376,086, respectively.

Stock Options

In August 1999, the Company implemented its 1999 Stock Option Plan (the “1999 Plan”). In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”), which amends and restates the 1999 Plan.  As of December 31, 2010, the maximum aggregate number of shares which may be granted under the 2000 Plan was 9,500,000. Under the 2000 Plan, the exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of grant. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting.

During the nine months ended December 31, 2010, the Company granted 56,000 stock options.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
	Shares	Weighted- Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding, March 31, 2010	7,845,720	$0.63	1,160,000	$1.02
Granted	56,000	$0.19
Forfeited/canceled	(1,298,888)	$0.42	(580,000)	$1.02
Outstanding, December 31, 2010	6,602,832	$0.67	580,000	$1.02
Exercisable, December 31, 2010	6,435,166	$0.68	580,000	$1.02

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at December 31, 2010 were 5.30 years and $0.67, respectively. The exercise prices for the options outstanding at December 31, 2010 ranged from $0.15 to $6.25 per share, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Weighted- Average Exercise Price of Options Exercisable
$0.15 – 0.80	5,054,998	4,887,332	5.77 years	$0.52	$0.51
$0.81 – 1.35	1,714,834	1,714,834	3.63 years	$0.93	$0.93
$1.36 – 6.25	413,000	413,000	3.00 years	$2.13	$2.13
	7,182,832	7,015,166

Common Stock Grants

During the three months ended December 31, 2010, the Company granted 41,625 shares of common stock (at $0.20 per share based on the closing price of the common stock on the grant date), to its outside directors pursuant to the Company’s Outside Director Compensation Plan. The Company expensed $8,325 related to these grants in the three months ended December 31, 2010. These grants were made under the 2000 Plan.

During the nine months ended December 31, 2010, the Company granted 41,625 shares of common stock (at $0.20 per share based on the closing price of the common stock on the grant date), 43,807 shares of common stock (at $0.19 per share based on the closing price of the common stock on the grant date) and 41,625 shares of common stock (at $0.20 per share based on the closing price of the common stock on the grant date) to its outside directors pursuant to the Company’s Outside Director Compensation Plan. The Company expensed $24,973 related to these grants in the nine months ended December 31, 2010. These grants were made under the 2000 Plan.

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

8.	Liquidity

While the Company incurred an increase of $90,151 in its operating expenses for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009, operating expenses decreased $128,863 for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.  The reduction in operating expenses coincides with a decrease in revenues caused by a timing difference on the start of a consulting agreement. Due to our prior history of experiencing negative cash flow from operations and the debt financing that we put in place to cover this historical negative cash flow, as of December, 2010, we have approximately $3.1 million of debt coming due January 1, 2014 and another $0.8 million of SVB debt that currently will become callable at the end of the forbearance period on April 30, 2011.  While we expect to be able to enter into a new arrangement with SVB to avoid the SVB debt becoming callable in May 2011 and to be able to fund our operations and build enough cash to pay off this debt when it comes due later, if that is not the case, our viability as a going concern will be in jeopardy and will depend on our ability to obtain adequate sources of debt or equity funding to refinance this debt and to fund the continuation of our business operations and to ultimately achieve adequate profitability and cash flows to sustain our operations (see “Part II, Item 1.A Risk Factors”). In addition, we will need to increase revenues from transaction and subscription based software license contracts and professional services agreements and software licenses to become profitable.

9.	Subsequent Event

On February 8, 2011, the Company and SVB entered into that certain Forbearance and First Amendment to Amended and Restated Loan and Security Agreement (the “Forbearance/Amendment Agreement”) pursuant to which SVB has agreed to (i) forbear from filing any legal action or instituting or enforcing any rights and remedies it may have against the Company arising out of the Company’s failure to comply with the financial covenant set forth in Section 6.7(a) of that certain Amended and Restated Loan and Security Agreement dated as of October 27, 2010 (the “Loan Agreement”) for the three month period ending December 31, 2010 during the period beginning on February 8, 2011 and ending on April 30, 2011 (the “Forbearance Period”), (ii) give the Company an additional ten days after each reconciliation period to deliver an aged listing of its accounts receivable and accounts payable, (iii)  amend Section 6.7(a) of the Loan Agreement to set the minimum EBITDA requirements as follows: $250,000 for the three months ended January 31, 2011, $241,000 for the three months ended February 28, 2011, $223,000 for the three months ended March  31, 2011, and amounts to be mutually agreed to between the Company and SVB for subsequent measuring periods, (iv) extend the maturity date for the A/R Line of Credit to May 9, 2011, (v) enable SVB to consent in writing to allowing the Company to borrow against an account receivable for which it has recognized deferred revenue and (vi) allow the Company to continue to borrow under the A/R Line of Credit during the Forbearance Period as long as no additional events of default arise during such period.  In consideration for the Forbearance/Amendment Agreement, the Company paid a forbearance and amendment fee of $5,000.

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

FASB ASC Topic No. 350 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for either the quarter ended December 31, 2010 or the year ended March 31, 2010.

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

Three of our customers accounted for 65%, 10% and 8%, respectively, of Company’s  net revenues for the three months ended December 31, 2010. Three of our customers accounted for 64%, 10% and 9% respectively of the Company’s net revenues for the nine months ended December 31, 2010.  Two customers accounted for 65% and 11%, respectively, of the Company’s net revenues for the three months ended December 31, 2009. Two customers accounted for 61% and 12%, respectively, of the Company’s net revenues for the nine months ended December 31, 2009

At December 31, 2010, amounts due from three of our customers accounted for 48%, 12%, and 10% of accounts receivable. At December 31, 2009, amounts due from five of our customers accounted for 26%, 18%, 16%, 11% and 10% of accounts receivable.

Results of Operations

The results of operations reflected in this discussion include our operations for the three and nine month periods ended December 31, 2010 and 2009.

Revenue

We generate revenues from (i) licensing and supporting software with fees due on a transactional or subscription basis, (ii) licensing software with fees due on the grant of the license and delivery of the software recognizing revenue as percentage of completion of over term of professional services associated with license, (iii) providing maintenance, enhancement and support for previously licensed products, (iv) providing professional services, and (v) revenue in connection of other third party software resold in connection with our software.

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2010	2009	Change	2010	2009	Change

Software licensing revenue	$106,864	$30,977	245%	$106,864	$30,977	245%
Software resale revenue	52,839	-	100%	52,839	-	100%
Software transactional and subscription revenue	552,233	514,999	7%	1,638,216	1,554,967	5%
Software maintenance revenue	140,662	208,816	-33%	425,849	629,675	-32%
Professional services revenue	1,294,564	1,512,066	-14%	2,994,630	4,146,889	-28%
Total revenue	$2,147,162	$2,266,858	-5%	$5,218,398	$6,362,508	-18%

Software transactional and subscription revenue contains revenue generated by our on-premise and our on-demand (SaaS) solutions.

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2010	2009	Change	2010	2009	Change
Software transactional and subscription revenues
On premise solution	$539,484	$514,999	5%	$1,625,466	$1,554,967	4%
SaaS solution	12,750	-	100%	12,750	-	100%
Total transactional revenue	$552,234	$514,999	7%	$1,638,216	$1,554,967	5%

Revenues decreased for the three and nine months ended December 31, 2010, by 5% and 18%, respectively, as compared to the same periods ended December 31, 2009.  As compared to the same periods ended December 31, 2009, for the three and nine months ended December 31, 2010, (i) professional services revenue decreased by 14% and 28%, respectively, due to the timing of the completion of certain professional services contracts and the start of new contracts, (ii) software maintenance revenues decreased 33% and 32%, respectively, due to the non-renewal of certain maintenance agreements, (iii)  software transactional and subscription revenue increased by 7% and 5%, respectively, due to the addition of three new customers, increased transactions of a larger customer and the addition of our first SaaS customer, (iv) license revenue increased by 245% and 245%, respectively, due to the recognition of license revenue as a percentage of completion of the associated professional fees.  We expect our transactional revenue to grow as more of our current customers, along with new customers generated by the launch of our SaaS initiative, begin to run more of their business through our software products.

Cost of Revenues

Cost of revenues include personnel costs associated with our software, maintenance, support, training and installation services of our on premise and SaaS offerings.  Cost of revenues also includes the cost of other third party software resold in connection with our software. Cost of revenues for the three months ended December 31, 2010 decreased by $49,631, or 7%, to $699,333 as compared to $748,964 for the same period ending December 31, 2009.  Cost of revenues for the nine months ended December 31, 2010 decreased by $203,797, or 10%, to $1,891,856 as compared to $2,095,653 for the same period ending December 31, 2009. This decrease was primarily due to a decrease of $14,787 and $85,344 in the cost of third party software purchased for resale for the three and nine months ended December 31, 2010, respectively, and a decrease of $41,045 and $136,913 in outside consulting labor costs for the three and nine months ended December 31, 2010, respectively, due to reduction in professional services performed.

 Operating Expenses

Total operating expenses for the three months ended December 31, 2010 decreased by $128,863, or 10.6%, to $1,079,955 as compared to $1,208,818 for the prior year period. Total operating expenses for the nine months ended December 31, 2010 increased by $90,151, or 2.5%, to $3,676,550 as compared to $3,586,399 for the prior year period.

General and administrative expenses for the three months ended December 31, 2010 decreased by $114,986, or 15.5%, as compared to prior year period due to a $56,645 decrease in legal expense and a $48,157 decrease in stock-based compensation.  General and administrative expenses for the nine months ended December 31, 2010 increased by $62,428, or 2.9%, as compared to the prior year period attributable to a $89,586 increase in personnel expenses due to a severance payment, a $37,121 increase in legal expense associated with the Company’s delisting issues, a $39,861 increase in outside consultant expense associated with the launch of our SaaS initiative, partially offset by a $77,374 decrease in stock-based compensation expense.

Research and development expenses for the three months ended December 31, 2010 decreased slightly by $4,000, as compared to the prior year period. Research and development expenses for the nine months ended December 31, 2010 increased by $61,041, as compared to the prior year period due to increases in personnel and outside services.  Sales and marketing expenses for the three months ending December 31, 2010 increased slightly by $1,624, as compared to the prior year period. Sales and marketing expenses for the nine months ending December 31, 2010 decreased $15,315, as compared to prior year period due to a decrease in salary expenses.

In our effort to promote our brand name, increase our client base and expand our relationship with existing clients, we expect our operating expenses in both research and development and sales and marketing to increase.

Our depreciation and amortization expense for the three and nine months ended December 31, 2010 decreased by $11,461, or 33.9%, and $18,004, or 15.3%, respectively, as compared to the prior year period due to a number of our property and equipment items attaining a fully depreciated state during the fiscal.

Other Expenses

Other expenses, including interest expense and financing costs, for the three months ended December 31, 2010 decreased by $90,666, or 38.5%, to $144,350 as compared to $235,016 for the prior year period.  Other expenses, including interest expense and financing costs, for the nine months ended December 31, 2010 decreased by $411,165, or 52.3%, to $373,892 as compared to $785,056 for the prior year period. The decrease was primarily due to the effects of the restructuring of the related party notes on interest expense and the release of a $60,000 accrual of interest associated with debt.

Net Income (Loss)

Net income for the three months ended December 31, 2010 increased by $149,464 to a net income of $223,524 as compared to net income of $74,060 for the prior year period.  Net loss for the nine months ended December 31, 2010 increased by $619,299 to a net loss of $723,899 as compared to a net loss of $104,600 for the prior year period.  For details related to this loss see the preceding discussions related to revenues, cost of revenues, operating expenses and other income sections above.

Liquidity and Capital Resources

While the Company incurred an increase of $90,151 in its operating expenses for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009, operating expenses decreased $128,863 for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.  The reduction in operating expenses coincides with a decrease in revenues caused by a timing difference on the start of a consulting agreement. Due to our prior history of experiencing negative cash flow from operations and the debt financing that we put in place to cover this historical negative cash flow, as of December, 2010, we have approximately $3.1 million of debt coming due January 1, 2014 and another $0.8 million of SVB debt that currently will become callable at the end of the forbearance period on April 30, 2011.  While we expect to be able to enter into a new arrangement with SVB to avoid the SVB debt becoming callable in May 2011 and to be able to fund our operations and build enough cash to pay off this debt when it comes due later, if that is not the case, our viability as a going concern will be in jeopardy and will depend on our ability to obtain adequate sources of debt or equity funding to refinance this debt and to fund the continuation of our business operations and to ultimately achieve adequate profitability and cash flows to sustain our operations (see “Part II, Item 1.A Risk Factors”). In addition, we will need to increase revenues from transaction and subscription based software license contracts and professional services agreements and software licenses to become profitable.

Cash and cash equivalents decreased by $268,191 to $40,227 at December 31, 2010 from $308,418 at September 30, 2010.  Cash used by operating activities was $1,506 for the nine months ended September 30, 2010 compared to $886,426 provided by operating activities for the same period in the prior fiscal year.  SVB has agreed to allow the Company to continue to borrow under the A/R Line of Credit during the forbearance period as long as no additional events of default arise during such period.

Investing activities used $170,350 in the nine months ended September 30, 2010 compared to $13,085 used by investing activities for the same period in the prior fiscal year. Included in the nine month amount is $72,500 for construction in process for a website associated with the SaaS initiative.

Financing activities used cash of $232,459 in the nine months ended December 31, 2010 representing principle payments on SVB loan and revolver activity as compared to $187,652 of cash used by financing activities in the nine months ended December 31, 2009 for payment made on affiliate debt and financed phone equipment.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.Controls and Procedures

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, management has identified a material weakness in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.  As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

As stated in our Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended March 31, 2010, management identified a material weakness in our internal control over revenue recognition of license fee revenue, which is an integral component of our disclosure controls and procedures.  Specifically our management concluded that at March 31, 2010, there was a material weakness in the application of the accounting treatment regarding the recognition of license revenue at time of delivery as opposed to percentage of completion over the term of professional services.  This material weakness resulted in an error in the Company’s accounting and disclosures for revenue, net loss and shareholders’ equity and resulted in the restatement of the financial statements for the fiscal year ended March 31, 2010, and for the quarters ended June 30, 2010 and September 30, 2010.  As of the date of filing of this Report, we have since developed and implemented new procedures to remediate this material weakness.  Specifically, all future licenses sold will be reviewed to ensure appropriate accounting treatment.  These procedures will be documented internal controls and will be reviewed annually.

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

Item 1A.  Risk Factors

Investors should consider the following risk factors in addition to those risk factors disclosed in our Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended March 31, 2010, filed with the SEC on February 22, 2011 under “Item 1A. Risk Factors.”

We have debt that may come due in May 2011 that we will not be able to repay.

We are currently in default under our Credit Facility with SVB for failure to meet a financial covenant for the three months ended December 31, 2010.  While SVB has agreed to forbear from taking action with respect to this default until April 30, 2011, it has not agreed to waive the default.  Because the default is not capable of being cured, if SVB does not permanently waive this default before April 30, 2011, we will be subject to SVB's rights and remedies under the applicable loan documents, including its right to declare all debt owed under the Credit Facility (which currently is approximately $0.8 million) immediately due and owing and its right to foreclose on our properties and assets, including taking control of our cash accounts.  Even if such default is permanently waived by SVB, the A/R Line of Credit under the Credit Facility is set to mature on May 9, 2011 at which time all amounts owed on the A/R Line of Credit (which currently is approximately $0.5 million) will be due and owing on such date.  The Company does not currently have the funds to make either of these payments if they come due.  While we expect to enter into a new arrangement with SVB before April 30, 2011 pursuant to which SVB would agree to permanently waive the default and extend the maturity date of the A/R Line of Credit, there can be no assurance that such an arrangement will in fact be obtained.  Failure to obtain such an arrangement will give SVB the rights and remedies specified in the applicable loan documents, including its right to declare all debt owed under the Credit Facility immediately due and owing and its right to foreclose on our properties and assets, including taking control of our cash accounts.  If these rights are exercised before we are able to fully pay all amounts owed SVB under the Credit Facility, we will be forced to file for protection available under federal bankruptcy laws, which will likely render all of our equity, including our issued and outstanding Common Stock, valueless.

The Company has discovered material weaknesses in its internal control over financial reporting.

As disclosed in “Part 1, Item 4. Controls and Procedures,” the Company has identified a material weakness in its internal control over financial reporting. The Company has taken and will take actions to remediate the material weakness. However, no assurance can be given that such remedial actions will in fact be effective. Any failure in the effectiveness of the Company’s internal control over financial reporting could result in misstatements of the Company’s financial statements, which could have a material adverse effect on the Company’s financial reporting or could cause the Company to fail to meet its reporting obligations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

As of the date of this Report, the Company is in default under its Credit Facility with SVB as a result of failing to comply with the financial covenant contained in the Loan Agreement.  On February 8, 2011, the Company entered into a forbearance and amendment agreement with SVB pursuant to which, among other things, SVB agreed to forbear from taking action with respect to such non-compliance until April 30, 2011 (See “Part I, Item 1. Financial Statements Note 9 -Subsequent Events” and “Part II, 1.A Risk Factors”).

Item 4.        [Removed and Reserved]

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

10.2
Forbearance and First Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated February 8, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2011).

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

10.2
Forbearance and First Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated February 8, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2011).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

*Filed herewith