Form 10-K
period 2011-03-31
US DATAWORKS INC
filed 2011-07-13
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 12, 2011, the aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant, based on the $0.18 per share price for the Registrant's common stock as quoted by the OTC Bulletin Board on July 12, 2011 was $5,362,303 (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the Registrant have been deemed affiliates).

As of July 12, 2011, the number of outstanding shares of common stock of the Registrant was 33,401,485.

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

US DATAWORKS, INC.

TABLE OF CONTENTS

2011 FORM 10-K

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

All references to “US Dataworks,” “we,” “us,” or “our” means US Dataworks, Inc.

MICRworks™, Clearingworks ®, Returnworks™, Remitworks™, ClearPayments™, ClearDeposits™, ClearReturns™ and ClearInsights™ are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

PART I

ITEM 1.  BUSINESS

General

US Dataworks, Inc., a Nevada corporation (the “Company”), develops, markets, and supports payment processing software for on-premise customers and on-demand cloud-computing service customers within multiple market segments. Its customer base includes some of the largest financial institutions as well as credit card companies, government institutions, banker’s banks and high-volume merchants in the United States. The Company was formerly known as Sonicport, Inc.

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

Products

US Dataworks’ flagship product is Clearingworks.  Clearingworks is an on-demand payment processing service with proven, enterprise-class payment, deposit, returns processing and powerful payment analytic tools.  Clearingworks is designed to reduce the pain and cost of payment processing.  Clearingworks consists of four pillars of modern payment processing:  ClearPayments, ClearDeposits, ClearReturns and ClearInsights.  Clearingworks is delivered in two environments: a Cloud delivery model and an on-premise installed solution.

ClearPayments is an integrated, multi-channel payment platform designed to reduce operational costs by streamlining the payments from all channels into one fast and convenient platform. Payment channels include Web payments, telephone payments, mailed-in payments, and walk-in payments.  ClearDeposits quickly converts the incoming payment into working capital by consolidating deposits into the least cost deposit channel.  This includes routing to a specific banking relationship and converting check payments into fully electronic deposits. ClearReturns reduces the time businesses spend processing returned items by automated returns matching and automated processing of resubmissions and return fees.  This improves the ability to collect returned items, and improves the consistency of fee assessment.  ClearInsights provides reporting capabilities to assist in tracking payment status and in producing detailed analytic information.  ClearInsights simplifies control and reporting for compliance audits, improves quality control practices and offers visibility to monitor payment progress across multiple payment channels.

Customers

US Dataworks’ sells its products into several vertical markets within the market segments of Corporate Payments, Retail Payments, and Government. Customers include credit card issuers, major retailers and the United States Government.  Three of our customers, the Federal Reserve Bank of Cleveland, American Express and Regulus accounted for 66%, 9% and 9%, respectively, of our net revenue for the year ended March 31, 2011. Two of our customers, the Federal Reserve Bank of Cleveland and American Express, accounted for 61%, and 11%, respectively, of our net revenue for the year ended March 31, 2010.

Strategic Business Relationships

We have recently partnered with OptimizedNow, LLC to augment our cloud computing sales force and formally launch our multi-channel marketing program for Clearingworks. In connection with this arrangement, OptimizedNow provides us with a highly-structured inside sales team and sales process through which we expect to provide a high-touch, proactive buying experience that cost-effectively drives qualified buyers to our solutions.  Other significant business partners include The Bankers Bank of Oklahoma, who delivers our Clearingworks platform as a service to their members, and certain other Bankers Banks.

Competition

Our competitors in the financial services market include Wausau Financial Systems, J&B Software, Fiserv and First Data. The services offered by these and other competitors include electronic billing and payment, electronic funds transfer, payment solutions, reconciliation, checks by phone and recurring billing, as well as value-added services such as strategy consulting, marketing and technology infrastructure.  Although our competitors offer a variety of products and services, they remain burdened by their legacy platforms and struggle with integrating systems acquired by acquisition.

The US Dataworks strategy is to differentiate itself from these competitors by actively seeking markets that need our streamlined and modern payment processing solution.  We look for underserved markets, like the Bankers’ Banks market and the utility market and then position our product with precision to appeal to their real business problems.

The competitive factors influencing our success in these markets include:

•	Proven cost savings results;

•	Delivering white glove product implementation, customer service and support;

•	Expanding to embrace emerging payment channels;

•	Keeping the solution simple through cloud delivery and precise messaging;

•	Building a relationship with our customers and prospects through blogs, eBooks, twitter, email newsletter and trade publications; and

•	Continued innovation and leadership in payments processing.

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

Employees

As of July 13, 2011, we have 32 employees, 29 of which are full-time and 3 of which is part-time. We are not a party to any collective bargaining agreement with our employees. We believe our employee relations to be good.

Research and Development

For fiscal 2011 and 2010, we spent approximately $ 969,154 and $ 886,556, respectively, on research and development activities.

ITEM 1A.  RISK FACTORS

In addition to the other information in this Report, the following factors should be considered in evaluating us and our business.

The Company has a recent history of defaulting on its bank covenants which, if repeated, could force the Company to seek bankruptcy protection.

The Company has in the recent past been in default on the financial and certain other covenants contained in its loan and security agreement with its current senior lender, Silicon Valley Bank (“SVB”), and been forced to seek waivers and/or forbearance agreements from SVB to address such defaults.  Should this pattern repeat itself, no assurance can be given that the Company will be successful in obtaining such waivers and/or forbearance agreements in the future.  Failure to obtain waivers and/or forbearance agreements from SVB for future defaults would result in SVB having the right to accelerate all indebtedness owed it at the time of the default.  In that case, the Company would not likely have the funds to make these payments to SVB.  As the Company’s most senior secured lender, SVB would then have a right to foreclose on, and take possession and control over, all of the assets of the Company, including the Company’s cash and accounts receivable.  If SVB exercises this right, the Company would be forced to seek protection under federal bankruptcy laws which will likely render the Company’s equity securities, including the Company’s issued and outstanding common stock, valueless.

Our ability to continue as a going concern may be contingent upon our ability to raise capital.

The accompanying financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We believe we currently have adequate capital resources to fund anticipated cash needs through March 31, 2012. However, our current liquidity position is constrained and looks to remain that way for the near-term.  While we have taken a number of steps to address and improve this situation (as explained elsewhere in this Report), there can be no assurance that these steps will result in a meaningful improvement to our current and near-term liquidity position or that additional steps will not be required.  One such additional step that may become necessary involves raising additional equity and/or debt capital.  Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital at times and in amounts that are uncertain. In addition, there may be limited access to capital due to being listed on OTC Bulletin Board. Under such circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

•	curtail our operations significantly;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including a merger or sale of US Dataworks; and/or

•
in a worst-case scenario, seek protection from our creditors under federal bankruptcy laws, which would likely render our equity securities, including our issued and outstanding common stock valueless.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

We have a significant amount of debt coming due in fiscal 2014 that we may not be able to repay.

We have approximately $3.1 million of affiliate debt that we owe certain company insiders that is due and payable on January 1, 2014, all of which is secured by a lien on all of our properties and assets, including all of our accounts receivable.  In addition, under certain circumstances, we are required or permitted to defer interest payments on this debt.  However, the deferred interest will be payable when the condition allowing us to make such payments is met.  As of the date of this report, we had $146,942 in such accrued but unpaid interest on this debt and that amount is growing by approximately $29,000 each month thereafter.  While we expect to build enough cash to pay off these obligations as they come due, such may not be the case.  If we are not able to make the balloon principle payment or the deferred interest payment when due, we will need to refinance this debt or arrange to have the maturity dates extended. While we expect to be able to refinance this debt or reach an agreement to extend the maturity date of this debt if necessary, there can be no assurances that this will in fact occur.  In such case, failure to refinance or extend the maturity dates of this debt will give the secured holders of such debt the right to foreclose on our properties and assets, including our accounts receivables.  If these foreclosure rights are exercised, we will be forced to file for protection available under federal bankruptcy laws, which will likely render our equity securities, including our issued and outstanding common stock, valueless.

We have a general history of losses and may not operate profitably in the future.

We have incurred losses for the last five fiscal years ended March 31, 2011. As of March 31, 2011, our accumulated deficit was $65,718,567. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain clients and expand our relationships with clients for whom we would provide licensing agreements and system integration. Accordingly, we intend to invest heavily in marketing, strategic partnership, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in promoting our brand name and expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

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

We may not be able to maintain or develop new relationships with distribution channel partners. These strategic relationships are a core component of our sales and distribution strategy and are a part of our growth strategy. The loss of a distribution channel partner could harm our operating results.  Specifically, we are heavily relying on and investing in OptimizedNow, LLC to cause the sales and marketing program for our cloud-based Clearingworks platform solution to be successful.  Failure of these sales and marketing efforts could have a material adverse effect on our future operating results.

Because a small number of customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders or the failure to retain customers.

We have a small number of customers that account for a significant portion of our revenue. Our revenue could decline significantly because of a delay in signing agreements with a single customer or the failure to retain an existing customer. We may not obtain additional customers. The failure to obtain additional customers and the failure to retain existing customers will harm our operating results.

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

As disclosed in “Part II, Item 9,A. Controls and Procedures,” the Company has identified material weaknesses in its internal control over financial reporting.  The Company has taken actions to remediate the material weaknesses.  Any failure in the effectiveness of the Company’s internal control over financial reporting could result in misstatements of the Company’s financial statements, which could have a material adverse effect on the Company’s financial reporting or could cause the Company to fail to meet its reporting obligations. Management concluded that, as of March 31, 2011, our internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive office, which is our only property, currently consists of 18,790 square feet of office space, and is located at 1 Sugar Creek Center Blvd., 5th Floor, Sugar Land, Texas 77478, which, as of March 31, 2011, was leased through July 2012.  Since March 31, 2011, the Company has extended its office lease through January 31, 2018.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various legal and other proceedings that are incidental to the conduct of our business. We are currently not involved in any such legal proceedings.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Market and Share Prices

During fiscal 2011 and 2010, our common stock was traded on the American Stock Exchange under the symbol “UDW” and the Over-The-Counter (OTC) Bulletin Board and the OTC Pink Sheets under the symbol “UDWK.” The following table indicates the high and low per share sale prices as reported by the American Stock Exchange, the OTC Bulletin Board and the OTC Pink Sheets for the periods indicated.

	High	Low

Year Ended March 31, 2011

First Quarter	$0.27	$0.16

Second Quarter	0.21	0.17

Third Quarter	0.24	0.17

Fourth Quarter	0.25	0.17

Year Ended March 31, 2010

First Quarter	$0.45	$0.16

Second Quarter	0.39	0.24

Third Quarter	0.37	0.17

Fourth Quarter	0.30	0.17

Holders

As of July 13, 2011, the 33,401,485 issued and outstanding shares of our common stock were held by 318 stockholders of record.  Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table sets forth certain information as to our equity compensation plans as of March 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by the stockholders	6,445,132	$0.67	1,813,424
Equity compensation plans not approved by the stockholders	580,000	$1.02	—
Total	7,025,132	$0.70	1,813,424

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

Goodwill

FASB ASC Topic No. 350, “Intangibles – Goodwill and Other Intangibles” requires that goodwill for each reporting unit of an entity be tested for impairment by comparing the fair value of each reporting unit with its carrying value. The Company’s goodwill is attributable to a single reporting unit.  Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, the Company performs impairment tests annually during its fiscal fourth quarter. The Company did not record an impairment of goodwill for either the quarter ended March 31, 2011 or the year ended March 31, 2010.

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

Three of our customers, the Federal Reserve Bank of Cleveland, American Express and Regulus accounted for 66%, 9% and 9%, respectively, of our net revenue for the year ended March 31, 2011. Two of our customers, the Federal Reserve Bank of Cleveland and American Express, accounted for 61%, and 11%, respectively, of our net revenue for the year ended March 31, 2010.

At March 31, 2011, amounts due from three of our customers, American Express, the Federal Reserve Bank of Cleveland and Regulus, accounted for 39%, 38% and 10%, respectively, of accounts receivable then outstanding.

At March 31, 2010, amounts due from two of our customers, the Federal Reserve Bank of Cleveland and Regulus, accounted for 71% and 14%, respectively, of accounts receivable then outstanding.

Results of Operations

The results of operations reflected in this discussion include the operations of US Dataworks for the years ended March 31, 2011 and March 31, 2010.

Revenue

We generate revenues from (i) licensing and supporting software with fees due on a transactional or subscription basis, (ii) licensing software with fees due on the grant of the license and delivery of the software recognizing revenue as percentage of completion over term of professional services associated with license, (iii) providing maintenance, enhancement and support for previously licensed products, (iv) providing professional services and (v) other third party software resold in connection with our software.

	For the Year Ended March 31,
	2011	2010	Change
	(In 000's)
Software transactional and subscription revenues	$2,316	$2,026	14%
Software licensing revenues	537	-	100%
Software maintenance revenues	622	820	-24%
Professional services revenues	3,741	5,055	-26%
Software resale license	60	31	94%
Total revenues	$7,276	$7,932	-8%

Revenues for the year ended March 31, 2011 decreased 8% as compared to the year ended March 31, 2010.  As compared to the prior year period, (i) professional services revenue for the year ended March 31, 2011 decreased by 26% due to the timing of the completion of certain professional services contracts and the start of new contracts, (ii) software maintenance revenues for the year ended March 31, 2011 decreased 24% due to the non-renewal of certain maintenance agreements, (iii) software transactional and subscription revenue for the year ended March 31, 2011 increased 14% due to the addition of new customers, increased transactions of a larger customer and the addition of our first Cloud Computing customer, and (iv) license revenue for the year ended March 31, 2011 increased by $537K due to the recognition of license revenue as a percentage of completion of the associated professional fees.  We expect our transactional revenue to grow as more of our current customers, along with new customers generated by the launch of our Cloud Computing initiative, begin to run more of their business through our software products.

Cost of Revenues

Cost of revenues includes personnel costs associated with our software, maintenance, support, training and installation services of our on-premise and Cloud Computing offerings.  Cost of revenues also includes the cost of other third party software resold in connection with our software. Cost of revenues for the year ended March 31, 2011 decreased $319,657, or 11.3%, to $2,503,022 as compared to $2,822,679 for the year ended March 31, 2010.  This decrease was due to a reduction in payroll expense and outside labor of $196,779 caused by a decrease in professional services performed, a decrease of $101,431 in costs associated with third party software purchased for resale for the year ended March 31, 2011 and decreases in other expenses totaling $21,446.

Operating Expenses

Total operating expenses for the year ended March 31, 2011 increased $76,405, or 1.6%, to $4,862,456 as compared to $4,786,051 for the year ended March 31, 2010.

General and administrative expenses for the year ended March 31, 2011 increased $43,630, or 1.5%, to $2,846,581 as compared to $2,803,220 for the year ended March 31, 2010.  As compared to the prior year period, (i) payroll expense for the year ended March 31, 2011 increased $132,539 due to a severance payment, (ii) IT expense for the year ended March 31, 2011 increased $58,358 due to expenses associated with moving certain servers in-house, (iii) legal expenses for the year ended March 31, 2011 increased $40,422 associated with the Company’s delisting issues, (iv) stock-based compensation expense for the year ended March 31, 2011 decreased $140,800 primarily due to reduced issuances, (v) travel and entertainment expense for the year ended March 31, 2011 decreased $22,186 and (v) all other expenses for the year ended March 31, 2011 decreased $24,703.

Sales and marketing expenses for the year ended March 31 2011 decreased $25,275, or 2.67%, to $921,926 as compared to $947,201 for the year ended March 31, 2010.  The decrease was due to reduction in payroll expense of $157,530 that occurred when an open management position was not filled during the year, a reduction in advertising expense of $67,957 and a reduction in travel and entertainment expense of $3,192, partially offset by an increase in outside services expense of $203,404 from marketing expenditures in connection with Cloud Computing sales initiative.

Research and development expenses for the year ended March 31, 2011 increased $82,598, or 9.32%, to $969,154 as compared to $886,556 for the year ended March 31, 2010.  The increase is due to an increase in payroll expense and outside labor of $80,147 associated with Cloud Computing initiative and work on new software releases.

Depreciation and amortization expense for the year ended March 31, 2011 decreased $24,278, or 16.29%, to $124,795 as compared to $149,074 for the year ended March 31, 2010.  This decrease is attributable to a number of our property and equipment items attaining a fully depreciated state during the past fiscal year.

Our headcount at March 31, 2011 was 34 as compared to 36 at March 31, 2010.

Other Income (Expense)

Total other expense, including interest expense and financing costs, for the year ended March 31, 2011 decreased $424,366, or 45.04%, to $517,823 as compared to $942,189 for the year ended March 31, 2010. The decrease is principally due to a reduction of interest expense as a resulting from the loan restructure with Silicon Valley Bank and financing costs that were fully amortized in the prior year ended March 31, 2010.

Net Loss

Net loss for the year ended March 31, 2011 decreased $11,437, or 1.8%, to $607,783 as compared to $619,221 for the year ended March 31, 2010.

Liquidity and Capital Resources

Due to our prior history of experiencing negative cash flow from operations and the debt financing that we put in place to cover this historical negative cash flow, as of March 31, 2011, we have approximately $3.1 million of affiliate debt coming due January 1, 2014 and another $0.8 million of bank debt payable in various installments through February 2013.  In addition, under certain circumstances, we are required to defer interest payments on the affiliate debt.  However, this deferred interest will be payable when the conditions allowing us to make such payments is met.  As of the date of this report, we had $146,942 in such accrued but unpaid interest on this debt and that amount is growing by approximately $29,000 each month thereafter.  While we expect to be able fund our operations and build enough cash to pay off these obligations as they come due, if that is not the case, our viability as a going concern will be in jeopardy and will depend on our ability to obtain adequate sources of debt or equity funding to refinance this debt and to fund the continuation of our business operations and to ultimately achieve adequate profitability and cash flows to sustain our operations. In addition, we will need to increase revenues from transaction and subscription based software license contracts and professional services agreements and software licenses to become profitable.

In addition, we have taken a number of steps to address and improve this situation.  These steps include implementing staff reductions and not filling open management positions, terminating third party consulting services, obtaining rent abatements in connection with the negotiation of a renewal of our office lease and deferring interest payments on the affiliate debt. However, the effects of these steps will be offset by an increase in near-term principal payments on our term loan with SVB required as part of the most recent amendment to the Loan Agreement (see Note 9 - Subsequent Events) and significant near-term payments that we will owe to OptimizedNow, LLC in consideration for providing sales and marketing services to the Company.  Management believes these measures that have been put in place will effectively fund our operations through March 31, 2012 and for a reasonable period of time thereafter.  If our liquidity does not improve in a meaningful way, we will be forced to take additional steps to address the issue, the primary one being raising additional equity and/or debt capital.  However, there can be no assurance that we would be successful in attempting to raise such capital.

Cash and cash equivalents at March 31, 2011 decreased by $400,446 to $44,096 as compared to $444,542 at March 31, 2010.  Cash used by operating activities for the year ended March 31, 2011 was $43,909 as compared to cash provided by operating activities of $290,252 for the year ended March 31, 2010.

Cash used for investing activities for the year ended March 31, 2011 was $195,499 as compared to $13,086 for the year ended March 31, 2010. The increase in cash used for investing activities is due to infrastructure and a website associated with the Cloud Computing initiative.

Cash used for financing activities for the year ended March 31, 2011 was $161,038 as compared to $236,487 for the year ended March 31, 2010.  As compared to the prior year period (i) proceeds from the bank financings for the year ended March 31, 2011 decreased $506,301 due to proceeds of $1,000,000 received from bank loan for the year ended March 31, 2010 as compared to $493,700 of net borrowings on the A/R Line of Credit for the year ended March 31, 2011, (ii) payments on notes payable for the year ended March 31, 2011 increased $625,000, (iii) payments on extension of note payable- related party for the year ended March 31, 2011decreased $1,111,255 due to payments made in the prior year, (iv) deferred financing costs for the year ended March 31, 2011decreased $62,178 due to payments made in prior years, (v) notes payable equipment for the year ended March 31 ,2011decreased $33,316 due to payoff of phone equipment note in current year, partially offset by additional equipment financed.

We believe we currently have adequate capital resources to fund our anticipated cash needs through March 31, 2012. However, as stated above, our debt repayment obligations and our current liquidity position may require us to raise additional capital to remain a going concern.

Our contractual obligations, which are described elsewhere in our financial statements, have been summarized in the table below:

Contractual Obligations	Total as of March 31, 2011	Payment Schedule 2012	2013	2014	2015	2016	2017and beyond
Office Lease	$2,550,744	$274,021	$281,850	$378,932	$397,722	$416,512	$801,707
Notes Payable – Related Parties	$3,092,245			$3,092,245
Bank Credit Line	$493,699	$493,699
Notes Payable	$335,125	$169,968	$156,079	$3,301	$3,301	$2,476
Other Commitment	$77,454	$77,454

Total	$6,549,267	$1,015,142	$437,929	$3,474,478	$401,023	$418,988	$801,707

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

Fair Value Measurements: In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value   (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 was effective for the first reporting period beginning after issuance. There was no change to our financial statements due to the implementation of this guidance.

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

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after July 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. We are currently evaluating the impact of these new accounting standards on our financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

US DATAWORKS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

US Dataworks, Inc.

We have audited the accompanying balance sheet of US Dataworks, Inc. (a Nevada corporation) (the “Company”) as of March 31, 2011, and the related statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Dataworks, Inc. as of March 31, 2011, and the results of its operations and its cash flows for the year ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
July 13, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

US Dataworks, Inc.

We have audited the accompanying balance sheet of US Dataworks, Inc. (the “Company”) as of March 31, 2010, and the related statement of operations, stockholders’ equity, and cash flows for the period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Dataworks, Inc. as of March 31, 2010, and the results of its operations and its cash flows for the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the financial statements, the Company restated its March 31, 2010 financial statements.

/s/ Ham, Langston & Brezina, LLP

Houston, Texas
June 29, 2010, including Note 8 to the financial statements and except for (i) the “Revenue Recognition” and  “Concentration of Credit Risk and Significant Customers” disclosure in Note 2, (ii) Note 6 and (iii) Note 8, as to which the date is February 22, 2011.

US DATAWORKS, INC.
BALANCE SHEETS

	March 31, 2011	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$44,096	$444,542
Accounts receivable, trade	1,019,579	1,059,825
Prepaid expenses and other current assets	387,548	307,653
Total current assets	1,451,223	1,812,020
Property and equipment, net	240,500	169,796
Goodwill, net	4,020,698	4,020,698
Other assets	70,109	90,835

Total assets	$5,782,530	$6,093,349

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$663,667	$350,972
Accounts payable	582,304	235,077
Accrued expenses	79,557	246,558
Accrued interest – related parties	87,299	30,162
Deferred revenue	688,340	781,330
Total current liabilities	2,101,167	1,644,099

Long term Liabilities:
Notes payable	165,157	638,889
Notes payable – related parties, net of unamortized discount at March 31, 2011 and 2010 of $409,302 and $543,736, respectively	2,682,943	2,548,509
Total long term liabilities	2,848,100	3,187,398
Total liabilities	4,949,267	4,831,497

Commitments and contingencies

Stockholders’ equity:

Convertible Series B preferred stock, $0.0001 par value; 700,000 shares authorized; 109,933 shares issued and outstanding; $3.75 liquidation preference, dividends of $417,444 and $376,312 in arrears as of March 31, 2011 and 2010, respectively	11	11
Common stock, $0.0001 par value; 90,000,000 shares authorized; 33,318,842 and 33,103,951 shares issued and outstanding as of March 31, 2011 and 2010, respectively	3,331	3,310
Additional paid-in capital	66,548,488	66,369,315
Accumulated deficit	(65,718,567)	(65,110,784)

Total stockholders’ equity	833,263	1,261,852

Total liabilities and stockholders’ equity	$5,782,530	$6,093,349

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF OPERATIONS

For the years ended March 31, 2011 and 2010

	2011	2010

Revenues:
Software transactional and subscription revenues	$2,316,170	$2,025,794
Software licensing revenues	537,277	—
Software maintenance revenues	621,731	819,897
Professional services revenues	3,740,785	5,055,030
Software resale revenue	59,555	30,977

Total revenues	7,275,518	7,931,698

Cost of revenues	2,503,022	2,822,679

Gross profit	4,772,496	5,109,019

Operating expenses:
Research and development	969,154	886,556
Sales and marketing	921,926	947,201
General and administrative	2,846,581	2,803,220
Depreciation and amortization	124,795	149,074

Total operating expenses	4,862,456	4,786,051

Income (loss) from operations	(89,960)	322,968

Other (expense) income:
Financing costs – related parties	(5,181)	(242,175)
Interest expense	(25,159)	(178,411)
Interest expense – related parties	(489,558)	(521,844)
Other Income	2,075	241

Total other expense	(517,823)	(942,189)

Net loss	$(607,783)	$(619,221)

Basic loss per share	$(0.02)	$(0.02)

Diluted loss per share	$(0.02)	$(0.02)

Basic weighted-average shares outstanding	33,229,667	32,938,983

Diluted weighted-average shares outstanding	33,229,667	32,938,983

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended March 31, 2011 and 2010

	Preferred Stock Convertible Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance, March 31, 2009	109,933	$11	32,730,870	$3,273	$65,479,793	$(64,491,563)	$991,514
Warrants issued in exchange for note extension	—	—	—	—	635,567	—	635,567
Stock based compensation	—	—	373,081	37	253,955	—	253,992
Net loss	—	—	—	—	—	(619,221)	(619,221)
Balance at March 31, 2010	109,933	11	33,103,951	3,310	66,369,315	(65,110,784)	1,261,852
Expiration of private placement liability	—	—	—	—	66,000	—	66,000
Stock based compensation	—	—	214,891	21	113,173	—	113,194
Net loss	—	—	—	—	—	(607,783)	(607,783)
Balance at March 31, 2011	109,933	$11	33,318,842	$3,331	$66,548,488	$(65,718,567)	$833,263

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF CASH FLOWS
For the years ended March 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss from operating activities	$(607,783)	$(619,221)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	124,795	149,074
Amortization of note discount on notes payable	20,726	91,830
Amortization of deferred financing costs – related party	134,435	165,701
Stock based compensation	113,194	253,991
Changes in operating assets and liabilities:
Accounts receivable	40,246	(214,078)
Prepaid expenses and other current assets	(79,895)	(121,075)
Accounts payable	347,227	(12,055)
Accrued expenses	(101,001)	46,617
Accrued interest – related party	57,137	(8,174)
Deferred revenue	(92,990)	557,642

Net cash (used in) provided by operating activities	(43,909)	290,252

Cash flows used in investing activities:
Purchase of property and equipment	(195,499)	(13,086)
Net cash used in investing activities	(195,499)	(13,086)

Cash flows from financing activities:
Proceeds from bank loan	—	1,000,000
Proceeds from asset based bank loan	493,700	—
Repayment of notes payable — related parties	—	(1,111,255)
Repayment of note payable to bank	(652,778)	(27,778)
Deferred financing costs	—	(62,178)
Payments on equipment note payable	(1,960)	(35,276)

Net cash used in financing activities	(161,038)	(236,487)

Net (decrease) increase in cash and cash equivalents	(400,446)	40,679
Cash and cash equivalents, beginning of year	444,542	403,863
Cash and cash equivalents, end of year	$44,096	$444,542

Supplemental disclosures of cash flow information:

Interest paid	$385,464	$510,744
Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

US Dataworks, Inc., a Nevada corporation (the “Company”), develops, markets, and supports payment processing software for on-premise customers and on-demand cloud-computing service customers within multiple market segments. Its customer base includes some of the largest financial institutions as well as credit card companies, government institutions, banker’s banks and high-volume merchants in the United States. The Company was formerly known as Sonicport, Inc.

Due to our prior history of experiencing negative cash flow from operations and the debt financing that we put in place to cover this historical negative cash flow, as of March 31, 2011, we have approximately $3.1 million of affiliate debt coming due January 1, 2014 and another $0.8 million of bank debt payable in various installments through February 2013.  In addition, under certain circumstances, we are required to defer interest payments on the affiliate debt.  However, this deferred interest will be payable when the conditions allowing us to make such payments is met.  As of the date of this report, we had $146,942 in such accrued but unpaid interest on this debt and that amount is growing by approximately $29,000 each month thereafter.  While we expect to be able to fund our operations and build enough cash to pay off these obligations as they come due, if that is not the case, our viability as a going concern will be in jeopardy and will depend on our ability to obtain adequate sources of debt or equity funding to refinance this debt and to fund the continuation of our business operations and to ultimately achieve adequate profitability and cash flows to sustain our operations. In addition, we will need to increase revenues from transaction and subscription based software license contracts and professional services agreements and software licenses to become profitable.

In addition, we have taken a number of steps to address and improve this situation.  These steps include implementing staff reductions and not filling open management positions, terminating third party consulting services, obtaining rent abatements in connection with the negotiation of a renewal of our office lease and deferring interest payments on the affiliate debt.  However, the effects of these steps will be offset by an increase in near-term principal payments on our term loan with SVB required as part of the most recent amendment to the Loan Agreement (see Note 9 - Subsequent Events) and significant near-term payments that we will owe to OptimizedNow, LLC in consideration for providing sales and marketing services to the Company.  Management believes these measures that have been put in place will effectively fund our operations through March 31, 2012 and for a reasonable period of time thereafter.  If our liquidity does not improve in a meaningful way, we will be forced to take additional steps to address the issue, the primary one being raising additional equity and/or debt capital.  However, there can be no assurance that we would be successful in attempting to raise such capital.

Cash and cash equivalents at March 31, 2011decreased by $400,446 to $44,096 as compared to $444,542 at March 31, 2010.  Cash used by operating activities for the year ended March 31, 2011 was $43,909 as compared to cash provided from operating activities of $290,252 for the year ended March 31, 2010.

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

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company maintains cash deposits with a major bank that, from time-to-time, may exceed federally insured limits; however, the Company has not experienced any losses on deposits.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s receivables are recorded when revenue is earned and claims against third parties will be settled in cash.  The carrying value of the Company’s receivables represents their estimated net realizable value.   The Company extends credit to customers and other parties in the normal course of business.  The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts.  In evaluating the level of established reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors.  As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.  Provisions for bad debts and recoveries of accounts previously charged off are adjusted to the allowance account.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives as follows:

Furniture and fixtures	5 years
Telephone equipment	5 to 10 years
Computer equipment	5 years
Computer software	5 years
Leasehold improvements	Shorter of lease period or useful life of asset

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

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

Goodwill

FASB ASC Topic No. 350, “Intangibles – Goodwill and Other Intangibles”, requires goodwill for each reporting unit of an entity be tested for impairment by comparing the fair value of each reporting unit with its carrying value. The Company’s goodwill is attributable to a single reporting unit. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, the Company performs impairment tests annually during its fiscal fourth quarter. The Company did not have an impairment of goodwill to record for the years ended March 31, 2011 and March 31, 2010.

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

On April 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which is incorporated in ASC Topic No. 820 - 10, “Fair Value Measurements and Disclosures.”  ASC Topic No. 820 - 10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC Topic No. 820 – 10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC Topic No. 820 – 10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

Stock Options

The Company follows the guidance cited in ASC Topic No. 718, “Compensation – Stock Compensation”, to account for its stock options. ASC Topic No. 18 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The Company adopted ASC Topic No. 718 using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. Stock-based compensation expense recognized under ASC Topic No. 718, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances, for the years ended March 31, 2011 and March 31, 2010 was $113,195, and $253,992 respectively, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances.

 ASC Topic No. 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the years ended March 31, 2011 and March 31, 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures as per the tables below.

Upon adoption of ASC Topic No. 718, the Company continued to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant.  In determining the compensation cost of the options granted during the years ended March 31, 2011 and March 31, 2010, as specified by ASC Topic No. 718, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model.  The weighted average assumptions used in these calculations are summarized as follows:

	For the Year Ending
	March 31,
	2011	2010
Risk-free Interest Rate	2.35%	0.90%
Expected Life of Options Granted	10 years	10 years
Expected Volatility	117%	208%
Expected Dividend Yield	0	0
Expected Forfeiture Rate	30%	30%

As of March 31, 2011, there was approximately $12,536 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a period of 3 years.

Warrants

Warrants are valued using the lattice model using assumptions of market price at the time of grant, annual volatility and likelihood of exercise. There were no warrants granted during the year ended March 31, 2011, In determining the cost of the warrants granted during the year ended March 31, 2010, the value of each such warrant has been estimated on the date of grant and the assumptions used in these calculations are summarized as follows:  Market price of stock of $0.23, volatility of 134%, that the holders would exercise the warrants at maturity if the stock price was above the exercise price and the holders would exercise the warrants as they become exercisable at the target price of $.90 and lowering such target as the warrants approached maturity.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

Advertising Expense

Advertising costs are charged to expense as incurred. For the years ended March 31, 2011 and 2010, the Company recorded advertising expense of $63,093 and $131,050, respectively.

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

ASC Topic No. 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of the fiscal year ended March 31, 2011 and 2010, the Company does not have any uncertain tax position meeting the threshold prescribed by ASC Topic No. 740.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

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

For the year ended March 31, 2011, 18,341,071 potential common stock equivalents have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For the year ended March 31, 2010, 18,809,158 potential common stock equivalents have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.  Options and warrants typically convert on a one-for-one basis, see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion. The weighted-average common stock equivalents that were excluded from the computation of diluted net loss per share for the years ended March 31, 2011 and 2010 are as follows:

	Year Ended March 31,
	2011	2010

Options outstanding under the Company’s stock option plans	6,445,132	7,745,720
Options granted outside the Company’s stock option plans	580,000	1,160,000
Warrants outstanding in conjunction with private placements	7,539,364	7,539,364
Warrants outstanding for services rendered and litigation settlement	200,000	200,000
Warrants issued as consideration for note extensions	3,466,642	2,054,141
Convertible Series B preferred stock (a)	109,933	109,933

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

Concentrations of Credit Risk and Significant Customers

The Company sells its products throughout the United States and extends credit to its customers. It also performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.

Three of our customers, the Federal Reserve Bank of Cleveland, American Express and Regulus accounted for 66%, 9% and 9%, respectively, of our net revenue for the year ended March 31, 2011. Two of our customers, the Federal Reserve Bank of Cleveland and American Express, accounted for 61%, and 11%, respectively, of our net revenue for the year ended March 31, 2010.

 At March 31, 2011, amounts due from three of our customers, American Express, the Federal Reserve Bank of Cleveland and Regulus, accounted for 39%, 38% and 10%, respectively, of accounts receivable then outstanding. At March 31, 2010, amounts due from two of our customers, the Federal Reserve Bank of Cleveland and Regulus, accounted for 71% and 14%, respectively, of accounts receivable then outstanding.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements   (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by SFAS No. 157, Fair Value Measurements (ASC 820). The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. The implementation of this guidance did not have a material effect to the financial statements.

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

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. We do not expect that the impact of these new accounting standards will have a material effect on our financial statements.

Reclassifications

Certain reclassification were made to the 2010 financial statements to conform to the 2011 presentation, specifically, certain license revenues have been reclassified to software resale revenues on the Statement of Operations as this classification was deemed more appropriate. Such reclassifications had no effect on the balance sheet, prior year net income or statement of cash flows.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

3.	Property and Equipment

Property and equipment at March 31, 2011 and 2010 consisted of the following:

	2011	2010
Furniture and fixtures	$99,535	$99,535
Telephone and office equipment	198,781	182,275
Computer equipment	854,126	747,631
Computer software	1,343,596	1,271,098
Leasehold improvements	64,733	64,733
	2,560,771	2,365,272
Less accumulated depreciation and amortization	(2,320,271)	(2,195,476)
Total	$240,500	$169,796

Depreciation and amortization expense for the years ended March 31, 2011 and 2010 was $124,795 and $149,074, respectively.

4.	Bank and Other Long-Term Debt

At March 31, 2011 and March 31, 2010, the Company’s bank credit line and long-term debt consisted of the following:

	March 31, 2011	March 31, 2010
Bank credit line	$493,699	$-
Bank term loan	319,444	972,222
Notes payable –related party	3,092,245	3,092,245
Notes payable –equipment	15,681	17,639
Unamortized debt discount	(409,302)	(543,736)
Total secured notes payable and bank debt	3,511,767	3,538,370
Less: Current portion of long-term debt	663,667	350,972
Bank credit line and long-term debt, net of current portion	$2,848,100	$3,187,398

A/R Line of Credit and Term Loan

Effective as of October 27, 2010, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with SVB and related agreements and documents providing for a senior credit facility (the “Credit Facility”) comprised of an asset-based accounts receivable line of credit (the “A/R Line of Credit”) and a term loan.  The Loan Agreement amended and restated the previous loan agreement with SVB (also referred to herein as the “Prior Loan Agreement”) in its entirety.  On February 8, 2011, the Company entered into certain amendments to the Loan Agreement and the Credit Facility.  Additionally, since March 31, 2011, the Company entered into additional amendments to the Loan Agreement and Credit Facility (the “Recent Amendments”) (see Note 9- Subsequent Events).

In connection with the closing of the Loan Agreement, the Company repaid $402,750 of the outstanding principal amount of the term loan provided by SVB under the Prior Loan Agreement (the “Prior Term Loan”), leaving a principal balance of $402,750 on such term loan that is provided under and governed by the Loan Agreement (the “Refinanced Term Loan”).  The maturity date of the Refinanced Term Loan is February 1, 2013.  The Refinanced Term Loan accrues interest at the fixed annual rate of 7.00% and is payable monthly.  Principal payments on the Refinanced Term Loan are being made in twenty eight (28) equal monthly installments which began on November 1, 2010.  On the closing of the Loan Agreement, the Company used its cash on hand and borrowings under the A/R Line of Credit to fund the partial repayment of the Prior Term Loan.  Pursuant to the Recent Amendments, the Company has agreed to make certain additional principal payments on the Term Loan (see Note 9- Subsequent Events).

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

The maximum availability under the A/R Line of Credit is $1,000,000 and, as of March 31, 2011, the maturity date of the A/R Line of Credit was May 9, 2011.  Pursuant to the Recent Amendments, the maturity date has been extended to June 28, 2012 (See Note 9- Subsequent Events).  As of March 31, 2011, the following finance charges and collateral handling fees applied to the A/R Line of Credit:

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

For periods where the Company’s adjusted quick ratio is less than 1.30, it will be subject to the higher collateral handling fee, yielding an indicative annual interest rate on the A/R Line of Credit of approximately 10.31% based on the current SVB prime rate.  For periods where the collateral handling fee is reduced as discussed above, the Company’s indicative annual interest rate on the A/R Line of Credit would be approximately 8.06% based on the current SVB prime rate.  The finance charges and collateral handling fees for a particular financed receivable are due when the advance made on such financed receivable becomes due (as discussed below).  Pursuant to the Recent Amendments, the finance charges and collateral handling fees have been increased (See Note 9- Subsequent Events).

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

Subject to the commitment limits described above, the Company can borrow up to eighty percent (80%) of its eligible accounts receivable subject to a number of exceptions that include, but are not limited to, receivables that remain unpaid more than 90 days from the invoice date and receivables for work performed that have not yet been invoiced.  Under certain circumstances, SVB can, in its discretion, decrease the 80% cap, adjust the eligibility criteria to be more stringent and/or elect not to make an advance on a particular receivable.  The Company uses the proceeds from the A/R Line of Credit for general corporate purposes.  Pursuant to the Recent Amendments, the 80% borrowing availability was raised to 85% (See Note 9- Subsequent Events).

As of March 31, 2011, the Credit Facility, required that the Company comply with one financial covenant.  That covenant required that the Company meet minimum EBITDA requirements (where “EBITDA” is defined as earnings before expenses relating to interest, taxes, depreciation and amortization in accordance with GAAP, plus equity-based compensation expense).

The Company failed to comply with this covenant for the three month period ending December 31, 2010. This default was subsequently waived by SVB (See Note 9 – Subsequent Events)

Pursuant to the Recent Amendments, new financial covenants for subsequent periods were established (See Note 9- Subsequent Events).

The indebtedness owed under the Credit Facility is fully secured by a perfected first priority security interest in favor of SVB in all of the Company’s assets, including its cash, accounts receivable, inventory, equipment, intellectual property rights and contract rights.

Borrowing under the A/R Line of Credit is conditioned on (i) all representations and warranties contained in the Loan Agreement being true as of the date of the borrowing request and (ii) no “event of default” having occurred and be continuing or resulting from the requested advance.  The Loan Agreement contains a number of representations and warranties, including, but not limited to, those pertaining to due organization and existence, collateral, accounts receivable, litigation, the Company’s financial statements, solvency, regulatory compliance, investments, taxes and use of proceeds.  The Loan Agreement also contains a number of affirmative covenants, including, but not limited to, those pertaining to due organization and existence, government approvals, delivery of financial statements and other certificates, reports and other information, insurance, bank accounts, intellectual property rights, litigation and audit rights.  The Loan Agreement also contains a number of negative covenants, including, but not limited to, those pertaining to disposition of assets, changes in business and senior management, mergers and acquisitions, cash dividends, investments, transactions with affiliates, subordinated debt and regulatory compliance.

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

The terms of the Nicholson Refinance Note and the Ramey Refinance Note are as follows:

Refinance Notes
Nicholson	Ramey	Total
$2,295,000	$797,245	$3,092,245

The maturity date on the Refinance Notes is January 1, 2014. Interest on the Refinance Notes is payable monthly and no principal payments are required until maturity.  The annual interest rate for the Nicholson Refinance Note is 12% but reduces to 10% if the principal balance drops below $1,905,000.  The annual interest rate for the Ramey Refinance Note is 10%.  As of the date of this report, we had $146,942 in such accrued but unpaid interest on this debt and that amount is growing by approximately $29,000 each month thereafter.

The Refinance Notes are expressly subject to the terms and provisions of the Amended and Restated Subordination Agreement among SVB, Messrs. Nicholson and Ramey, and the Company that was entered into as of October 27, 2010 in connection with closing the New Credit Facility (the “Subordination Agreement”).  As of March 31, 2011, the Subordination Agreement provided, among other things, that no payments on the Refinance Notes other than regular scheduled non-default interest payments are permitted without the consent of SVB unless and until the New Credit Facility is paid in full and terminated.  Pursuant to the Recent Amendments, all payments on the Refinance Notes (including regular scheduled interest payments) are prohibited unless consented in writing to by SVB until the Term Loan is paid in full (See Note 9- Subsequent Events)

The Refinance Notes were originally issued pursuant to a Note Purchase Agreement between the Company and Messrs. Nicholson and Ramey dated August 13, 2008 that remains in effect.  The Refinance Notes are secured by a Security Agreement, dated August 13, 2008, by and between the Company and Messrs. Nicholson and Ramey, pursuant to which the Company granted Messrs. Nicholson and Ramey a security interest in all its personal property, whether now owned or hereafter acquired, including but not limited to, all accounts receivable, copyrights, trademarks, licenses, equipment and all proceeds as from such collateral.  Pursuant to the Subordination Agreement, this security interest will remain junior to SVB’s security interest under the New Credit Facility as long as such facility remains in place.

 Notes Payable – Equipment

In August 2007, the Company entered into a note payable with an equipment vendor to purchase new telephone equipment for $105,835. The note bears a 10.68% per annum interest rate, is secured by the equipment and was due in 36 equal monthly installments of $3,418. As of March 31, 2010, the outstanding balance on this note payable was $17,639 and was paid in full in fiscal year 2011.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

In December 2010, the Company entered into a capital lease agreement with CIT Technology Financing Services, Inc. to lease new telephone equipment for $16,505. The lease has a $1 purchase option at the end of 60 equal monthly installments of $379.  As of March 31, 2011, the outstanding balance on this capital lease was $15,681.

Payment Table

Future minimum payments under our loan agreements and notes payable at March 31, 2011 were as follows:

Year Ended March 31,	Amount

2012	$663,667
2013	156,079
2014	3,095,546
2015	3,301
2016	2,476

$3,921,069

Pursuant to the Recent Amendments, the Company has agreed to make certain additional principal payments on the Refinance Term Loan (see Note 9- Subsequent Events).

Expiration of Private Placement Liability

During the year ended March 31, 2011, the Company released a $66,000 accrual due to the expiration of a liability that arose in connection with a prior private placement of securities. This is included as a non cash activity on the statement of cash flows.

5.      Commitments and Contingencies

  Leases

The Company leases an office in Sugar Land, Texas under an operating lease agreement that, as of March 31, 2011, expired in July 2012. This lease was amended on June 2, 2011 by extending the term through January 31, 2018.  The amended lease provides for total rent abatements of approximately $188,000 and a refurbishment allowance of approximately $282,000.

Rent expense was $380,736 and $377,781 for the years ended March 31, 2011 and 2010, respectively.

Future minimum lease payments under operating leases as amended are as follows:

Year Ended March 31,	Amount

2012	274,021
2013	281,850
2014	378,932
2015	397,722
2016	416,512
2017 and beyond	801,707

$2.550,744

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

6.      Income Taxes

The tax effects of temporary differences that give rise to deferred taxes at March 31, 2011 and 2010 were as follows:

	2011	2010
Deferred tax assets:
United States federal net operating loss carryforwards	$10,029,371	$10,064,456
Effect of state net operating loss carryforwards	40,497	40,497
Accrued liabilities	217,579	51,129
Basis of property & equipment	(32,052)	(5,448)
Deferred Revenue	93,238	265,652
Stock based compensation	11,546	—
Total deferred tax assets	10,360,179	10,416,286
Valuation allowance	(10,360,179)	(10,416,286)
Net deferred tax assets	$—	$—

The valuation allowance decreased by $56,107 during the year ended March 31, 2011 and decreased by $54,993 during the year ended March 31, 2010.  At March 31, 2011, the Company had approximately $30,471,108 of federal net operating loss carryforwards attributable to losses incurred since the Company’s inception that may be offset against future taxable income through 2028. Because United States tax laws and the tax laws of most states limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Based on such limitations, the Company has significant NOL carryforwards for which realization of tax benefits is uncertain. Further, the benefit from utilization of NOL carryforwards could be subject to limitations if material ownership changes occur in the Company. For the years ended March 31, 2011 and 2010, the Company recognized revisions to deferred tax assets with offsetting revisions to the valuation allowance that resulted in an insignificant net change in the aggregate of total deferred tax assets less the valuation allowance.

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as follows:

	2011	2010

Income tax benefit at federal statutory rate	34.0%	34.0%
Non-deductible interest expense from beneficial conversion feature and issuance of common stock and stock warrants	(8.7)	(455.5)
Non-deductible compensation and other expense arising from issuance of common stock and stock warrants	—	(449.3)
Change in net operating loss and related valuation allowance	(25.3)	870.8
Total	—%	—%

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

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

At March 31, 2011 and March 31, 2010 there were accumulated, undeclared dividends in arrears of $417,444 and $376,312, respectively.

Common Stock Grants

During the year ended March 31, 2011, the Company completed the following:

The Company granted 41,625 shares of common stock (at $0.20 per share based on the closing price of the common stock on the grant date), 43,807 shares of common stock (at $0.19 per share based on the closing price of the common stock on the grant date), 41,625 shares of common stock (at $0.20 per share based on the closing price of the common stock on the grant date) and 37,834 shares of common stock (at $0.22 per share based on the closing price of the common stock on the grant date) to its outside directors pursuant to the Company’s Outside Director Compensation Plan. The Company expensed $33,282 related to these grants during the twelve months ended March 31, 2011. These grants were made under the 2000 Plan (defined below).

During the year ended March 31, 2010, the Company completed the following:

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

On June 26, 2009 the Company reached an agreement with the holders of certain notes payable to, among other things, extend  the due date of the notes payable. In connection with this extension, the Company issued to John L Nicholson, an independent director of the Company and a holder of one of the notes payable, 1,500,000 warrants to purchase the Company’s common stock at an exercise price of $0.43 per share. At the same time, the Company issued to Charles E. Ramey, the Chief Executive Officer and a holder of one of the notes payable, 354,141 warrants to purchase the Company’s common stock at an exercise price of $0.43 per share. (See further discussion under Note 4 – Bank and Other Long Term Debt – Notes Payable – Related Parties)

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

On February 9, 2010 the Company reached an agreement with the holders of these notes payable to restructure their loans to, among other things, further extend the due date on the notes payable. In connection with this extension, the Company issued to John L Nicholson, an independent director of the Company and a holder of one of the notes payable, 1,484,358 warrants to purchase the Company’s common stock at an exercise price of  $0.43 per share. At the same time, the Company issued to Charles E. Ramey, the Chief Executive Officer and a holder of one of the notes payable, 665,642 warrants to purchase the Company’s common stock at an exercise price of $0.43 per share. (See further discussion under Note 4 – Bank and Other Long Term Debt – Notes Payable – Related Parties)

Stock Options

In August 1999, the Company implemented its 1999 Stock Option Plan (the “1999 Plan”). In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”), which amends and restates the 1999 Plan.  As of March 31, 2011, the maximum aggregate number of shares which may be granted under the 2000 Plan was 9,500,000. Under the 2000 Plan, the exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of grant. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting.

During the year ended March 31, 2011, the Company granted 56,000 stock options.  During the year ended March 31, 2010, the Company granted 900,000 stock options.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, March 31, 2009	6,964,220	$0.72	1,160,000	$1.02
Granted	900,000	$0.24	—	$—
Forfeited/cancelled	(18,500)	$0.56	—	$—
Outstanding, March 31, 2010	7,845,720	$0.63	1,160,000	$1.02
Granted	56,000	$0.19	—	$—
Forfeited/cancelled	(1,456,588)	$0.44	(580,000)	$—
Outstanding, March 31, 2011	6,445,132	$0.67	580,000	$1.02
Exercisable, March 31, 2011	6,330,799	$0.69	580,000	$1.02

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at March 31, 2011 were 4.82 years and $0.68, respectively. The exercise prices for the options outstanding at March 31, 2010 ranged from $0.15 to $6.25, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted- Average Remaining Contractual Life	Weighted -Average Exercise Price	Weighted- Average Exercise Price of Options Exercisable

$0.15 - 0.80	4,897,298	4,782,965	5.50 years	$0.50	$0.51
$0.81 - 1.35	1,714,834	1,714,834	3.38 years	$0.93	$0.93
$1.36 - 6.25	413,000	413,000	2.76 years	$2.13	$2.13
	7,025,132	6,910,799

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

8.	Restatement of Financial Statements for Revenue Recognition

On January 21, 2011, the Company’s Audit Committee concluded that the Company’s previously filed financial statements for the Company’s fiscal year ended March 31, 2010 and for the Company’s fiscal quarter ended June 30, 2010 and September 30, 2010 could no longer be relied upon because of an error in such financial statements related to the Company’s accounting for a software license sold during the quarter ended March 31, 2010 (the “License”).

The Company recognized all of the license fee revenue associated with the License in March 2010 when the license agreement was executed and the software was provided to the customer.  In November 2010, the Company entered into a separate service agreement with the customer.  However, the original accounting did not consider the impact of essential services from that agreement which are common for such software to meet the customer’s intended use.  Therefore, the Company has determined that the software license fee revenue should have been recognized over the period the professional services are rendered.  To correct this error, the Company has restated the affected financial statements.

9.	Subsequent Events

Recent Amendments to Loan Agreement

On May 9, 2011, the Company and SVB entered into that certain Second Amendment to Amended and Restated Loan and Security Agreement (the “Second Amendment”) pursuant to which SVB agreed to (i) waive an event of default under the Loan Agreement due to the Company’s failure to comply with the covenant contained in Section 6.7(a) of the Loan Agreement for the three-month period ending December 31, 2010 (the “Covenant Default”), (ii) extend the maturity date of the asset-based accounts receivable line of credit to June 7, 2011, (iii) amend Section 6.7(a) of the Loan Agreement to set the minimum EBITDA requirement for the three months ending April 30, 2011 to $185,000 and (iv) waive the events of default  that occurred due to the Company making certain scheduled interest payments to its subordinated lenders prior to the Covenant Default having been waived pursuant to the Second Amendment.  In consideration for the Second Amendment, the Company paid an amendment fee of $1,000 to SVB.

On June 7, 2011, the Company and SVB entered into that certain Third Amendment to Amended and Restated Loan and Security Agreement (the “Third Amendment”) pursuant to which SVB agreed to (i) extend the maturity date of the asset-based accounts receivable line of credit to June 30, 2011 and (ii) amend Section 6.7(a) of the Loan Agreement to set the minimum EBITDA requirement for the three months ending May 31, 2011 to $100,000.

On July 7, 2011 but effective as of June 30, 2011, the Company and SVB entered into that certain Fourth Amendment to Amended and Restated Loan and Security Agreement (the “Fourth Amendment”) pursuant to which SVB and the Company agreed to the following amendments to the Loan Agreement:

(i)	the maturity date of the A/R Line of Credit is extended to June 28, 2012;
(ii)
the Company is required to make the following additional principal payments on the term loan to be applied in the inverse order of their maturity: $36,667 on July 7, 2011 and $30,000 on August 1, 2011;

(iii)	beginning in August 2011, the Company will make additional principal payments on the term loan to be applied in the inverse order of their maturity in an amount equal to 3% of its daily collections;
(iv)	the borrowing availability under the A/R Line of Credit is increased to 85% of eligible receivables; and
(v)
the finance charges applicable to the A/R Line of Credit are increased to 2.20% above SVB’s prime rate applied to full face amount of the receivable plus a collateral handling fee of 0.25% per month applied to the full face amount of the receivable except that if the Company’s adjusted quick ratio is greater than 1.00, the finance charge will be reduced to 1.25% above SVB’s prime rate applied to full face amount of the receivable plus a collateral handling fee of 0.10% per month applied to the full face amount of the receivable.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

The Loan Agreement was revised to (i) set the minimum EBITDA requirement for the three months ending June 30, 2011 to ($103,000), (ii) set the minimum EBITDA requirement for the three months ending July 31, 2011 to ($60,000) and (iii) thereafter, replace the EBITDA covenant with a minimum liquidity ratio covenant that requires the Company  to maintain a liquidity ratio of at least 1.20 at all times  but measured at the end of each month where the liquidity ratio is defined as (A) cash on hand plus net accounts receivable less financed receivables divided by (B) the total SVB term debt outstanding.  The Loan Agreement was amended to add an additional financial covenant beginning in September 2011 that requires the Company to maintain a fixed charge coverage ratio of at least 1.30 at all times but tested at the end of each month based on a trailing three-month total where the fixed charge coverage ratio, for a particular three-month period, is defined as (A) EBITDA minus capital expenditures (including capitalized software) for such three-month period divided by (B) the total of interest, principal and taxes paid during such three-month period.  The Loan Agreement was amended to provide that all financial covenants will automatically be eliminated when the term loan is paid in full.

 The Loan Agreement was amended to provide that no payments of any subordinated debt can be made without the prior written consent of SVB until the term loan is paid in full and all early termination fees were eliminated.  The following additional reporting requirements were imposed on the Company: (A) delivery of audited annual financial statements with an unqualified opinion from the Company’s auditors no later than 120 days after the end of the Company’s fiscal year and (B) delivery of the Company’s board-approved annual fiscal year financial projections no later than April 30 of the particular fiscal year.  In consideration for the Fourth Amendment, the Company paid a facility fee of $5,000 to SVB.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that, as of March 31, 2011, our internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Significant Changes in Internal Control over Financial Reporting.   A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim will not be prevented or detected on a timely basis. Our management concluded that there was a material weakness regarding the calculation of stock option values based on terms other than those listed.  This material weakness resulted in errors in the Company’s accounting and disclosures for shareholders’ equity and share-based compensation expense and resulted in the restatement of the financial statements for the fiscal years ended March 31, 2007, 2008 and 2009. We have developed and implemented new procedures to remediate the material weakness that existed in our internal control over financial reporting as of March 31, 2010.  Specifically, we created a new procedure to quarterly review accounting estimates for all equity transactions.  These procedures are documented internal controls and are reviewed annually.

Our management also identified a material weakness in our internal control over revenue recognition of license fee revenue, which is an integral component of our disclosure controls and procedures and internal control over financial reporting. Specifically our management concluded that at March 31, 2010, there was an error regarding the recognition of license revenue at time of delivery as opposed to percentage of completion over the term of professional services. Our management concluded that there was a material weakness in the application of the accounting treatment regarding the determination of revenue recognition for software provided to customers where professional services are essential to the functionality of the software. This material weakness resulted in an error in the Company’s accounting and disclosures for revenue, net loss, and shareholders’ equity and resulted in the restatement of the financial statements for the fiscal year ended March 31, 2010. During fiscal 2011 we have developed and implemented new procedures to remediate this material weakness. Specifically, all future licenses sold are reviewed to ensure appropriate consideration of undelivered services on the accounting treatment. These procedures are documented internal controls and are reviewed annually.

Management concluded that, as of March 31, 2011, our internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 is incorporated by reference pursuant to Regulation 14A under Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We expect to file a definitive proxy statement with the Securities and Exchange Commission (the “SEC”) within 120 days after the close of our fiscal year ended March 31, 2011.

ITEM 11.  EXECUTIVE COMPENSATION

Item 11 is incorporated by reference pursuant to Regulation 14A under the Exchange Act.  We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended March 31, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is incorporated by reference pursuant to Regulation 14A under the Exchange Act.  We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended March 31, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 is incorporated by reference pursuant to Regulation 14A under the Exchange Act.  We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended March 31, 2011.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Item 14 is incorporated by reference pursuant to Regulation 14A under the Exchange Act.  We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended March 31, 2011.

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

3(i).5
Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement filed with the SEC on Form S-3 filed May 14, 2002).

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

10.8
Lease Agreement dated as of July 22, 2007, by and between Registrant and Parkway Properties LP. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2008).

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

10.11	*	Formal Purchase Order from American Express Travel Related Services Company, Inc. pursuant to the Master Agreement for Consulting Services dated July 16, 2005, as amended.

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

10.21
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated July 26, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.22
Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated July 26, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.23
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated July 26, 2009 (Other Note) (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.24
US Dataworks, Inc. Common Stock Purchase Warrant issued on July 29, 2009 but effective as of July 26, 2009 by and between U.S. Dataworks, Inc. and Charles E. Ramey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009).

10.25
US Dataworks, Inc. Common Stock Purchase Warrant issued on July 29, 2009 but effective as of July 26, 2009 by and between U.S. Dataworks, Inc. and John L. Nicholson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009).

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

10.31
First Amendment to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated March 5, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2010).

10.32
Second Amendment to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated April 23, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2010).

10.33
Forbearance to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated August 16,     2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.34
Forbearance to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated September 20, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 24, 2010).

10.35
Forbearance to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated September 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 6, 2010).

10.36
Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated as of October 27, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 2, 2010).

10.37
Forbearance and First Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated February 8, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2011).

10.38
Second Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated May 9, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2011).

10.39
First Amendment to Lease Agreement by and between US Dataworks, Inc. and Parkway Properties, L.P. dated June 2, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2011).

10.40
Third Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2011).

10.41
Fourth Amendment to Amended and Restated Loan and Security Agreement dated June 30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2011)

Exhibit Number		Description of Document
23.1	**	Consent of Independent Public Registered Accounting Firm.

23.2	**	Consent of Independent Public Registered Accounting Firm.
24.1	**	Power of Attorney (included on signature page).

31.1	**	Section 302 Certification of Chief Executive Officer.

31.2	**	Section 302 Certification of Chief Financial Officer.

32.1	**	Section 906 Certification of Chief Executive Officer.

32.2	**	Section 906 Certification of Chief Financial Officer.

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment requested.
**	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US DATAWORKS, INC.

By:	/s/ Charles E. Ramey
Charles E. Ramey
Chief Executive Officer
Date: July 13, 2011

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles E. Ramey and Randall J. Frapart, and each of them, his true and lawful attorneys-in- act, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles E. Ramey	Chief Executive Officer	July 13, 2011
Charles E. Ramey	(Principal Executive Officer)
and Director

/s/ Randall J. Frapart	Chief Financial Officer	July 13, 2011
Randall J. Frapart	(Principal Financial Officer)

	Director	July 13, 2011
Joe Abrell

/s/ Reed Overfelt	Director	July 13, 2011
Reed Overfelt

/s/ J. Patrick Millinor	Director	July 13, 2011
J. Patrick Millinor

/s/ John L. Nicholson, M.D.	Director	July 13, 2011
John L. Nicholson, M.D.

/s/ Mario Villarreal	Director	July 13, 2011
Mario Villarreal

/s/ Thomas L. West, Jr.	Director	July 13, 2011
Thomas L. West, Jr.

Consent of Independent Registered Public Accounting Firm

 We have issued our report dated June 29, 2010, including the restatement disclosure in Note 8 to the financial statements and except for the (i) the “Revenue Recognition” and “Concentration of Credit Risk and Significant Customers” disclosure in Note 2, (ii) Note 6 and (iii) Note 8, as to which the date is February 22, 2011 with respect to the financial statements included in the Annual Report of US Dataworks, Inc. on Form 10-K/A (Amendment No. 2) for the year ended March 31, 2010 and as to the effects of the restatement discussed in Note 8. We hereby consent to the incorporation by reference of said reports in all currently effective Registration Statements of US Dataworks, Inc. on Forms S-3, S-4 and S-8, including without limitation, the US Dataworks, Inc. Registration Statements on Form S-8 (File Nos. 333-117740, 117731, 102840, 102842 and 130986) and the US Dataworks, Inc. Registration Statements on Form S-3 (File Nos. 333-126984, 333-121951,333-116134, 333-114307, 333-132379 and 333-163216).

/s/ Ham, Langston & Brezina, LLP
Houston, Texas
July 13, 2011

Consent of Independent Registered Public Accounting Firm

We have issued our report dated July 13, 2011, with respect to the financial statements included in the Annual Report on Form 10-K of US Dataworks, Inc. for the year ended March 31, 2011.  We hereby consent to the incorporation by reference of said report in the Registration Statements of US Dataworks, Inc. on Forms S-3, (File No. 333-121951, effective April 4, 2005, File No. 333-116134, effective July 22, 2004,  File No. 333-114307, effective April 4, 2005 and File No. 333-163216, effective January 11, 2010 ) and on Forms S-8 (File No. 333-117740, effective June 29, 2004,  File No. 117731, effective June 29, 2004,  File No. 102840, effective January 30, 2003, File No. 102842, effective January 30, 2003, and File No. 130986,  effective January 12, 2006 ).

/s/ GRANT THORNTON LLP
Houston, Texas
July 13, 2011

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

3(i).5
Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement filed with the SEC on Form S-3 filed May 14, 2002).

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

10.8
Lease Agreement dated as of July 22, 2007, by and between Registrant and Parkway Properties LP. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2008).

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

10.21
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated July 26, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.22
Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated July 26, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.23
Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated July 26, 2009 (Other Note) (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.24
US Dataworks, Inc. Common Stock Purchase Warrant issued on July 29, 2009 but effective as of July 26, 2009 by and between U.S. Dataworks, Inc. and Charles E. Ramey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009).

10.25
US Dataworks, Inc. Common Stock Purchase Warrant issued on July 29, 2009 but effective as of July 26, 2009 by and between U.S. Dataworks, Inc. and John L. Nicholson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009).

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

10.33
Forbearance to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated August 16,     2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.34
Forbearance to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated September 20, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 24, 2010).

10.35
Forbearance to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated September 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 6, 2010).

10.36
Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated as of October 27, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 2, 2010).

10.37
Forbearance and First Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated February 8, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2011).

10.38
Second Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated May 9, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2011).

10.39
First Amendment to Lease Agreement by and between US Dataworks, Inc. and Parkway Properties, L.P. dated June 2, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2011).

10.40
Third Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2011).

10.41
Fourth Amendment to Amended and Restated Loan and Security Agreement dated June 30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2011)

23.1	**	Consent of Independent Public Registered Accounting Firm.

23.2	**	Consent of Independent Public Registered Accounting Firm.

24.1	**	Power of Attorney (included on signature page).

31.1	**	Section 302 Certification of Chief Executive Officer.

31.2	**	Section 302 Certification of Chief Financial Officer.

32.1	**	Section 906 Certification of Chief Executive Officer.

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment requested.
**	Filed herewith