Form 10-K/A
period 2011-03-31
US DATAWORKS INC
filed 2011-07-18
CIK 1049505

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

US Dataworks, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amended Report”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Commission on July 13, 2011 (the “Original Report”). The purpose of this Amended Report is solely to file Exhibit 23.1 to the Original Report (Consent of Independent Public Registered Accounting Firm) and Exhibit 23.2 (Consent of Independent Public Registered Accounting Firm), which were inadvertently included in the body of the Original Report rather than as an exhibit thereto.

Except for the foregoing, this Amended Report does not amend the Original Report in any way and does not modify or update any disclosures contained in the Original Report, which continues to speak as of July 13, 2011. Accordingly, this Amended Report should be read in conjunction with the Original Report.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A (Amendment No. 1) has been identified.

Exhibit Number		Description of Document
23.1	*	Consent of Independent Public Registered Accounting Firm.

23.2	*	Consent of Independent Public Registered Accounting Firm.

31.1	*	Section 302 Certification of Chief Executive Officer.

31.2	*	Section 302 Certification of Chief Financial Officer.

32.1	*	Section 906 Certification of Chief Executive Officer.

32.2	*	Section 906 Certification of Chief Financial Officer.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US DATAWORKS, INC.

By:	/s/ Charles E. Ramey
Charles E. Ramey
Chief Executive Officer
Date: July 18, 2011

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles E. Ramey and Randall J. Frapart, and each of them, his true and lawful attorneys-in-act, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles E. Ramey	Chief Executive Officer	July 18, 2011
Charles E. Ramey	(Principal Executive Officer)
and Director

/s/ Randall J. Frapart	Chief Financial Officer	July 18, 2011
Randall J. Frapart	(Principal Financial Officer)

	Director	July 18, 2011
Joe Abrell

*	Director	July 18, 2011
Reed Overfelt

*	Director	July 18, 2011
J. Patrick Millinor

*	Director	July 18, 2011
John L. Nicholson, M.D.

*	Director	July 18, 2011
Mario Villarreal

*	Director	July 18, 2011
Thomas L. West, Jr.

* By:	/s/ Charles E. Ramey
Attorney-In-Fact

EXHIBIT INDEX

Exhibit Number	Description of Document

23.1	*	Consent of Independent Public Registered Accounting Firm.

23.2	*	Consent of Independent Public Registered Accounting Firm.

31.1	*	Section 302 Certification of Chief Executive Officer.

31.2	*	Section 302 Certification of Chief Financial Officer.

32.1	*	Section 906 Certification of Chief Executive Officer.

32.2	*	Section 906 Certification of Chief Financial Officer.

*	Filed herewith.