Form 10-Q
period 2011-06-30
US DATAWORKS INC
filed 2011-08-15
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

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
YES ☐ NO ☒

Number of shares of the issuer’s common stock outstanding as of August 12, 2011: 33,401,485.

US DATAWORKS, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2011

 NOTE REGARDING FORWARD LOOKING STATEMENTS AND CERTAIN TERMS

When used in this Report, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, our operating expenses, our strategic opportunities, adequacy of capital resources, our potential professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, expectations regarding net losses, expectations regarding cash flow and sources of revenue, benefits of our relationship with an MSP, statements regarding our growth and profitability, investments in marketing and promotion, fluctuations in our operating results, our need for future financing, effects of accounting standards on our financial statements, our investment in strategic partnerships, development of our customer base and our infrastructure, our dependence on our strategic partners, our dependence on personnel, our employee relations, our disclosure controls and procedures, our ability to respond to rapid technological change, expansion of our technologies and products, benefits of our products, our competitive position, statements regarding future acquisitions or investments, our legal proceedings, and our dividend policy.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed herein, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks referred to in “Part II - Item 1A. Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “US Dataworks,” the “Company,” “we,” “us,” or “our” means US Dataworks, Inc.

MICRworks™, Clearingworksâ, Returnworks™, Remitworks™, ClearPayments™, ClearDeposits™ ClearReturns™, and ClearInsights are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

PART I -  FINANCIAL INFORMATION

Item 1.	Financial Statements

US DATAWORKS, INC.
UNAUDITED CONDENSED BALANCE SHEETS

ASSETS	June 30, 2011	March 31, 2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$109,462	$44,096
Accounts receivable, trade	664,114	1,019,579
Prepaid expenses and other current assets	79,342	387,548
Total current assets	852,918	1,451,223

Property and equipment, net	218,968	240,500
Goodwill	4,020,698	4,020,698
Other assets	64,927	70,109
Total assets	$5,157,511	$5,782,530

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt	$516,662	$663,667
Accounts payable	381,573	582,304
Accrued expenses	133,484	87,299
Accrued interest – related party	147,194	79,557
Deferred revenue	565,490	688,340
Total current liabilities	1,744,403	2,101,167

Long term liabilities:
Notes payable	122,940	165,157
Note payable – related party, net of unamortized discount at June 30, 2011 and March 31, 2011 of $374,682 and $409,302, respectively	2,717,563	2,682,943
Total long term liabilities	2,840,503	2,848,100
Total liabilities	4,584,906	4,949,267

Commitments and Contingencies

Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value, 700,000 shares authorized, 109,933 shares issued and outstanding $3.75 liquidation preference, dividends of $427,727 and $417,444 in arrears as of June 30, 2011 and March 31, 2011, respectively	11	11

Common stock, $0.0001 par value 90,000,000 shares authorized, 33,365,082 and 33,318,842 shares issued and outstanding as of June 30, 2011 and March 31, 2011, respectively	3,336	3,331
Additional paid-in-capital	66,560,020	66,548,488
Accumulated deficit	(65,990,762)	(65,718,567)
Total stockholders’ equity	572,605	833,263

Total liabilities and stockholders’ equity	$5,157,511	$5,782,530

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,
	2011		2010
Revenues:
Software transactional and subscription revenues		$683,319	$499,217
Software licensing revenues		91,201	-
Software maintenance revenues		141,997	144,322
Professional services revenues		584,018	722,799
Software resale revenues		72,388	-

Total revenues		1,572,923	1,366,338

Cost of revenues		560,905	606,257

Gross profit		1,012,018	760,081

Operating expenses:
Research and development		253,241	242,507
Sales and marketing		303,451	271,787
General and administrative		558,209	746,107
Depreciation and amortization		24,629	29,797
Total operating expense		1,139,530	1,290,198

Loss from operations		(127,512)	(530,117)

Other expense:
Financing expense – related parties		(5,182)	(5,181)
Interest expense		(15,343)	(17,696)
Interest expense – related parties		(124,158)	(121,404)

Total other expense		(144,683)	(144,281)

Net loss		$(272,195)	$(674,398)

Basic loss per share		$(0.01)	$(0.02)

Diluted loss per share	$	(0.01)	$(0.02)

Basic weighted – average shares outstanding		33,364,574	33,145,576

Diluted weighted – average shares outstanding		33,364,574	33,145,576

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

For the Three Months Ended June 30,

	2011	2010

Cash flows from operating activities:
Net loss	$(272,195)	$(674,398)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	24,629	29,797
Amortization of note discount on notes payable – related parties	34,620	32,866
Amortization of deferred financing costs – related parties	5,182	5,181
Stock based compensation	11,537	49,155
Changes in operating assets and liabilities:
Accounts receivable	355,465	310,141
Prepaid expenses and other current assets	308,206	139,212
Accounts payable	(200,731)	81,394
Accrued expenses	46,185	(29,261)
Accrued interest – related parties	67,637	(973)
Deferred revenue	(122,850)	211,743

Net cash provided by operating activities	257,685	154,857

Cash flows from investing activities:
Purchase of property and equipment	(3,097)	-

Net cash used by investing activities	(3,097)	-

Cash flows from financing activities: Payments on bank loan	(188,671)	(92,152)
Payment on equipment loan payable	(551)	-

Net cash used by financing activities	(189,222)	(92,152)

Net increase in cash and cash equivalents	65,366	62,705

Cash and cash equivalents, beginning of period	44,096	444,542
Cash and cash equivalents, end of period	$109,462	$507,247

Supplemental disclosures of cash flow information:
Interest paid	$107,526	$106,234
Federal income taxes paid	¾	¾

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

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the fiscal year ending March 31, 2012.

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

Goodwill

The goodwill recorded on the Company’s books is from the acquisition of US Dataworks, Inc. in fiscal year 2002 which remains the Company’s single reporting unit. FASB ASC Topic No. 350, “Intangibles – Goodwill and Other Intangibles”), requires goodwill for each reporting unit of an entity be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, the Company performs impairment tests annually during the fourth quarter.

FASB ASC Topic No. 350 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for either the quarter ended June 30, 2011 or the year ended March 31, 2011.

Goodwill is classified as Level 3 within the fair value hierarchy.

Stock Options

The Company follows the guidance cited in ASC Topic No. 718, “Compensation – Stock Compensation”, to account for its stock options. ASC Topic No. 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Stock-based compensation expense recognized under ASC Topic No. 718, which consists of stock-based compensation expense related to employee and director stock options and restricted stock issuances, for the three months ended June 30, 2011 and June 30, 2010 was $11,531 and $49,157, respectively.

ASC Topic No. 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the three months ended June 30, 2011 and June 30, 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures as explained below.

Upon adoption of ASC Topic No. 718, the Company continued to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant.  There were no options granted during the three months ended June 30, 2011 or June 30, 2010.

As of June 30, 2011, there was approximately $10,669 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a period of one year.

Income and Loss per Share

The Company calculates income and loss per share in accordance with ASC Topic No. 260 – 10, “Earnings Per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

For the three months ended June 30, 2011, 16,041,692 potential common stock equivalents have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.  For the three months ended June 30, 2010, 18,942,771 potential common stock equivalents have been excluded from the computation of diluted net loss because the effect would have been anti-dilutive.  Options and warrants typically convert on a one-for-one basis – see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion. The weighted-average common stock equivalents that were excluded from the computation of diluted net loss per share for the three months ended June 30, 2011 and 2010 are as follows:

	For the Three Months
	Ended June 30,
	2011	2010

Options outstanding under the Company’s stock option plans	6,392,132	6,846,832
Options outstanding outside the Company’s stock option plans	580,000	580,000
Warrants outstanding in conjunction with private placements	5,292,985	7,539,364
Warrants outstanding for services rendered and litigation settlement	200,000	200,000
Warrants outstanding as consideration for note extensions	3,466,642	3,666,642
Convertible Series B preferred stock outstanding (a)	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion ratio of one share of Series B preferred stock for one share of common stock.

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

Three of our customers accounted for 53%, 12% and 10%, respectively, of our net revenue for the three months ended June 30, 2011. Three of our customers accounted for 58%, 11% and 11%, respectively, of our net revenue for the three months ended June 30, 2010.

At June 30, 2011, amounts due from three of our customers accounted for 51%, 15%, and 12% of accounts receivable. At June 30, 2010, amounts due from two of our customers accounted for 60% and 14% of accounts receivable.

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

The Company recorded a net loss of $272,195 in the first quarter and has computed the tax provision for the three months ended June 30, 2011 in accordance with the provisions of ASC 740-Income Taxes and ASC 270-Interim Reporting.  The Company has estimated that its overall effective tax rate for US purposes to be 0% for the three months ended June 30, 2011. Consequently, the Company recorded zero income tax expense or benefit for the period ended June 30, 2011. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. The Company’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. At June 30, 2011 and March 31, 2011 a valuation allowance has been maintained to fully offset net deferred tax assets until it is evident that the deferred tax assets will be utilized in the future.

At June 30, 2011, the Company had approximately $30.5 million of net operating loss carryforwards for U.S. purposes.  These loss carryforwards will expire beginning in 2020 through 2030 if not utilized.

The Company records expense and penalties related to unrecognized tax benefits as income tax expense, and there is no liability accrued for the payment of interest and penalties as of June 30, 2011 and March 31, 2011, respectively.  The Company recognized no tax benefits for uncertain positions during the three months ended June 30, 2011.

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

3.      Property and Equipment

Property and equipment at  June 30, 2011 and March 31, 2011 consisted of the following:

	June 30, 2011	March 31, 2011
Furniture and fixtures	$102,632	$99,535
Office and telephone equipment	198,781	198,781
Computer equipment	854,126	854,126
Computer Software	1,343,596	1,343,596
Leasehold improvements	64,733	64,733
	2,563,868	2,560,771
Less: accumulated depreciation and amortization	(2,344,900)	(2,320,271)
Total	$218,968	$240,500

Depreciation and amortization expense for the three months ended June 30, 2011 and 2010 was $24,629 and $29,797, respectively.

4.      Bank Credit Line and Long-Term Debt

At June 30, 2011 and March 31, 2011, the Company’s bank credit line and long-term debt consisted of the following:

	June 30, 2011	March 31, 2011

Bank credit line	$346,695	$493,699
Bank term loan	277,777	319,444
Notes payable –related party	3,092,245	3,092,245
Notes payable –equipment	15,130	15,681
Unamortized debt discount	(374,682)	(409,302)
Total secured notes payable and bank debt	3,357,165	3,511,767
Less: Current portion of long-term debt	(516,622)	(663,667)
Bank credit line and long-term debt, net of current portion	$2,840,543	$2,848,100

A/R Line of Credit and Term Loan

Effective as of October 27, 2010, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with SVB providing for a senior credit facility (the “Credit Facility”) comprised of an asset-based accounts receivable line of credit (the “A/R Line of Credit”) and a term loan (“Term Loan”).  The Loan Agreement amended and restated a previous loan agreement with SVB in its entirety. On February 8, 2011, May 9, 2011, June 7, 2011 and July 7, 2011, the Company entered into certain amendments to the Loan Agreement.

The Term Loan accrues interest at the fixed annual rate of 7.00% and is payable monthly.  Principal payments on the Term Loan are being made in equal monthly installments of $13,666.  Pursuant to the July 7, 2011 amendment, the Company is required to make additional principal payments as follows: $36,667 in July 2011, $30,000 by August 1, 2011 and, beginning in August 2011, additional principal payments equal to 3% of daily collections. Although the Term Loan has a maturity date of February 1, 2013, with the payment of the additional principal payments noted above, the Term Loan is expected to be fully repaid by February 2012.

The maximum availability under the A/R Line of Credit is $1,000,000. Subject to certain commitment limits, through June 30, 2011, the Company could borrow up to eighty percent (80%) of its eligible accounts receivable.  Pursuant to the July 7, 2011 amendment, SVB increased the borrowing availability up to eighty-five percent (85%) of its eligible accounts receivables.  Also, pursuant to the July 7, 2011 amendment, the maturity date of the A/R Line of Credit was extended to June 28, 2012.  The finance charges and handling fees that applied to the A/R Line of Credit through June 30, 2011 consisted of (i) a finance charge of 1.25% above SVB’s prime rate and (ii) a collateral handling fee of either 0.10% per month or 0.25% per month depending on whether the Company’s adjusted quick ratio was above or below 1.30 (for the quarter ended June 30, 2011, the higher collateral handling fee applied). These charges apply to the full face amount of the financed receivables.  The effective rate of these charges during the quarter ended June 30, 2011 was 10.31%.  Pursuant to the July 7, 2011 amendment, (i) the finance charge applicable to the A/R Line of Credit was increased to 2.20% above SVB’s prime rate but will reduce back to 1.25% above SVB’s prime rate if the Company’s adjusted quick ratio exceeds 1.00 and (ii) the adjusted quick ratio trigger to reduce the collateral handling fee was reduced to 1.00.

Through July 31, 2011, the Loan Agreement imposed one financial covenant that required the Company to meet certain minimum EBITDA requirements (where “EBITDA” is defined to include an add-back for equity-based compensation expense) for a trailing three-month period.  Beginning in August 2011, the EBITDA covenant was replaced with a minimum liquidity ratio covenant that requires the Company to maintain a liquidity ratio of at least 1.20 at all times but measured at the end of each month. Beginning in September 2011, the Loan Agreement imposes an additional covenant requiring the Company to maintain a fixed charge coverage ratio of at least 1.30 at all times but tested at the end of each month based on a trailing three-month total.  The Company failed to comply with the EBITDA covenant for the three months ended June 30, 2011.  On August 12, 2011, the Company received a waiver from SVB for that violation of the covenant.  All financial covenants will be eliminated when the Term Loan is paid in full.

The July 7, 2011 amendment also (i) provides that no payments of any subordinated debt can be made without the prior written consent of SVB until the Term Loan is paid in full, (ii) eliminates all early termination fees and (iii) imposes certain additional reporting requirements.

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

The terms of the Nicholson and Ramey Refinance Note are as follows:

Refinance Notes
Nicholson	Ramey	Total
$ 2,295,000	$ 797,245	$ 3,092,245

The maturity date on the Refinance Notes is January 1, 2014. Interest on the Refinance Notes is payable monthly (subject to certain conditions as discussed below) and no principal payments are required until maturity.  The annual interest rate for the Nicholson Refinance Note is 12% but reduces to 10% if the principal balance drops below $1,905,000.  The annual interest rate for the Ramey Refinance Note is 10%. As of June 30, 2011, we had $145,942 in accrued but unpaid interest on the Refinance Notes.

Pursuant to the July 7, 2011 amendment to the Loan Agreement, all payments on the Refinance Notes (including regular scheduled interest payments) are prohibited unless consented to in writing to by SVB until the Refinanced Term Loan is paid in full.

The Refinance Notes are secured by a Security Agreement, dated August 13, 2008, by and between the Company and Messrs. Nicholson and Ramey, pursuant to which the Company granted Messrs. Nicholson and Ramey a security interest in all its personal property, whether now owned or hereafter acquired, including but not limited to, all accounts receivable, copyrights, trademarks, licenses, equipment and all proceeds as from such collateral.  Pursuant to the Subordination Agreement, this security interest will remain junior to SVB’s security interest under the Credit Facility as long as such facility remains in place.

       Note Payable Equipment

In December 2010, the Company entered into a capital lease agreement with CIT Technology Financing Services, Inc. to lease new telephone equipment for $16,505. The lease has a $1 purchase option at the end of 60 equal monthly installments of $379.  As of June 30, 2011, the outstanding balance on this capital lease was $15,130.

Payment Table

Future minimum payments under our loan agreements and notes payable at June 30, 2011 were as follows:

Fiscal Year Ended March 31,	Amount

2012	$516,662
2013	113,862
2014	3,095,546
2015	3,301
2016	2,476
$3,731,847

The Company recently issued $125,000 in its 12% Senior Subordinated Notes due August 1, 2012 (see Note 9 – Subsequent Event).

5.      Commitments and Contingencies

 Leases

The Company leases an office in Sugar Land, Texas under an operating lease agreement that expires in January 31, 2018. Rent expense for the three months ended June 30, 2011 and 2010 was $93,461 and $90,612, respectively.

Future minimum lease payments under operating leases at June 30, 2011 were as follows:

Fiscal Year Ended March 31,	Amount

2012	$185,943
2013	281,850
2014	378,932
2015	397,722
2016	416,512
2017 and beyond	801,707
$2,462,666

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

At June 30, 2011, and March 31, 2011, there were accumulated, undeclared dividends in arrears of $427,727 and $417,444, respectively.

Stock Options

In August 1999, the Company implemented its 1999 Stock Option Plan (the “1999 Plan”). In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”), which amends and restates the 1999 Plan.  As of June 30, 2011, the maximum aggregate number of shares which may be granted under the 2000 Plan was 10,000,000. Under the 2000 Plan, the exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of grant. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting.

During the three months ended June 30, 2011, the Company did not grant any stock options.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
	Shares	Weighted-Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, March 31, 2011	6,445,132	$0.67	580,000	$1.02
Granted	--	--	--	--
Forfeited/canceled	(53,000)	$3.45	--	--
Outstanding, June 30, 2011	6,392,132	$0.65	580,000	$1.02
Exercisable, June 30, 2011	6,277,799	$0.66	580,000	$1.02

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at June 30, 2011 were 4.59 years and $0.68, respectively. The exercise prices for the options outstanding at June 30, 2011 ranged from $0.15 to $6.25 per share, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Weighted-Average Exercise Price of Options Exercisable

$0.15 – 0.80	4,872,298	4,757,965	5.25 years	$0.51	$0.51
$0.81 – 1.35	1,714,834	1,714,834	3.14 years	$0.93	$0.93
$1.36 – 6.25	385,000	385,000	2.71 years	$1.83	$1.83
	6,972,132	6,857,799

Common Stock Grants

During the three months ended June 30, 2011, the Company granted 46,240 shares of common stock (at $0.18 per share based on the closing price of the common stock on the grant date), to its outside directors pursuant to the Company’s Outside Director Compensation Plan. The Company expensed $8,323 related to these grants in the three months ended June 30, 2011. These grants were made under the 2000 Plan.

7.     Fair Value Measurements

On April 1, 2008, the Company adopted “Fair Value Measurements” in accordance with ASC Topic No. 820 - 10, “Fair Value Measurements and Disclosures”. ASC Topic No. 820 - 10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC Topic No. 820 – 10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC Topic No. 820 – 10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

8.      Liquidity

Due to our prior history of experiencing negative cash flow from operations and the debt financing that we put in place to fund this historical negative cash flow, as of June 30, 2011, we have approximately $3.1 million of affiliate debt coming due January 1, 2014 and another $277,777 of bank debt payable in various installments through February 2013 (although we expect to fully repay such debt by February 2012 by fulfilling the prepayment requirements of the Loan Agreement).  The balance of such bank debt as of the date of this report is $178,000. We also have an A/R Line of Credit with SVB that was renewed through June 28, 2012. In addition, under certain circumstances, we are required to defer interest payments on our affiliate debt.  However, this deferred interest will be payable when the conditions allowing us to make such payments is met.  As of June 30, 2011, we had $145,942 in such accrued but unpaid interest on this debt.  While we expect to be able to fund our operations and build enough cash to pay off these obligations as they come due, if that is not the case, our viability as a going concern will be in jeopardy and will depend on our ability to obtain adequate sources of debt or equity funding to refinance this debt and to fund the continuation of our business operations and to ultimately achieve adequate profitability and cash flows to sustain our operations. In addition, we will need to increase revenues from transaction and subscription based software license contracts and professional services agreements and software licenses to become profitable.

We have taken a number of steps to address and improve this situation.  These steps include implementing staff reductions and not filling open management positions, terminating third party consulting services, obtaining rent abatements in connection with the negotiation of a renewal of our office lease, deferring interest payments on the affiliate debt and raising $125,000 in debt financing (See Note 9 – Subsequent Event).  However, the effects of these steps will be offset by an increase in near-term principal payments on our term loan with SVB required as part of the most recent amendment to the Loan Agreement and near-term payments to OptimizedNow, LLC in consideration for providing sales and marketing services to the Company.  Management believes these measures that have been put in place will effectively fund our operations through September 30, 2012 and for a reasonable period of time thereafter.  If our liquidity does not improve in a meaningful way, we will be forced to take additional steps to address the issue, the primary one being raising additional equity and/or debt capital.  However, there can be no assurance that we would be successful in attempting to raise such capital in which case our ability to remain as a going concern would be in jeopardy.

9.      Subsequent Event

In early August 2011, the Company completed the initial closings of its private placement of units, with each unit consisting of (i) $1,000 in principal amount of its 12% Senior Subordinated Notes due August 1, 2012 (the “Notes”) and (ii) a three-year warrant to purchase approximately 465.1 shares of the Company’s common stock at an exercise price of $0.43 per share.  In connection with these initial closings, Company sold 125 units for a purchase price of $125,000 to two investors.  The investors received in the aggregate $125,000 in Notes and three-year warrants to purchase 58,138 shares of the Company’s common stock at an exercise price of $0.43 per share.  The Notes accrue interest at a rate of 12% per annum payable monthly in arrears.  No principal payments are required be made on the Notes until the maturity date, which is August 1, 2012.  The Notes will rank junior to the SVB bank debt but senior to all other Company debt, including the affiliate debt.  The Notes will be secured by a second lien on all of the assets of the Company which is junior only to the first lien securing the SVB bank debt. We are in the process of assessing the value of the warrants, which will be an Original Issue Discount (OID) to the two notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

We believe that of the significant accounting policies used in the preparation of our unaudited condensed financial statements (see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

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

Goodwill

The goodwill recorded on the Company’s books is from the acquisition of US Dataworks, Inc. in fiscal year 2002 which remains the Company’s single reporting unit. FASB ASC Topic No. 350, “Intangibles – Goodwill and Other Intangibles”), requires goodwill for each reporting unit of an entity be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, the Company performs impairment tests annually during the fourth quarter.

FASB ASC Topic No. 350 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for either the quarter ended June 30, 2011 or the year ended March 31, 2011.

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

Three of our customers accounted for 53%, 12% and 10%, respectively, of Company’s net revenues for the three months ended June 30, 2011. Three of our customers accounted for 58%, 11% and 11%, respectively, of the Company’s net revenues for the three months ended June 30, 2010.

At June 30, 2011, amounts due from three of our customers accounted for 51%, 15%, and 12% of accounts receivable. At June 30, 2010, amounts due from two of our customers accounted for 60% and 14% of accounts receivable.

Results of Operations

The results of operations reflected in this discussion include our operations for the three months ended June 30, 2011 and 2010.

Revenue

We generate revenues from (i) licensing and supporting software with fees due on a transactional or subscription basis, (ii) licensing software with fees due on the grant of the license and delivery of the software recognizing revenue as percentage of completion over the term of professional services associated with the license, (iii) providing maintenance, enhancement and support for previously licensed products, (iv) providing professional services, and (v) revenue in connection of other third party software resold in connection with our software.

	For the Three Months Ended June 30,
	2011	2010	Change

Software transactional and subscription revenues	$683,319	$499,217	37%
Software licensing revenues	91,201	-	100%
Software maintenance revenues	141,997	144,322	-2%
Professional services revenues	584,018	722,799	-19%
Software resale revenues	72,388	-	100%
Total revenue	$1,572,923	$1,366,338	15%

Total revenue increased by 15% for the three months ended June 30, 2011 as compared to the same period ended June 30, 2010. Software transactional and subscription revenue increased by 37% for the three months ended June 30, 2011 as compared to the prior year period due to increased transactions under management from a significant customer and from the addition of new customers.  License revenue is recognized ratably over the period that related services are rendered.  The increase in license revenue for the three months ended June 30, 2011 as compared to the prior year period relates to licenses for upgrades of the Clearingworks product by two of our customers.  Professional services revenue decreased by 19% for the three months ended June 30, 2011 as compared to the prior year period due to a decrease in consulting revenue from a large customer as we were in between the end of one consulting engagement and the start of a follow-on consulting engagement, offset by the professional services earned from upgrades by two of our customers.  The increase in software resale revenues for the three months ended June 30, 2011 as compared to the prior year period related to purchasing hardware as part of a professional services engagement.

Cost of Revenues

Cost of revenues includes personnel costs associated with our software, maintenance, support, training and installation services of our on premise and on-demand cloud-computing offerings.  Cost of revenues also includes the cost of other third party software resold in connection with our software. Cost of revenues for the three months ended June 30, 2011 decreased by $45,352, or 7%, to $560,905 as compared to $606,257 for the same period ended June 30, 2010.  This decrease was primarily due to a decrease of $88,643 in personnel costs, $26,407 in outside consulting labor and $8,241 in travel and entertainment expenses, partially offset by $77,939 of software resale expenses.

 Operating Expenses

Total operating expenses for the three months ended June 30, 2011 decreased by $150,668, or 12%, to $1,139,530 as compared to $1,290,198 for the prior year period.

General and administrative expenses for the three months ended June 30, 2011 as compared to prior year period decreased by $187,898, or 25%, from $746,107 to $558,209 due to a $78,305 decrease in legal expense, a $37,621 decrease in stock-based compensation, a $23,850 in decrease in outside services fee, a $14,291 decrease in outside data services, a $7,209 decrease in travel and entertainment expenses and a $26,623 decrease in other miscellaneous expenses.  Research and development expenses for the three months ended June 30, 2011 increased by $10,734 compared to the prior year period. Sales and marketing expenses for the three months ended June 30, 2011 increased by $31,664 compared to the prior year period due to an increase of $67,792 relating to the engagement in May 2011 of Full Quota for inside sales services, partially offset by decreases of $27,172 in travel and entertainment expenses, and $8,431 in advertising expenses. Our depreciation and amortization expense for the three months ended June 30, 2011 decreased by $5,168, or 17%,   compared to the prior year period due to a number of our property and equipment items attaining a fully depreciated state during the fiscal.

Other Expenses

Other expenses, including interest expense and financing costs, for the three months ended June 30, 2011 stayed flat as compared to the same prior year period.

Net Loss

Net loss for the three months ended June 30, 2011 improved by $402,203 to a net loss of $272,195 compared to net loss of $674,398 for the prior year period. For details related to this loss see the preceding discussions related to revenues, cost of revenues, operating expenses and other income sections above.

Liquidity and Capital Resources

Due to our prior history of experiencing negative cash flow from operations and the debt financing that we put in place to fund this historical negative cash flow, as of June 30, 2011, we have approximately $3.1 million of affiliate debt coming due January 1, 2014 and another $277,777 of bank debt payable in various installments through February 2013 (although we expect to fully repay such debt by February 2012 by fulfilling the prepayment requirements of the Loan Agreements).  The balance of such bank debt as of the date of this report is $178,000. We also have an A/R Line of Credit with SVB that was renewed through June 28, 2012. In addition, under certain circumstances, we are required to defer interest payments on our affiliate debt.  However, this deferred interest will be payable when the conditions allowing us to make such payments is met.  As of June 30, 2011, we had $145,942 in such accrued but unpaid interest on this debt.  While we expect to be able to fund our operations and build enough cash to pay off these obligations as they come due, if that is not the case, our viability as a going concern will be in jeopardy and will depend on our ability to obtain adequate sources of debt or equity funding to refinance this debt and to fund the continuation of our business operations and to ultimately achieve adequate profitability and cash flows to sustain our operations. In addition, we will need to increase revenues from transaction and subscription based software license contracts and professional services agreements and software licenses to become profitable.

We have taken a number of steps to address and improve this situation.  These steps include implementing staff reductions and not filling open management positions, terminating third party consulting services, obtaining rent abatements in connection with the negotiation of a renewal of our office lease, deferring interest payments on the affiliate debt and raising $125,000 in debt financing (See Note 9 – Subsequent Event).  However, the effects of these steps will be offset by an increase in near-term principal payments on our term loan with SVB required as part of the most recent amendment to the Loan Agreement and near-term payments to OptimizedNow, LLC in consideration for providing sales and marketing services to the Company.  Management believes these measures that have been put in place will effectively fund our operations through September 30, 2012 and for a reasonable period of time thereafter.  If our liquidity does not improve in a meaningful way, we will be forced to take additional steps to address the issue, the primary one being raising additional equity and/or debt capital.  However, there can be no assurance that we would be successful in attempting to raise such capital in which case our ability to remain as a going concern would be in jeopardy.

Cash and cash equivalents at June 30, 2011 increased by $65,366 to $109,462, as compared to $44,096 at March 31, 2011.  Cash provided by operating activities for the three months ended June 30, 2011 was $257,685 as compared to cash provided by operating activities of $154,875 for the three months ended June 30, 2010.  Cash used by investing activities for the three months ended June 30, 2011 was $3,097 as compared to zero for the prior year period.  Cash used by financing activities for the three months ended June 30, 2011 was $189,922 as compared to $92,152 for the prior year period.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, have concluded that, as of that date, our disclosure controls were effective at the reasonable assurance level.

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

Item 1A.    Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended March 30, 2011 filed with the SEC on July 13, 2011 under “Item 1A. Risk Factors.”

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

None.

       Item 3.                Defaults Upon Senior Securities

As previously disclosed, during a portion of the quarter ended June 30, 2011, the Company was in default under its Loan Agreement with SVB as a result of failing to comply with the minimum EBITDA covenant for the three months ended December 31, 2010.  This covenant default was waived by SVB on May 9, 2011. In addition, the Company failed to comply with the EBITDA covenant for the three months ended June 30, 2011.  On August 12, 2011, the Company received a waiver from SVB for that violation of the covenant.

Item 4.               Removed and Reserved

Item 5.               Other Information

None.

Item 6.               Exhibits

Listed below are the exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description of Document

10.38
Second Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated May 9, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2011)..

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

10.41
Fourth Amendment to Amended and Restated Loan and Security Agreement dated June 30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2011).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer or person performing similar functions.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*	Interactive Data File
________
*Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 15, 2011
US DATAWORKS, INC.

By:	/s/ Charles E. Ramey
Charles E. Ramey
Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.38
Second Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated May 9, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2011)..

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

10.41
Fourth Amendment to Amended and Restated Loan and Security Agreement dated June 30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2011).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*	Interactive Data File
________
*Filed herewith