Form 10-Q
period 2011-09-30
US DATAWORKS INC
filed 2011-11-14
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
YES ☐ NO ☒

Number of shares of the issuer’s common stock outstanding as of November 14, 2011: 33,426,148.

US DATAWORKS, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

All references to “US Dataworks,” the “Company,” “we,” “us,” or “our” means US Dataworks, Inc.

MICRworks™, Clearingworks™, Returnworks™, Remitworks™, ClearPayments™, ClearDeposits™, ClearReturns™, and ClearInsights™ are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

US DATAWORKS, INC.
UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2011	March 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$-	$44,096
Accounts receivable, trade	836,569	1,019,579
Prepaid expenses and other current assets	225,608	387,548
Total current assets	1,062,177	1,451,223

Property and equipment, net	213,780	240,500
Goodwill	4,020,698	4,020,698
Other assets	62,840	70,109
Total assets	$5,359,495	$5,782,530

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt, net of unamortized discount at September 30, 2011 of $7,111	$664,174	$663,667
Accounts payable	632,535	582,304
Accrued expenses	274,017	79,557
Accrued interest – related parties	236,452	87,299
Deferred revenue	464,465	688,340
Total current liabilities	2,271,643	2,101,167

Long term liabilities:
Notes payable	10,728	165,157
Notes payable – related parties, net of unamortized discount at September 30, 2011 and March 31, 2011 of $339,223 and $409,302, respectively	2,745,909	2,682,943
Total long term liabilities	2,756,637	2,848,100
Total liabilities	5,028,280	4,949,267

Commitments and Contingencies

Stockholders’ Equity:
Convertible Series B preferred stock, $0.0001 par value, 700,000 shares authorized, 109,933 shares issued and outstanding $3.75 liquidation preference, dividends of $438,123 and $417,444 in arrears as of September 30, 2011 and March 31, 2011, respectively	11	11

Common stock, $0.0001 par value 90,000,000 shares authorized, 33,401,485 and 33,318,842 shares issued and outstanding as of September 30, 2011 and March 31, 2011, respectively	3,340	3,331
Additional paid-in-capital	66,575,476	66,548,488
Accumulated deficit	(66,247,612)	(65,718,567)
Total stockholders’ equity	331,215	833,263

Total liabilities and stockholders’ equity	$5,359,495	$5,782,530

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Software transactional and subscription revenues	$684,908	$586,765	$1,368,226	$1,085,982
Software licensing revenues	7,268	-	98,470	-
Software maintenance revenues	163,637	140,866	305,634	285,188
Professional services revenues	826,497	977,267	1,410,515	1,700,066
Software resale revenues	4,301	-	76,689	-

Total revenues	1,686,611	1,704,898	3,259,534	3,071,236

Cost of revenues	542,733	586,266	1,103,638	1,192,523

Gross profit	1,143,878	1,118,632	2,155,896	1,878,713

Operating expenses:
Research and development	206,366	252,766	459,607	495,273
Sales and marketing	385,405	210,865	688,856	482,652
General and administrative	638,129	797,685	1,196,338	1,542,548
Depreciation and amortization	22,849	46,322	47,478	76,119
Total operating expense	1,252,749	1,307,638	2,392,279	2,596,592

Loss from operations	(108,871)	(189,006)	(236,383)	(717,879)

Other expense:
Interest expense	(23,011)	37,912	(43,535)	15,035
Interest expense – related party	(124,970)	(123,172)	(249,127)	(244,576)
Total other expense	(147,981)	(85,260)	(292,662)	(229,541)
Net loss	$(256,852)	$(274,266)	$(529,045)	$(947,420)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Basic and diluted weighted-average shares outstanding	33,401,485	33,188,907	33,382,931	33,167,132

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

For the Six Months Ended September 30,

	2011	2010

Cash flows from operating activities:
Net loss	$(529,045)	$(947,420)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	47,478	76,120
Amortization of note discount on notes payable – related parties	70,075	66,527
Amortization of deferred financing costs	7,269	10,363
Stock based compensation	19,886	89,286
Changes in operating assets and liabilities:
Accounts receivable	183,010	482,306
Prepaid expenses and other current assets	161,940	199,187
Accounts payable	50,231	32,410
Accrued expenses	194,460	(112,955)
Accrued interest – related parties	149,153	-
Deferred revenue	(223,875)	241,201

Net cash provided by operating activities	130,582	137,025

Cash flows from investing activities:
Purchase of property and equipment	(20,758)	(88,844)

Net cash used by investing activities	(20,758)	(88,844)

Cash flows from financing activities:
Payments on notes payable to bank	(486,984)	(559,305)
Proceeds from line of credit	209,714	375,000
Proceeds from issuance of notes payable	125,000	-
Payment on equipment loan payable	(1,650)	-

Net cash used by financing activities	(153,920)	(184,305)

Net decrease in cash and cash equivalents	(44,096)	(136,124)

Cash and cash equivalents, beginning of period	44,096	444,542
Cash and cash equivalents, end of period	$-	308,418

Supplemental disclosures of cash flow information:
Interest paid	$28,110	$229,541
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business

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

Revenue Recognition

The Company recognizes revenues associated with its software products in accordance with the provisions of the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 985 – 605, Software Revenue Recognition.

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

At September 30, 2011 the Company had a negative cash balance of $1,377 which is being reported in accounts payable on the balance sheet.  Based on eligible accounts receivable at September 30, 2011, the Company had $236,113 borrowing availability under the A/R Line of Credit.

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

Goodwill

The goodwill recorded on the Company’s books is from the acquisition of US Dataworks, Inc. in fiscal year 2002 which remains the Company’s single reporting unit. ASC Topic No. 350, Intangibles – Goodwill and Other Intangibles, requires goodwill for each reporting unit of an entity be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, the Company performs impairment tests annually during the fourth quarter.

FASB ASC Topic No. 350 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for either the quarter ended September 30, 2011 or the year ended March 31, 2011.

Goodwill is classified as Level 3 within the fair value hierarchy.

Stock Options

The Company follows the guidance cited in ASC Topic No. 718, Compensation – Stock Compensation, to account for its stock options. ASC Topic No. 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Stock-based compensation expense recognized under ASC Topic No. 718, which consists of stock-based compensation expense related to employee and director stock options and restricted and unrestricted stock issuances, for the six months ended September 30, 2011 and September 30, 2010 was $19,886 and $89,286, respectively.

ASC Topic No. 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the six months ended September 30, 2011 and September 30, 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

Upon adoption of ASC Topic No. 718, the Company continued to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant.  There were 50,000 and 25,000 employee stock options granted during the six months ended September 30, 2011 and September 30, 2010, respectively.

As of September 30, 2011, there was approximately $13,789 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a period of one year.

Income and Loss per Share

The Company calculates income and loss per share in accordance with ASC Topic No. 260 – 10, Earnings Per Share. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

For the six months ended September 30, 2011, 15,388,875 potential common stock equivalents have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.  For the six months ended September 30, 2010, 18,601,105 potential common stock equivalents have been excluded from the computation of diluted net loss because the effect would have been anti-dilutive.  Options and warrants typically convert on a one-for-one basis – see below for details of the conversion of the preferred stock into shares of common stock. The weighted-average common stock equivalents that were excluded from the computation of diluted net loss per share for the six months ended September 30, 2011 and 2010 are as follows:

	For the Six Months
	ended September 30,
	2011	2010

Options outstanding under the Company’s stock option plans	6,344,832	6,571,832
Options outstanding outside the Company’s stock option plans	580,000	580,000
Warrants outstanding in conjunction with private placements	4,687,468	7,539,364
Warrants outstanding for services rendered and litigation settlement	200,000	200,000
Warrants outstanding as consideration for note extensions	3,466,642	3,599,976
Convertible Series B preferred stock outstanding (a)	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion ratio of one share of Series B preferred stock for one share of common stock.

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

Two of the Company’s customers accounted for 55% and 9%, respectively, of the total net revenues for the six months ended September 30, 2011. Three of the Company’s customers accounted for 61%, 10% and 9%, respectively, of the total net revenues for the six months ended September 30, 2010.

At September 30, 2011, amounts due from three of the Company’s customers accounted for 63%, 12% and 9%, respectively, of accounts receivable. At September 30, 2010, amounts due from four of the Company’s customers accounted for 38%, 19%, 13% and 10%, respectively, of accounts receivable.

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

The Company recorded a net loss of $529,045 for the six months ended September 30,2011 and has computed the tax provision for the six months ended September 30, 2011 in accordance with the provisions of ASC Topic No. 740, Income Taxes and ASC Topic No. 270, Interim Reporting.  The Company has estimated that its overall effective tax rate for US purposes to be 0% for the six months ended September 30, 2011. Consequently, the Company recorded zero income tax expense or benefit for the period ended September 30, 2011. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. The Company’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. At September 30, 2011 and March 31, 2011, a valuation allowance has been maintained to fully offset net deferred tax assets until it is evident that the deferred tax assets will be utilized in the future.

At September 30, 2011, the Company had approximately $30.7 million of net operating loss carryforwards for U.S. purposes.  These loss carryforwards will expire beginning in 2020 through 2030 if not utilized.

The Company records expense and penalties related to unrecognized tax benefits as income tax expense, and there is no liability accrued for the payment of interest and penalties as of September 30, 2011 and March 31, 2011, respectively.  The Company recognized no tax benefits for uncertain positions during the six months ended September 30, 2011.

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financials were issued, and has determined there are no events that would require disclosure herein.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements   (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by ASC 820. The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. The implementation of this guidance did not have a material effect to the financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  This ASU is intended to simplify how entities, both public and nonpublic, test goodwill for impairment.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles – Goodwill and Other.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal year beginning after December 15, 2011 with early adoption permitted.  We expect to early adopt the provision of ADU 2011-08 during the fiscal third quarter 2012 and do not believe that the adoption of this standard will have a material impact on our financial position, results of operations, or cash flows.

3.	Property and Equipment

Property and equipment at September 30, 2011 and March 31, 2011 consisted of the following:

	September 30, 2011	March 31, 2011

Furniture and fixtures	$102,630	$99,535
Office and telephone equipment	198,781	198,781
Computer equipment	854,126	854,126
Computer software	1,361,259	1,343,596
Leasehold improvements	64,733	64,733
	2,581,529	2,560,771
Less: accumulated depreciation and amortization	(2,367,749)	(2,320,271)
Total	$213,780	$240,500

Depreciation and amortization expense for the three months ended September 30, 2011 and 2010 was $22,849 and $46,322, respectively.  Depreciation and amortization expense for the six months ended September 30, 2011 and 2010 was $47,478 and $76,119, respectively.

4.	Bank Credit Line and Long-Term Debt

At September 30, 2011 and March 31, 2011, the Company’s bank credit line and long-term debt consisted of the following:

	September 30, 2011	March 31, 2011

Bank credit line	$390,722	$493,699
Bank term loan	145,151	319,444
Notes payable	125,000	-
Notes payable –related parties	3,092,245	3,092,245
Notes payable –equipment	14,031	15,681
Unamortized debt discount	(346,338)	(409,302)
Total secured notes payable and bank debt	3,420,811	3,511,767
Less: Current portion of long-term debt	(664,174)	(663,667)
Long-term debt, net of current portion	$2,756,637	$2,848,100

A/R Line of Credit and Term Loan

Effective as of October 27, 2010, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for a senior credit facility (the “Credit Facility”) comprised of an asset-based accounts receivable line of credit (the “A/R Line of Credit”) and a term loan (“Term Loan”).  The Loan Agreement amended and restated a previous loan agreement with SVB in its entirety. On February 8, 2011, May 9, 2011, June 7, 2011, July 7, 2011, September 12, 2011, and November 1, 2011 the Company entered into certain amendments to the Loan Agreement.

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

The maximum availability under the A/R Line of Credit is $1,000,000. Subject to certain commitment limits, through June 30, 2011, the Company could borrow up to eighty percent (80%) of its eligible accounts receivable.  Pursuant to the July 7, 2011 amendment, SVB increased the borrowing availability up to eighty-five percent (85%) of its eligible accounts receivables.  Also, pursuant to the July 7, 2011 amendment, the maturity date of the A/R Line of Credit was extended to June 28, 2012.  The finance charges and handling fees that applied to the A/R Line of Credit through June 30, 2011 consisted of (i) a finance charge of 1.25% above SVB’s prime rate and (ii) a collateral handling fee of either 0.10% per month or 0.25% per month depending on whether the Company’s adjusted quick ratio was above or below 1.30 (for the quarter ended June 30, 2011, the higher collateral handling fee applied). These charges apply to the full face amount of the financed receivables.  The effective rate of these charges during the quarter ended June 30, 2011 was 10.31%.  Pursuant to the July 7, 2011 amendment, (i) the finance charge applicable to the A/R Line of Credit was increased to 2.20% above SVB’s prime rate but will reduce back to 1.25% above SVB’s prime rate if the Company’s adjusted quick ratio exceeds 1.00 and (ii) the adjusted quick ratio trigger to reduce the collateral handling fee was reduced to 1.00.  The effective interest rate of these changes for the quarter ended September 30, 2011 was 10.82%.

Through July 31, 2011, the Loan Agreement imposed one financial covenant that required the Company to meet certain minimum EBITDA requirements (where “EBITDA” is defined to include an add-back for equity-based compensation expense) for a trailing three-month period.  Beginning in August 2011, the EBITDA covenant was replaced with a minimum liquidity ratio covenant that requires the Company to maintain a liquidity ratio of at least 1.20 at all times but measured at the end of each month. Beginning in September 2011, the Loan Agreement imposed an additional covenant requiring the Company to maintain a fixed charge coverage ratio (excluding the mandatory $36,667 July 2011 principal payment, the mandatory $30,000 August 2011 principal payment and the mandatory principal payments of 3% of daily collections) of at least 1.30 at all times but tested at the end of each month based on a trailing three-month total.  The Company failed to comply with the EBITDA covenant for the three months ended June 30, 2011. On August 12, 2011 the Company received a waiver from SVB for the violation. The Company failed to comply with the EBITDA covenant for the three months ended July 31, 2011. On September 12, 2011 the Company received a conditional waiver from SVB which was subsequently met.  The Company failed to comply with the fixed charge coverage ratio covenant originally imposed for the three months ended September 30, 2011. Pursuant to the November 1, 2011 amendment, the Company received a waiver from SVB for the violation and SVB agreed to move the initial compliance period for the covenant to the three months ended November 30, 2011.  All financial covenants will be eliminated when the Term Loan is paid in full.

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

Notes Payable

In August 2011, the Company completed a private placement in which, investors received in the aggregate $125,000 in one-year notes (the “One-Year Notes”) and three-year warrants to purchase a total of 58,138 shares of the Company’s common stock at an exercise price of $0.43 per share.  The One-Year Notes accrue interest at a rate of 12% per annum payable monthly in arrears.  No principal payments are required to be made on the Notes until the maturity date, which is August 1, 2012.  The One-Year Notes will rank junior to the SVB bank debt but senior to all other Company debt, including the affiliate debt.  The One-Year Notes will be secured by a second lien on all of the assets of the Company which is junior only to the first lien securing the SVB bank debt. The warrants were valued at $7,111, which will be an original issue discount to the One-Year Notes.

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

The terms of the Refinance Notes are as follows:

Refinance Notes
Nicholson	Ramey	Total
$2,295,000	$797,245	$3,092,245

The maturity date on the Refinance Notes is January 1, 2014. Interest on the Refinance Notes is payable monthly (subject to certain conditions as discussed below) and no principal payments are required until maturity.  The annual interest rate for the Nicholson Refinance Note is 12% but reduces to 10% if the principal balance drops below $1,905,000.  The annual interest rate for the Ramey Refinance Note is 10%. As of September 30, 2011, we had $236,452 in accrued but unpaid interest on the Refinance Notes.

Pursuant to the July 7, 2011 amendment to the Loan Agreement, all payments on the Refinance Notes (including regular scheduled interest payments) are prohibited unless consented to in writing to by SVB until the Refinanced Term Loan is paid in full.

The Refinance Notes are secured by a Security Agreement, dated August 13, 2008, by and between the Company and Messrs. Nicholson and Ramey, pursuant to which the Company granted Messrs. Nicholson and Ramey a security interest in all its personal property, whether now owned or hereafter acquired, including but not limited to, all accounts receivable, copyrights, trademarks, licenses, equipment and all proceeds as from such collateral.  Pursuant to the subordination agreements with SVB and the holders of the One-year Notes, this security interest will remain junior to SVB’s security interest under the Credit Facility as long as such facility remains in place and will be junior to the security interest of the holders of the One-Year Notes until those notes are paid in full.

Note Payable Equipment

In December 2010, the Company entered into a capital lease agreement with CIT Technology Financing Services, Inc. to lease new telephone equipment for $16,505. The lease has a $1 purchase option at the end of 60 equal monthly installments of $379.  As of September 30, 2011, the outstanding balance on this capital lease was $14,031.

Payment Table

Future minimum payments under our loan agreements and notes payable at September 30, 2011 were as follows:

Fiscal Year Ended March 31,	Amount

2012	$475,782
2013	190,119
2014	3,095,546
2015	3,301
2016	2,401
$3,767,149

5.	Commitments and Contingencies

Leases

The Company leases an office in Sugar Land, Texas under an operating lease agreement that expires on January 31, 2018. Rent expense for the six months ended September 30, 2011 and 2010 was $191,254 and $191,059, respectively. This lease was amended on June 2, 2011 by extending the term through January 31, 2018.  The amended lease provides for total rent abatements of approximately $188,000 and a refurbishment allowance of approximately $282,000. The Company expenses rent on a straight line basis over the lease term at 31,088 per month.

Future minimum lease payments under operating leases at September 30, 2011 were as follows:

Fiscal Year Ended March 31,	Amount

2012	$156,583
2013	281,850
2014	378,932
2015	397,722
2016	416,512
2017 and beyond	801,707
$2,433,305

6.	Stockholders’ Equity

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

At September 30, 2011, and March 31, 2011, there were accumulated, undeclared dividends in arrears of $438,123 and $417,444, respectively.

Stock Options

In August 1999, the Company implemented its 1999 Stock Option Plan (the “1999 Plan”). In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”), which amends and restates the 1999 Plan.  As of June 30, 2011, the maximum aggregate number of shares which may be granted under the 2000 Plan was 10,000,000. Under the 2000 Plan, the exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of grant. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting. During the six months ended September 30, 2011, the Company granted 50,000 stock options.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, March 31, 2011	6,445,132	$0.67	580,000	$1.02
Granted	50,000	$0.10	—	—
Forfeited/canceled	(150,300)	$1.58	—	—
Outstanding, September 30, 2011	6,344,832	$0.65	580,000	$1.02
Exercisable, September 30, 2011	6,288,832	$0.66	580,000	$1.02

The weighted-average remaining lives of the options granted under and outside the plan at September 30, 2011 were 4.49 years and 2.07 years, respectively.

Common Stock Grants

During the three months ended September 30, 2011, the Company granted 36,403 shares of common stock (at $0.16 per share based on the closing price of the common stock on the grant date) to its outside directors pursuant to the Company’s Outside Director Compensation Plan. The Company expensed $5,821 related to these grants during the six months ended September 30, 2011. These grants were made under the 2000 Plan.

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

Due to our prior history of experiencing negative cash flow from operations and the debt financing that we put in place to fund this historical negative cash flow, as of September 30, 2011, we have approximately $3.1 million of affiliate debt coming due January 1, 2014, $125,000 of debt coming due on August 1, 2012 and another $145,151 of bank debt payable in various installments that we expect to fully repay by February 2012.  We also have an A/R Line of Credit with SVB that was renewed through June 28, 2012. In addition, under certain circumstances, we are required to defer interest payments on our affiliate debt.  However, this deferred interest will be payable when the conditions allowing us to make such payments are met.  As of September 30, 2011, we had $236,452 in such accrued but unpaid interest on this debt.  At September 30, 2011 the Company had a negative cash balance of $1,377 which is being reported in accounts payable on the balance sheet.  Based on eligible accounts receivable at September 30, 2011, the Company had $236,113 borrowing availability under the A/R Line of Credit.  While we expect to be able to fund our operations and build enough cash to pay off these obligations as they come due, if that is not the case, our viability as a going concern will be in jeopardy and will depend on our ability to obtain adequate sources of debt or equity funding to refinance this debt and to fund the continuation of our business operations and to ultimately achieve adequate profitability and cash flows to sustain our operations. In addition, we will need to increase revenues from transaction and subscription based software license contracts and professional services agreements and software licenses to become profitable.

We have taken a number of steps to address and improve this situation.  These steps include implementing staff reductions, terminating third party consulting services, obtaining rent abatements in connection with the negotiation of a renewal of our office lease, deferring interest payments on the affiliate debt and raising $125,000 in debt financing.  However, the effects of these steps will be offset by an increase in near-term principal payments on our term loan with SVB and near-term payments to OptimizedNow, LLC in consideration for providing sales and marketing services to the Company.  Management believes these measures that have been put in place will effectively fund our operations for a reasonable period of time.  If our liquidity does not improve in a meaningful way, we will be forced to take additional steps to address the issue, the primary one being raising additional equity and/or debt capital.  However, there can be no assurance that we would be successful in attempting to raise such capital in which case our ability to remain as a going concern would be in jeopardy.

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

Revenue Recognition

The Company recognizes revenues associated with its software products in accordance with the provisions of the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 985 – 605, Software Revenue Recognition.

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

Goodwill

The goodwill recorded on the Company’s books is from the acquisition of US Dataworks, Inc. in fiscal year 2002 which remains the Company’s single reporting unit. ASC Topic No. 350, Intangibles – Goodwill and Other Intangibles, requires goodwill for each reporting unit of an entity be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, the Company performs impairment tests annually during the fourth quarter.

ASC Topic No. 350 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for either the quarter ended September 30, 2011 or the year ended March 31, 2011.

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

Two of our customers accounted for 55% and 9%, respectively, of Company’s net revenues for the six months ended September 30, 2011. Three of our customers accounted for 61%, 10% and 9%, respectively, of the Company’s net revenues for the six months ended September 30, 2010.

At September 30, 2011, amounts due from three of our customers accounted for 63%, 12% and 9%, respectively, of accounts receivable. At September 30, 2010, amounts due from four of our customers accounted for 38%, 19%, 13% and 10%, respectively, of accounts receivable.

Results of Operations

The results of operations reflected in this discussion include our operations for the three and six months ended September 30, 2011 and 2010.

Revenue

We generate revenues from (i) licensing and supporting software with fees due on a transactional or subscription basis, (ii) licensing software with fees due on the grant of the license and delivery of the software recognizing revenue as percentage of completion over the term of professional services associated with the license, (iii) providing maintenance, enhancement and support for previously licensed products, (iv) providing professional services, and (v) reselling third party software in connection with our software.

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2011	2010	Change	2011	2010	Change

Software transactional and subscription revenues	$684,908	$586,765	17%	$1,368,216	$1,085,982	26%
Software licensing revenues	7,268	-	100%	98,470	-	100%
Software maintenance revenues	163,637	140,866	17%	305,634	285,188	8%
Professional services revenues	826,497	977,267	-16%	1,410,515	1,700,066	-17%
Software resale revenues	4,301	-	100%	76,689	-	100%

Total revenue	$1,686,611	$1,704,898	-1%	$3,259,534	$3,071,236	7%

Total revenue decreased by 1% and increased by 7% for the three and six months, ended September 30, 2011, respectively, as compared to the prior year periods ended September 30, 2010. Software transactional and subscription revenue increased by 26% and 17% for the six and three months ended September 30, 2011, respectively, as compared to the prior year periods due to increased transactions under management from a significant customer and from the addition of new customers.  License revenue is recognized ratably over the period that related services are rendered.  The increase in license revenue for the three and six months ended September 30, 2011, respectively, as compared to the prior year periods relates to licenses for upgrades of the Clearingworks product by two of our customers.  Professional services revenue decreased by 17% and 16% for the six and three months ended September 30, 2011 as compared to the prior year periods due to a decrease in consulting revenue from a large customer as we were between the end of one consulting engagement and the start of a follow-on consulting engagement, offset by the professional services earned from upgrades by two of our customers.  The increase in software resale revenues for the six and three months ended September 30, 2011 as compared to the prior years period related to  hardware as part of a professional services engagement.

Cost of Revenues

Cost of revenues includes personnel costs associated with our software, maintenance, support, training and installation services of our on premise and on-demand cloud-computing offerings.  Cost of revenues also includes the cost of other third party software resold in connection with our software. Cost of revenues for the three months ended September 30, 2011 decreased by $45,533, or 8%, to $542,733 as compared to $586,266 for the prior year period ended September 30, 2010.  Cost of revenues for the six months ended September 30, 2011 decreased by $88,885, or 8%, to $1,103,638 as compared to $1,192,523 for the prior year period. This decrease was primarily due to decreases of $102,114 in personnel costs and $132,357 in outside consulting associated with management’s cost reduction actions, partially offset by an increase of $139,202 in hardware and software resale expenses.

 Operating Expenses

Total operating expenses for the three months ended September 30, 2011 decreased by $122,889, or 10%, to $1,184,749 as compared to $1,307,638 for the prior year period.  Total operating expenses for the six months ended September 30, 2011 decreased by $272,313, or 11%, to $2,324,279 as compared to $2,596,592 for the prior year period.

General and administrative expenses for the three and six months ended September 30, 2011 as compared to prior year periods decreased by $159,556 and $346,210, or 20% and 22%, respectively.  The decrease for the three months ended September 30, 2011 was due to a $115,054 decrease in legal expense, and a $72,025 decrease in stock-based compensation. The decrease for the six months ended September 30, 2011 was due to a $121,088 decrease in outside services fee, a $27,970 decrease in outside data services, and a $39,379 decrease in other miscellaneous expenses, in addition to the decreases noted for the three month variance.

Research and development expenses for the three and six months ended September 30, 2011 decreased by $46,400 and $35,666, respectively, as compared to the prior year periods. The decrease for the three and six months ended is due to the allocation of workforce to various consulting projects.

Sales and marketing expenses for the three and six months ended September 30, 2011 increased by $174,540 and $206,204, respectively, compared to the prior year periods due to an increase of $242,818 relating to the engagement of Full Quota in May 2011 for inside sales services, partially offset by decreases of $33,520 in travel and entertainment expenses.

Depreciation and amortization expenses for the three and six months ended September 30, 2011 decreased by $23,473 and $28,641, or 51% and 38%, respectively, compared to the prior year periods.  These decreases are primarily due to a number of our property and equipment items attaining a fully depreciated state during the current fiscal.

Other Expenses

Other expenses, including interest expense and financing costs, for the three months ended September 30, 2011 increased by $62,721, or 74%, to $147,981 as compared to $85,260 for the prior year period. Other expenses, including interest expense and financing costs, for the six months ended September 30, 2011 increased by $63,121, or 28%, to $292,662 as compared to $229,541 for the prior year period. These increases are primarily due a $60,000 accrual reversal for which the obligation expired.

Net Loss

Net loss for the three months ended September 30, 2011 decreased by $17,414 to a net loss of $256,852 compared to net loss of $274,266 for the prior year period. Net loss for the six months ended September 30, 2011 decreased by $418,375 to a net loss of $529,045 compared to net loss of $947,420 for the prior year period. For details related to these losses, see the preceding discussions related to revenues, cost of revenues, operating expenses and other income sections above.

Liquidity and Capital Resources

Due to our prior history of experiencing negative cash flow from operations and the debt financing that we put in place to fund this historical negative cash flow, as of September 30, 2011, we have approximately $3.1 million of affiliate debt coming due January 1, 2014, $125,000 of debt coming due on August 1, 2012 and another $145,151 of bank debt payable in various installments that we expect to fully repay by February 2012.  The balance of such bank debt as of November 14, 2011 is $75,000. We also have an A/R Line of Credit with SVB that was renewed through June 28, 2012. In addition, under certain circumstances, we are required to defer interest payments on our affiliate debt.  However, this deferred interest will be payable when the conditions allowing us to make such payments is met.  As of September 30, 2011, we had $236,452 in such accrued but unpaid interest on this debt.  At September 30, 2011 the Company had a negative cash balance of $1,377 which is being reported in accounts payable on the balance sheet.  Based on eligible accounts receivable at September 30, 2011, the Company had $236,113 borrowing availability under the A/R Line of Credit.  While we expect to be able to fund our operations and build enough cash to pay off these obligations as they come due, if that is not the case, our viability as a going concern will be in jeopardy and will depend on our ability to obtain adequate sources of debt or equity funding to refinance this debt and to fund the continuation of our business operations and to ultimately achieve adequate profitability and cash flows to sustain our operations. In addition, we will need to increase revenues from transaction and subscription based software license contracts and professional services agreements and software licenses to become profitable.

We have taken a number of steps to address and improve this situation.  These steps include implementing staff reductions, terminating third party consulting services, obtaining rent abatements in connection with the negotiation of a renewal of our office lease, deferring interest payments on the affiliate debt and raising $125,000 in debt financing.  However, the effects of these steps will be offset by an increase in near-term principal payments on our term loan with SVB and near-term payments to OptimizedNow, LLC in consideration for providing sales and marketing services to the Company.  Management believes these measures that have been put in place will effectively fund our operations for a reasonable period of time.  If our liquidity does not improve in a meaningful way, we will be forced to take additional steps to address the issue, the primary one being raising additional equity and/or debt capital.  However, there can be no assurance that we would be successful in attempting to raise such capital in which case our ability to remain as a going concern would be in jeopardy

Cash and cash equivalents at September 30, 2011 decreased by $44,096 to zero, as compared to $44,096 at March 31, 2011.  Cash provided by operating activities for the six months ended September 30, 2011 was $130,582 as compared to cash provided by operating activities of $137,025 for the six months ended September 30, 2010.  Cash used by investing activities for the six months ended September 30, 2011 was $20,758 as compared to $88,844 for the prior year period.  The decrease in net cash used by investing activities resulted from less work performed on our product website.  Cash used by financing activities for the six months ended September 30, 2011 was $153,920 as compared to $184,305 for the prior year period.  The decrease for the six months ended September 30, 2011 resulted from the continued pay down of the Term Loan.

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

Item 1A.                                   Risk Factors

There have been no material changes in our risk factors disclosed in our Annual report on Form 10-K for the year ended March 31, 2011 filed with the SEC on July 13, 2011 under “Item 1A. Risk Factors.”

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

       Item 3.            Defaults Upon Senior Securities

During the quarter ended September 30, 2011, the Company was in default under its Loan Agreement with SVB as a result of failing to comply with (i) with the minimum EBITDA covenant for the three months ended June 30, 2011 and (ii) the minimum EBIDTA covenant for the three months ended July 31, 2011.  The Company has since received waivers from SVB for those covenant violations.  The Company also failed to comply with the fixed charge coverage ratio covenant for the three months ended September 30, 2011.  The Company has also since received a waiver from SVB for this covenant violation.

Item 4.           Removed and Reserved

Item 5.           Other Information

On November 10, 2011, the Board of Directors (the “Board”) of the Company accepted the resignation of Reed Overfelt from his position as a Class II Director and from all of his other positions with the Company, including his committee memberships.  At that time, the Board chose to leave the Class II Director vacancy unfilled.  Also, on November 10, 2011, the Board elected Joseph Saporito to fill the Class I Director vacancy created by the death of former director Joe Abrell in August 2011. There are no arrangements or understandings between Mr. Saporito and any other person pursuant to which he was selected as a director.  At that time, Mr. Saporito was also elected to serve as the Chair of the Company’s Nominating/Corporate Governance Committee and as a member of the Audit Committee.  Mr. Saporito will be entitled to receive compensation payable to the outside directors of the Company pursuant to the Company’s Outside Director Compensation Plan, which plan is described in the Company’s amended definitive Proxy Statement for its 2011 Annual Meeting of Stockholders filed with the Commission on August 17, 2011 under the caption “Narrative to Director Compensation.”  There are no transactions in which Mr. Saporito has an interest requiring disclosure under Item 404(a) of Regulation S-K.

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

Dated:  November 14, 2011
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

*Filed herewith