Form 10-Q
period 2011-12-31
US DATAWORKS INC
filed 2012-02-14
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

YES ☐   NO ☒

Number of shares of the issuer’s common stock outstanding as of February 14, 2012: 33,485,835.

US DATAWORKS, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

US DATAWORKS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS	December 31, 2011	March 31, 2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$117,245	$44,096
Accounts receivable, trade	708,425	1,019,579
Prepaid expenses and other current assets	196,834	387,548
Total current assets	1,022,504	1,451,223

Property and equipment, net	196,451	240,500
Goodwill	4,020,698	4,020,698
Other assets	52,596	70,109
Total assets	$5,292,249	$5,782,530

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt, net of unamortized discount at December 31, 2011 and March 31, 2011 of $4,319 and 0, respectively	$574,466	$663,667
Accounts payable	410,003	582,304
Accrued expenses	214,652	79,557
Accrued interest – related parties	325,963	87,299
Deferred revenue	546,068	688,340
Total current liabilities	2,071,152	2,101,167

Long term liabilities:
Notes payable	9,903	165,157
Notes payable – related parties, net of unamortized discount at December 31, 2011 and March 31, 2011 of $303,296 and $409,302, respectively	2,788,949	2,682,943
Total long term liabilities	2,798,852	2,848,100
Total liabilities	4,870,004	4,949,267

Commitments and contingencies

Stockholders’ equity:
Convertible Series B preferred stock, $0.0001 par value, 700,000 shares authorized, 109,933 shares issued and outstanding, $3.75 liquidation preference, dividends of $448,519 and $417,444 in arrears as of December 31, 2011 and March 31, 2011, respectively	11	11

Common stock, $0.0001 par value, 90,000,000 shares authorized, 33,426,148 and 33,318,842 shares issued and outstanding as of December 31, 2011 and March 31, 2011, respectively	3,342	3,331
Additional paid-in-capital	66,582,787	66,548,488
Accumulated deficit	(66,163,895)	(65,718,567)
Total stockholders’ equity	422,245	833,263

Total liabilities and stockholders’ equity	$5,292,249	$5,782,530

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2010	2011	2010

Revenues:
Software transactional and subscription revenues	$688,341	$552,233	$2,056,567	$1,638,216
Software licensing revenues	29,483	106,864	127,953	106,864
Software maintenance revenues	213,203	140,662	518,837	425,849
Professional services revenues	856,323	1,294,564	2,266,838	2,994,630
Software resale revenues	36,027	52,839	112,716	52,839

Total revenues	1,823,377	2,147,162	5,082,911	5,218,398

Cost of revenues	548,574	699,333	1,652,211	1,891,856

Gross profit	1,274,803	1,447,829	3,430,700	3,326,542

Operating expenses:
Research and development	172,280	209,954	631,887	705,227
Sales and marketing	303,401	222,186	992,258	704,837
General and administrative	542,002	624,465	1,738,340	2,167,016
Depreciation and amortization	19,586	23,350	67,064	99,469
Total operating expense	1,037,269	1,079,955	3,429,549	3,676,549

Income (loss) from operations	237,534	367,874	1,151	(350,007)

Other expense:
Interest expense	(28,378)	(20,734)	(71,913)	(5,699)
Interest expense – related party	(125,438)	(123,616)	(374,566)	(368,193)
Total other expense	(153,816)	(144,350)	(446,479)	(373,892)

Net income (loss)	$83,718	$223,524	$(445,328)	$(723,899)

Basic earnings (loss) per share	$0.00	$0.01	$(0.01)	$(0.02)

Diluted earnings (loss) per share	$0.00	$0.01	$(0.01)	$(0.02)

Basic weighted-average shares outstanding	33,425,606	33,267,580	33,397,300	33,188,350

Diluted weighted-average shares outstanding	33,430,151	33,282,261	33,397,300	33,188,350

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

For the Nine Months Ended December 31,

	2011	2010

Cash flows from operating activities:
Net loss	$(445,328)	$(723,899)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization of property and equipment	67,064	99,469
Amortization of note discount on notes payable	2,792	—
Amortization of note discount on notes payable – related parties	106,006	100,633
Amortization of deferred financing costs – related parties	17,513	15,545
Stock based compensation	27,199	102,082
Changes in operating assets and liabilities:
Accounts receivable	311,154	127,377
Prepaid expenses and other current assets	190,714	18,116
Accounts payable	(172,301)	72,657
Accrued expenses	135,095	(95,591)
Accrued interest – related party	238,664	(1)
Deferred revenue	(142,272)	282,106

Net cash provided (used) by operating activities	336,300	(1,506)

Cash flows from investing activities:
Purchase of property and equipment	(23,015)	(170,350)

Net cash used by investing activities	(23,015)	(170,350)

Cash flows from financing activities:
Payments on notes payable to bank	(808,562)	(1,262,278)
Proceeds from line of credit	445,902	1,029,819
Proceeds from issuance of notes payable and detachable stock warrants	125,000	—
Payment on equipment loan payable	(2,476)	—

Net cash used by financing activities	(240,136)	(232,459)

Net increase (decrease) in cash and cash equivalents	73,149	(404,315)

Cash and cash equivalents, beginning of period	44,096	444,542
Cash and cash equivalents, end of period	$117,245	$40,227

Supplemental disclosures of cash flow information:
Interest paid	$44,036	$373,891
Income taxes paid	—	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.      Organization and Business

 General

US Dataworks, Inc., a Nevada corporation, (the “Company”), develops, markets, and supports payment processing software for on-premise customers and cloud-computing service customers within multiple market segments. Its customer base includes some of the largest financial institutions as well as credit card companies, government institutions, banker’s banks and high-volume merchants in the United States. The Company was formerly known as Sonicport, Inc.

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

The Company licenses its software on a transaction or subscription fee basis. In these arrangements, the customer is charged a fee based upon the number of items processed by the software and the Company recognizes revenue as these transactions occur. The transaction fee also includes the provision of standard maintenance and support services as well as product upgrades should such upgrades become available.  If professional services that are essential to the functionality of the software are provided in connection with the installation of the software licensed, revenue is recognized when these services have been provided on a percentage of completion basis.

In certain instances, we license our software products under non-exclusive, non-transferable license agreements that involve services essential to the functionality of the software.  License revenue is recognized when services have been provided on the percentage of completion basis. For license agreements that include a separately identifiable fee for contracted maintenance services, such maintenance revenues are recognized on a straight-line basis over the life of the maintenance agreement, commencing upon completion of the installation period of the software. In certain instances, the Company enters into arrangements that include multiple elements, where fees are allocated to the various elements based on vendor specific objective evidence of fair value.

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

FASB ASC Topic No. 350 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for either the quarter ended December 31, 2011 or the year ended March 31, 2011.

Goodwill is classified as Level 3 within the fair value hierarchy.

Stock Options

The Company follows the guidance cited in ASC Topic No. 718, Compensation – Stock Compensation, to account for its stock options. ASC Topic No. 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Stock-based compensation expense recognized under ASC Topic No. 718, which consists of stock-based compensation expense related to employee and director stock options and restricted and unrestricted stock issuances, for the nine months ended December 31, 2011 and December 31, 2010 were $27,199 and $102,082, respectively.

ASC Topic No. 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the nine months ended December 31, 2011 and December 31, 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

Upon adoption of ASC Topic No. 718, the Company continues to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant.  There were 50,000 and 56,000 employee stock options granted during the nine months ended December 31, 2011 and December 31, 2010, respectively.

As of December 31, 2011, there was approximately $6,058 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a period of one year.

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

For the three months ended December 31, 2011, 4,545 potential common stock equivalents have been included in the computation of diluted earnings per share and 15,364,963 potential common stock equivalents have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. For the nine months ended December 31, 2011, 15,369,508 potential common stock equivalents have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three months ended December 31, 2010, 14,681 potential common stock equivalents have been included in the computation of diluted earnings per share and 18,492,771 potential common stock equivalents have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.  For the nine months ended December 31, 2010, 18,507,452 potential common stock equivalents have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.  Options and warrants typically convert on a one-for-one basis – see below for details of the conversion of the preferred stock into shares of common stock. The weighted-average common stock equivalents that were excluded from the computation of diluted loss per share for the three and nine months ended December 31, 2011 and December 31, 2010 are as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		ended December 31,
	2011	2010	2011	2010

Options outstanding:
Under the Company’s stock option plan	6,299,087	6,596,832	6,303,632	6,611,513
Outside the Company’s stock option plans	580,000	580,000	580,000	580,000
Warrants outstanding:
In conjunction with private placements	4,709,301	7,539,364	4,709,301	7,539,364
For services rendered and litigation settlement	200,000	200,000	200,000	200,000
As consideration for note extensions	3,466,642	3,466,642	3,466,642	3,466,642
Convertible Series B preferred stock outstanding (a)	109,933	109,933	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion ratio of one share of Series B preferred stock for one share of common stock.

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

Two of the Company’s customers accounted for 58% and 9%, respectively, of the total net revenues for the nine months ended December 31, 2011. Three of the Company’s customers accounted for 64%, 10% and 9%, respectively, of the total net revenues for the nine months ended December 31, 2010.

At December 31, 2011, amounts due from three of the Company’s customers accounted for 61%, 12% and 9%, respectively, of accounts receivable. At December 31, 2010, amounts due from three of the Company’s customers accounted for 48%, 12%, and 10%, respectively, of accounts receivable.

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

The Company recorded a net loss of $445,328 for the nine months ended December 31, 2011 and has computed the tax provision for the nine months ended December 31, 2011 in accordance with the provisions of ASC Topic No. 740, Income Taxes and ASC Topic No. 270, Interim Reporting.  The Company has estimated that its overall effective tax rate for US purposes to be 0% for the nine months ended December 31, 2011. Consequently, the Company recorded zero income tax expense or benefit for the period ended December 31, 2011. The Company’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. At December 31, 2011 and March 31, 2011, a valuation allowance has been maintained to fully offset net deferred tax assets until it is evident that the deferred tax assets will be utilized in the future.

At December 31, 2011, the Company had approximately $30.8 million of net operating loss carryforwards for U.S. purposes.  These loss carryforwards will expire beginning in 2020 through 2030 if not utilized.

The Company records expense and penalties related to unrecognized tax benefits as income tax expense, and there is no liability accrued for the payment of interest and penalties as of December 31, 2011 and March 31, 2011, respectively.  The Company recognized no tax benefits or liabilities for uncertain positions during the nine months ended December 31, 2011.

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

3.      Property and Equipment

Property and equipment at December 31, 2011 and March 31, 2011 consisted of the following:

	December 31, 2011	March 31, 2011

Furniture and fixtures	$102,631	$99,535
Office and telephone equipment	199,074	198,781
Computer equipment	856,089	854,126
Computer software	1,361,259	1,343,596
Leasehold improvements	64,733	64,733
	2,583,786	2,560,771
Less: accumulated depreciation and amortization	(2,387,335)	(2,320,271)
Total	$196,451	$240,500

Depreciation and amortization expense for the three months ended December 31, 2011 and December 31, 2010 was $19,586 and $23,350, respectively. Depreciation and amortization expense for the nine months ended December 31, 2011 and December 31, 2010 was $67,064 and $99,469, respectively.

4.      Bank Credit Line and Long-Term Debt

At December 31, 2011 and March 31, 2011, the Company’s bank credit line and long-term debt consisted of the following:

	December 31, 2011	March 31, 2011

Bank credit line	$403,504	$493,699
Bank term loan	46,980	319,444
Notes payable	125,000	—
Notes payable –related parties	3,092,245	3,092,245
Notes payable –equipment	13,204	15,681
Unamortized debt discount	(307,615)	(409,302)
Total secured notes payable and bank debt	3,373,318	3,511,767
Less: Current portion of long-term debt	(574,466)	(663,667)
Long-term debt, net of current portion	$2,798,852	$2,848,100

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

The Term Loan accrues interest at the fixed annual rate of 7.00% and is payable monthly.  Principal payments on the Term Loan are being made in equal monthly installments of $13,889.  Pursuant to the July 7, 2011 amendment, the Company is required to make additional principal payments as follows: $36,667 in July 2011, $30,000 by August 1, 2011 and, beginning in August 2011, additional principal payments equal to 3% of daily collections. Although the Term Loan has a maturity date of February 1, 2013, with the payment of the additional principal payments noted above, the Term Loan is expected to be fully repaid by February 2012.

The maximum availability under the A/R Line of Credit is $1,000,000. Subject to certain commitment limits, through June 30, 2011, the Company could borrow up to eighty percent (80%) of its eligible accounts receivable.  Pursuant to the July 7, 2011 amendment, SVB increased the borrowing availability up to eighty-five percent (85%) of its eligible accounts receivables.  Also, pursuant to the July 7, 2011 amendment, the maturity date of the A/R Line of Credit was extended to June 28, 2012.  The finance charges and handling fees that applied to the A/R Line of Credit through June 30, 2011 consisted of (i) a finance charge of 1.25% above SVB’s prime rate and (ii) a collateral handling fee of either 0.10% per month or 0.25% per month depending on whether the Company’s adjusted quick ratio was above or below 1.30 (for the quarter ended June 30, 2011, the higher collateral handling fee applied). These charges apply to the full face amount of the financed receivables.  The effective rate of these charges during the quarter ended June 30, 2011 was 10.31%.  Pursuant to the July 7, 2011 amendment, (i) the finance charge applicable to the A/R Line of Credit was increased to 2.20% above SVB’s prime rate but will reduce back to 1.25% above SVB’s prime rate if the Company’s adjusted quick ratio exceeds 1.00 and (ii) the adjusted quick ratio trigger to reduce the collateral handling fee was reduced to 1.00. The effective interest rate of these changes for the quarter ended September 30, 2011 and for the quarter ended December 31, 2011 was 10.82%.

Through July 31, 2011, the Loan Agreement imposed one financial covenant that required the Company to meet certain minimum EBITDA requirements (where “EBITDA” is defined to include an add-back for equity-based compensation expense) for a trailing three-month period.  Beginning in August 2011, the EBITDA covenant was replaced with a minimum liquidity ratio covenant that requires the Company to maintain a liquidity ratio of at least 1.20 at all times but measured at the end of each month. Beginning in September 2011, the Loan Agreement imposed an additional covenant requiring the Company to maintain a fixed charge coverage ratio (excluding the mandatory $36,667 July 2011 principal payment, the mandatory $30,000 August 2011 principal payment and the mandatory principal payments of 3% of daily collections) of at least 1.30 at all times but tested at the end of each month based on a trailing three-month total.  The Company failed to comply with the EBITDA covenant for the three months ended June 30, 2011. On August 12, 2011 the Company received a waiver from SVB for the violation. The Company failed to comply with the EBITDA covenant for the three months ended July 31, 2011. On September 12, 2011 the Company received a conditional waiver from SVB which was subsequently met.  The Company failed to comply with the fixed charge coverage ratio covenant originally imposed for the three months ended September 30, 2011. Pursuant to the November 1, 2011 amendment the Company received a waiver from SVB for the violation and SVB agreed to move the initial compliance period for the covenant to the three months ended November 30, 2011.  At December 31, 2011, the Company was in compliance with the financial covenants. All financial covenants will be eliminated when the Term Loan is paid in full.

The July 7, 2011 amendment also (i) provides that no payments in respect of any subordinated debt can be made without the prior written consent of SVB until the Term Loan is paid in full, (ii) eliminates all early termination fees and (iii) imposes certain additional reporting requirements.

The indebtedness owed under the Credit Facility is fully secured by a perfected first priority security interest in favor of SVB in all of the Company’s assets, including its cash, accounts receivable, inventory, equipment, intellectual property rights and contract rights.

Notes Payable

In August 2011, the Company completed a private placement in which investors received in the aggregate $125,000 in one-year notes (the “One-Year Notes”) and three-year warrants to purchase a total of 58,138 shares of the Company’s common stock at an exercise price of $0.43 per share.  The One-Year Notes accrue interest at a rate of 12% per annum payable monthly in arrears.  No principal payments are required to be made on the Notes until the maturity date, which is August 1, 2012.  The One-Year Notes rank junior to the SVB bank debt but senior to all other Company debt, including the affiliate debt.  The One-Year Notes are secured by a second lien on all of the assets of the Company which is junior only to the first lien securing the SVB bank debt. The warrants were valued at $7,111, which represents the original issue discount to the One-Year Notes. The unamortized discount on the One-Year-Notes was $4,319 at December 31, 2011.

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

The maturity date on the Refinance Notes is January 1, 2014. Interest on the Refinance Notes is payable monthly (subject to certain conditions as discussed below) and no principal payments are required until maturity.  The annual interest rate for the Nicholson Refinance Note is 12% but reduces to 10% if the principal balance drops below $1,905,000.  The annual interest rate for the Ramey Refinance Note is 10%. As of December 31, 2011, we had $325,963 in accrued but unpaid interest on the Refinance Notes.

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

 Note Payable Equipment

In December 2010, the Company entered into a capital lease agreement with CIT Technology Financing Services, Inc. to lease new telephone equipment for $16,505. The lease has a $1 purchase option at the end of 60 equal monthly installments of $379.  As of December 31, 2011, the outstanding balance on this capital lease was $13,204.

Payment Table

Future minimum payments under our loan agreements and notes payable at December 31, 2011 were as follows:

Fiscal Year Ended March 31,	Amount
2012	$451,310
2013	128,301
2014	3,095,546
2015	3,301
2016	2,475
$3,680,933

5.    Commitments and Contingencies

Leases

The Company leases an office in Sugar Land, Texas under an operating lease agreement that expires on January 31, 2018. Rent expense for the nine months ended December 31, 2011 and 2010 was $289,258 and $291,971, respectively. This lease was amended on June 2, 2011 by extending the term through January 31, 2018.  The amended lease provides for total rent abatements of approximately $188,000 and a refurbishment allowance of approximately $282,000. The Company expenses rent on a straight line basis over the lease term at $31,196 per month.

Future minimum lease payments under operating leases at December 31, 2011 were as follows:

Fiscal Year Ended March 31,	Amount
2012	$93,950
2013	281,850
2014	378,932
2015	397,722
2016	416,512
Thereafter	801,707
$2,370,673

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

At December 31, 2011, and March 31, 2011, there were accumulated, undeclared dividends in arrears of $448,519 and $417,444, respectively.

Stock Options

In August 1999, the Company implemented its 1999 Stock Option Plan (the “1999 Plan”). In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”), which amends and restates the 1999 Plan.  As of June 30, 2011, the maximum aggregate number of shares which may be granted under the 2000 Plan was 10,000,000. Under the 2000 Plan, the exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of grant. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting. During the nine months ended December 31, 2011, the Company granted 50,000 stock options.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, March 31, 2011	6,445,132	$0.67	580,000	$1.02
Granted	50,000	$0.10	—	—
Forfeited/canceled	(191,500)	$1.41	—	—
Outstanding, December 31, 2011	6,303,632	$0.96	580,000	$1.02
Exercisable, December 31, 2011	6,249,631	$0.65	580,000	$1.02

The weighted-average remaining lives of the options granted under the 2000 Stock Option Plan and outside the 2000 Stock Option Plan at December 31, 2011 were 4.31 years and 1.82 years, respectively.

Common Stock Grants

During the three months ended December 31, 2011, the Company granted 24,663 shares of common stock (at $0.15 per share based on the closing price of the common stock on the grant date) to its outside directors pursuant to the Company’s Outside Director Compensation Plan. The Company expensed $17,847 related to these grants during the nine months ended December 31, 2011. These grants were made under the 2000 Plan.

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

8.    Liquidity

Due to the Company’s prior history of experiencing negative cash flow from operations and the debt financing that it put in place to fund this historical negative cash flow, as of December 31, 2011, the Company has approximately $3.1 million of affiliate debt coming due January 1, 2014, $125,000 of debt coming due on August 1, 2012 and another $46,980 of bank debt payable in various installments that the Company expects to fully repay by February 2012.  The Company also has an A/R Line of Credit with SVB that was renewed through June 28, 2012. In addition, under certain circumstances, the Company is required to defer interest payments on our affiliate debt.  However, this deferred interest will be payable when the conditions allowing the Company to make such payments are met.  As of December 31, 2011, the Company had $325,963 in such accrued but unpaid interest on this debt.  The Company expects the condition prohibiting it from making interest payments on the affiliate debt will be lifted within the next few weeks.  At that time the Company will resume making monthly interest payments on the affiliate debt of approximately $33,000. The Company has tentatively reached an agreement with affiliate debt holders to restructure the pay down of the deferred interest amount which will enable the Company to do so using its operating cash flow. However, if the Company does not restructure payment of the deferred interest amount, its viability as a going concern will be in jeopardy and will depend on the Company’s ability to quickly obtain debt or equity funding to make the deferred interest amount.

The Company plans to be able to fund its operations and build enough cash to pay off these obligations as they come due, except for the payment of the accumulating accrued but unpaid interest on the affiliate debt, as explained above. If the Company is unable to fund its operations and build enough cash to pay off these obligations, the Company will have to either come to an agreement with holders of the affiliate debt to restructure the payment terms of this debt or obtain adequate sources of debt or equity funding to retire all of this affiliate debt. If that is not the case, the Company’s viability as a going concern will be in jeopardy and will depend on its ability to obtain adequate sources of debt or equity funding to refinance this debt and to fund the continuation of its business operations and to ultimately achieve adequate profitability and cash flows to sustain its operations. In addition, the Company will need to increase revenues from transaction and subscription based software license contracts and professional services agreements and software licenses to achieve and sustain profitability.

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

ASC Topic No. 350 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for either the quarter ended December 31, 2011 or the year ended March 31, 2011. At the most recent testing date of March 31, 2011, the Company had significant excess fair value over its carrying value of goodwill.

Goodwill is classified as Level 3 within the fair value hierarchy.

Concentrations of Credit Risk

The Company sells its products throughout the United States and extends credit to its customers. It also performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary. Historically the Company has not experienced significant credit losses.

Two of our customers accounted for 58% and 9%, respectively, of Company’s net revenues for the nine months ended December 31, 2011. Three of our customers accounted for 64%, 10% and 9%, respectively, of the Company’s net revenues for the nine months ended December 31, 2010.

At December 31, 2011, amounts due from three of our customers accounted for 61%, 12% and 9%, respectively, of accounts receivable. At December 31, 2010, amounts due from three of our customers accounted for 48%, 12% and 10%, respectively, of accounts receivable.

Results of Operations

The results of operations reflected in this discussion include our operations for the three and nine months ended December 31, 2011 and December 31, 2010.

Revenue

We generate revenues from (i) licensing and supporting software with fees due on a transactional or subscription basis, (ii) licensing software with fees due on the grant of the license and delivery of the software recognizing revenue as percentage of completion over the term of professional services associated with the license, (iii) providing maintenance, enhancement and support for previously licensed products, (iv) providing professional services and (v) reselling third party software in connection with our software.

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2011	2010	Change	2011	2010	Change
Software transactional and
subscription revenues	$688,341	$552,233	25%	$2,056,567	$1,638,216	26%
Software licensing revenues	29,483	106,864	-72%	127,953	106,864	20%
Software maintenance revenues	213,203	140,662	52%	518,837	425,849	22%
Professional services revenues	856,323	1,294,564	-34%	2,266,838	2,994,630	-24%
Software resale revenues	36,027	52,839	-32%	112,716	52,839	113%

Total revenue	$1,823,377	$2,147,162	-15%	$5,082,911	$5,218,398	-3%

Total revenue decreased by 15% and 3% for the three and nine months ended December 31, 2011, respectively, as compared to the prior year periods. Software transactional and subscription revenue increased by 25% and 26% for the three and nine months ended December 31, 2011, respectively, as compared to the prior year periods due to increased transactions under management from a significant customer and from the addition of new customers.

License revenue is recognized ratably over the period that related services are rendered. License revenue decreased by 72% for the three months ended December 31, 2011, as compared to the prior year period in relation to a Clearingworks product license upgrade being recognized as a percentage of completion of the associated professional fees. This installation was completed in May 2011. License revenue increased by 20% for the nine months ended December 31, 2011, as compared to the prior year period, due to the continuation of existing license agreements in addition to the sale of a new license agreement recognized as a percentage of completion of the associated professional fees. This installation was completed in May 2011.

Professional services revenue decreased by 32% and 24% for the three and nine months ended December 31, 2011, as compared to the prior year periods due to a decrease in consulting revenue from a large customer as we were between the end of one consulting engagement and the start of a follow-on consulting engagement, partially offset by the professional services earned from upgrades by two of our customers.

Software resale revenues decreased 32% for the three months ended December 31, 2011, as compared to the prior period, due to a nonrecurring revenue amount billed in December 2010. The 113% increase in software resale revenues for the nine months ended December 31, 2011 as compared to the prior year period, related to sale of hardware as part of a professional services engagement.

Cost of Revenues

Cost of revenues includes personnel costs associated with our software, maintenance, support, training and installation services of our on premise and on-demand cloud-computing offerings.  Cost of revenues also includes the cost of other third party software resold in connection with our software. Cost of revenues for the three months ended December 31, 2011 decreased by $150,759, or 22%, to $548,574 as compared to $699,333 for the prior year period.  This decrease was due to a $50,803 decrease in personnel cost and a $116,702 decrease in outside consulting fees associated with management’s cost reduction actions. Cost of revenues for the nine months ended December 31, 2011 decreased by $239,645, or 13%, to $1,652,211 as compared to $1,891,856 for the prior year period. The nine month decrease was primarily due to a decrease of $152,918 in personnel costs and a decrease of $249,060 in outside consulting fees associated with management’s cost reduction actions, partially offset by an increase of $136,769 in hardware and software resale expenses.

Operating Expenses

Total operating expenses for the three months ended December 31, 2011 decreased by $42,686, or 4%, to $1,037,269 as compared to $1,079,955 for the prior year period. Total operating expenses for the nine months ended December 31, 2011 decreased by $247,000, or 7%, to $3,429,549 as compared to $3,676,549 for the prior year period.

General and administrative expenses for the three and nine months ended December 31, 2011, as compared to the prior year periods, decreased by $82,463 and $428,677, or 13% and 20%, respectively. The decrease for the three months ended December 31, 2011 was due to a $28,381 decrease in bad debt expense, a $12,249 decrease in administrative outside services, a $24,000 decrease in directors’ fees, and a $28,893 decrease in other computer office equipment. The decrease for the nine months ended December 31, 2011 was due to a $125,246 decrease in legal expenses, a $135,338 decrease in outside serves fees, a $99,259 decrease in administration salaries and benefits, and $74,884 decrease in stock based compensation.

Research and development expenses for the three and nine months ended December 31, 2011 decreased by $37,674 and $73,340, or 18% and 10%, respectively, as compared to the prior year periods. The decrease for the three and nine months ended December 31, 2011 was due to the allocation of workforce to various consulting projects.

Sales and marketing expenses for the three and nine months ended December 31, 2011, as compared to the prior year periods, increased by $81,215 and $287,420, or 37% and 41%, respectively. The increase in sales and marketing expense of $78,144 for the three months ended December 31, 2011 was primarily due to a severance charge incurred in connection with an employee resignation. The increase for the nine months ended December 31, 2011 was due to an increase of $265,551 in expenses relating to the engagement of Full Quota in May 2011 for inside sales services, which was terminated in the third quarter of 2011.

Depreciation and amortization expenses for the three and nine months ended December 31, 2011 decreased by $3,764 and $32,405, or 15% and 33%, respectively, as compared to the prior year periods. These decreases are primarily due to a number of our property and equipment items attaining a fully depreciated state during the current fiscal.

Other Expenses

Other expenses, including interest expense and financing costs, for the three months ended December 31, 2011 increased by $9,466, or 7%, to $153,816 as compared to $144,350 for the prior year period. The increase for the three months ended December 31, 2011 was due to an increase of $3,750 in interest expense related to the One-Year Notes. Other expenses, including interest expense and financing costs, for the nine months ended December 31, 2011 increased by $72,586, or 19%, to $446,478 as compared to $373,892 for the prior year period. The increase for the nine months ended December 31, 2011 was primarily due a $60,000 accrual reversal for which the obligation expired and an increase in interest expense of $4,847 related to the One-Year Notes.

Net Income (Loss)

Net income for the three months ended December 31, 2011 decreased by $139,806 to $83,718 compared to $223,524 for the prior year period. Net loss for the nine months ended December 31, 2011 improved by $278,571 to $445,328 compared to $723,899 for the prior year period. For details related to these losses, see the preceding discussions related to revenues, cost of revenues, operating expenses and other income sections above.

Liquidity and Capital Resources

Due to our prior history of experiencing negative cash flow from operations and the debt financing that we put in place to fund this historical negative cash flow, as of December 31, 2011, we had approximately $3.1 million of affiliate debt coming due January 1, 2014, $125,000 of debt coming due on August 1, 2012 and another $46,980 of bank debt payable in various installments that the Company expects to fully repay by February 2012.  The balance of such bank debt as of February 14, 2012 is $2,465. We also have an A/R Line of Credit with SVB that was renewed through June 28, 2012. In addition, under certain circumstances, we are required to defer interest payments on our affiliate debt.  However, this deferred interest will be payable when the conditions allowing us to make such payments are met.  As of December 31, 2011, we had $325,963 in such accrued but unpaid interest on this debt.  We expect the condition prohibiting us from making interest payments on the affiliate debt will be lifted within the next few weeks.  At that time we will resume making monthly interest payments on the affiliate debt of approximately $33,000. We have tentatively reached an agreement with affiliate debt holders to restructure the pay down of the deferred interest amounts which will enable us to do so using our operating cash flow. However, if we do not restructure payment of the deferred interest amount, our viability as a going concern will be in jeopardy and will depend on our ability to quickly obtain debt or equity funding to make the deferred interest amount.

We plan to be able to fund our operations and build enough cash to pay off these obligations as they come due, except for the payment of the accumulating accrued but unpaid interest on the affiliate debt, as explained above. If we are unable to fund its operations and build enough cash to pay off these obligations, we will have to either come to an agreement with holders of the affiliate debt to restructure the payment terms of this debt or obtain other adequate sources of debt or equity funding to retire all of this affiliate debt. If that is not the case, our viability as a going concern will be in jeopardy and will depend on our ability to obtain adequate sources of debt or equity funding to refinance this debt and to fund the continuation of its business operations and to ultimately achieve adequate profitability and cash flows to sustain its operations. In addition, we will need to increase revenues from transaction and subscription based software license contracts and professional services agreements and software licenses to achieve and sustain profitability.

Cash and cash equivalents at December 31, 2011 increased by $73,149 to $117,245, as compared to $44,096 at March 31, 2011.  Cash provided by operating activities for the nine months ended December 31, 2011 was $336,300 as compared to cash used by operating activities of $1,506 for the nine months ended December 31, 2010.  Cash used by investing activities for the nine months ended December 31, 2011 was $23,015 as compared to $170,350 for the prior year period.  Cash used by financing activities for the nine months ended December 31, 2011 was $240,136 as compared to $232,459 for the prior year period.

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

Item1A.	Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011 filed with the SEC on July 13, 2011 under “Item 1A. Risk Factors.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

During the quarter ended December 31, 2011, the Company was in default under its Loan Agreement with SVB as a result of failing to comply with the fixed charge coverage ratio covenant for the three months ended September 30, 2011. The Company has since received a waiver from SVB for this covenant violation.

Item 4	Removed and Reserved

Item 5	Other Information

None.

Item 6	Exhibits

Listed below are the exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description of Document

10.1	Separation and Release Agreement dated December 29, 2011 between Mario H. Villarreal and US Dataworks, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2011).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*	Interactive Data File
______
*Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 14, 2012

US DATAWORKS, INC.

By:	/s/ Charles E. Ramey
Charles E. Ramey
Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Separation and Release Agreement dated December 29, 2011 between Mario H. Villarreal and US Dataworks, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2011).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*	Interactive Data File
______
*Filed herewith

