Form 10-K
period 2012-03-31
US DATAWORKS INC
filed 2012-07-13
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 11, 2012, the aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant, based on the $0.11 per share price for the Registrant's common stock as quoted by the Over-the-Counter Bulletin Board (OTCBB) on July 11, 2012 was $3,668,535 (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the Registrant have been deemed affiliates).

As of July 11, 2012, the number of outstanding shares of common stock of the Registrant was 33,519,940.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

US DATAWORKS, INC.

TABLE OF CONTENTS

2012 FORM 10-K

NOTE REGARDING FORWARD LOOKING STATEMENTS AND CERTAIN TERMS

When used in this Report, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, our operating expenses, our strategic opportunities, adequacy of capital resources, our potential professional services contracts and the related benefits, demand for software and professional services, demand for our solutions, expectations regarding net losses, expectations regarding cash flow and sources of revenue, statements regarding our growth and profitability, investments in marketing and promotion, fluctuations in our operating results, our need for future financing, effects of accounting standards on our financial statements, our investment in strategic partnerships, development of our customer base and our infrastructure, our dependence on our strategic partners, our dependence on personnel, our employee relations, our disclosure controls and procedures, our ability to respond to rapid technological change, expansion of our technologies and products, benefits of our products, our competitive position, statements regarding future acquisitions or investments, our legal proceedings, and our dividend policy.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed herein, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to repay or refinance our current debt, our ability to obtain future financing, and the risks referred to in “Item 1A. Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “US Dataworks,” “we,” “us,” or “our” means US Dataworks, Inc.

MICRworks™, Clearingworks ®, Returnworks™, Remitworks™, ClearPayments™, ClearDeposits™, ClearReturns™, ClearInsights™ and PayItFast™ are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

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

Products

US Dataworks’ lead product is Clearingworks. The Clearingworks product is deployed both on-premise and as an on-demand payment processing service with proven, enterprise-class payment, deposit, returns processing and powerful payment analytic tools. Clearingworks is designed to reduce the pain and cost of payment processing. Clearingworks consists of four pillars of modern payment processing: ClearPayments, ClearDeposits, ClearReturns and ClearInsights. Clearingworks is delivered in two environments: a Cloud delivery model and an on-premise installed solution.

ClearPayments is an integrated, multi-channel payment platform designed to reduce operational costs by streamlining the payments from all channels into one fast and convenient platform. Payment channels include Web payments, telephone payments, mailed-in payments, and walk-in payments. ClearDeposits quickly converts incoming payment into working capital by consolidating deposits into the least cost deposit channel. This includes routing to a specific banking relationship and converting check payments into fully electronic deposits. ClearReturns reduces the time spent processing returned items by automated returns matching and automated processing of resubmissions and return fees. This improves the ability to collect returned items consistency of fee assessment. ClearInsights provides reporting capabilities to assist in tracking payment status and in producing detailed analytic information. ClearInsights simplifies controls and reporting for compliance audits, improves quality control practices and offers visibility to monitor payment progress across multiple payment channels.

Customers

We sell our products into several vertical markets within the market segments of Corporate Payments, Retail Payments, and Governmental Payments. Customers include corporate billers, credit card issuers, bankers’ banks, major retailers and the United States Government.

Two of our customers, the Federal Reserve Bank of Cleveland and Regulus Group, accounted for 59%, and 9%, respectively, of our net revenue for the year ended March 31, 2012. Three of our customers, the Federal Reserve Bank of Cleveland, American Express and Regulus Group accounted for 66%, 9% and 9%, respectively, of our net revenue for the year ended March 31, 2011.

Strategic Business Relationships

From time to time, we partner with various businesses in connection with our sales and marketing efforts, including entering into reseller agreements with certain value-added resellers to resell our Clearingworks solutions and other products and services. Significant business partners include The Bankers Bank of Oklahoma, who delivers our Clearingworks platform as a service to its member banks, certain other bankers’ banks and Regulus Group, who provides our platform to their customers.

Competition

Our competitors in the financial services market include Wausau Financial Systems, J&B Software, Fiserv and First Data. The services offered by these and other competitors include electronic billing and payment, electronic funds transfer, payment solutions, reconciliation, checks by phone and recurring billing, as well as value-added services such as strategy consulting, marketing and technology infrastructure. Although our competitors offer a variety of products and services, we believe that they remain burdened by their legacy platforms and struggle with integrating systems acquired through acquisition.

Our strategy is to differentiate ourselves from our competitors by actively seeking markets that would benefit from our streamlined and modern payment processing solution. We look for underserved markets, like the bankers’ banks market and then position our product to appeal to their business needs.

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

We believe that we compete favorably with respect to these factors. However, the market for payment processing software is highly competitive, rapidly evolving and subject to significant technological change. As this market grows, we expect competition to increase. Increased competition may result in loss of markets share, price reductions and reduced margins.

We may not have the financial resources, technical expertise and/or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, we may be unsuccessful in gaining market share or lose existing market share and our financial condition, operating results and business could be adversely affected.

Intellectual Property

We obtained trademarks on the names of our premier products and services, including Clearingworks. Our efforts to protect our intellectual property rights may not prevent the misappropriation of our intellectual property.

Government Regulation

As a processor of Automated Clearing House (ACH) payments, we must comply with federal laws governing the processing of electronic transactions. We are in compliance with all such federal laws and work closely with NACHA,the association that manages the development, administration, and governance of the ACH Network, the backbone for the electronic movement of money and data to ensure our systems remain compliant with applicable laws and regulations, as well as NACHA guidelines.

Employees

As of July 11, 2012, we have 34 full-time employees. Our employees provide expertise in: programming, software development, modification and maintenance; system conversions; sales and marketing; account management; client services and training; and technical support. None of our employees are subject to a collective bargaining agreement. We believe that relations with our employees are good.

Research and Development

Our research and development expenses are primarily personnel costs related to developing new products and applications and improvements made to existing products. We believe timely development of new products and applications and enhancements to existing products are essential to maintain our position in the market. Our total research and development expenses during fiscal years ended March 31, 2012 and March 31, 2011 were $862,019 and $969,154, respectively.

ITEM 1A.   RISK FACTORS

In addition to the other information in this Report, the following factors should be considered in evaluating us and our business.

The Company has a recent history of defaulting on its bank covenants which, if repeated, could force the Company to seek bankruptcy protection.

The Company recently has been in default of the financial and certain other covenants contained in its loan and security agreement with its current senior lender, Silicon Valley Bank (“SVB”), and been forced to seek waivers and/or forbearance agreements from SVB to address such defaults. Should future defaults occur, there can be no assurance that the Company will be successful in obtaining such waivers and/or forbearance agreements. Failure to obtain waivers and/or forbearance agreements from SVB for future defaults would result in SVB having the right to accelerate all indebtedness owed it at the time of the default. In that case, the Company would not likely have the funds to make these payments to SVB. As the Company’s most senior secured lender, SVB would then have a right to foreclose on, and take possession and control over, all of the assets of the Company, including the Company’s cash and accounts receivable. If SVB exercises this right, the Company would be forced to seek protection under federal bankruptcy laws which will likely render the Company’s equity securities, including the Company’s issued and outstanding common stock, worthless.

Our ability to continue as a going concern may be contingent upon our ability to raise capital.

The accompanying financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We believe we currently have adequate capital resources to fund anticipated cash needs through March 31, 2013. However, our current liquidity position is constrained and is expected to remain that way for the foreseeable future. While we have taken a number of steps to address and improve this situation (as explained elsewhere in this Report), there can be no assurance that these steps will result in a meaningful improvement to our current and short-term liquidity position and additional steps may be required.  One such additional step involves raising additional equity and/or debt capital.  Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. There can be no assurance that we could raise sufficient additional capital. There may be limited access to capital because our common stock is listed only on the OTCBB and for other reasons beyond our control. Under such circumstances, if we are unable to obtain additional capital on commercially reasonable terms, it may have a material adverse effect on our financial condition, which could require us to:

•	curtail our operations significantly;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets;

•	explore other strategic alternatives including a merger or sale of US Dataworks; and/or

•	in a worst-case scenario, seek protection from our creditors under federal bankruptcy laws, which would likely render our equity securities, including our issued and outstanding common stock, worthless.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

We have a significant amount of debt due and coming due that we may not be able to repay.

We have a history of experiencing negative cash flow from operations and continue to operate under liquidity constraints. In the past, we have put a number of debt financings in place to finance our operations. We currently have approximately $3.1 million of affiliate debt coming due on January 1, 2014 and another $125,000 of debt coming due on August 1, 2013. We also have an accounts receivable line of credit with our bank that was recently renewed through September 26, 2012. We have recently established a factoring facility that will replace this line of credit before it terminates. In addition, we currently owe approximately $403,689 in accrued but unpaid interest on the affiliate debt, and depending on our ability to make future interest payments to the affiliate debt holders, this amount could increase further. The holders of the affiliate debt have recently agreed to (i) waive the defaults arising from our inability to stay current on the affiliate debt interest payments through June 30, 2013 and (ii) agreed not to take any action against the Company to collect this growing past due interest payment through July 13, 2013. However, there can be no assurance that we will be current on these payments or enter into a similar agreement beyond such date.

All of these obligations are secured by liens on all of our properties and assets, including all of our accounts receivables. If, when any or all of these obligations come due, we do not have the cash on hand to satisfy such obligations in full at that time, we will be required to either (i) refinance or restructure the terms of such obligations in a way that we can meet the obligations as so refinanced or restructured or (ii) find additional funding in the form of equity or debt financing to satisfy such obligations. If, in that situation, we cannot obtain such refinancing or restructuring and no other adequate funding sources are available to us, the holders of the obligations will have the right to foreclose on our properties and assets, including our cash and accounts receivables.  If these foreclosure rights are exercised, we will be forced to file for protection available under federal bankruptcy laws, which will likely render our equity securities, including our issued and outstanding common stock, worthless.

We have a general history of losses and may not operate profitably in the future.

We have incurred losses for the last five fiscal years ended March 31, 2012. As of March 31, 2012, our accumulated deficit was $66,204,809. We believe that our future growth and profitability will depend in large part on our ability to promote our brand and expand our relationships with new or existing clients for whom we would provide licensing agreements and system integration services. Accordingly, we intend to invest heavily in marketing, strategic partnerships, development of our client base and marketing technology and operating infrastructure. If we are unsuccessful, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

Our operating results are subject to fluctuations caused by many factors that could cause us to fail to achieve our revenue or profitability expectations, which in turn could cause our stock price to decline.

Our operating results can vary significantly depending upon a number of factors, which are often outside of our control. Factors that may affect our quarterly operating results include:

•	market acceptance of and changes in demand for our products and services;

•	gain or loss of clients or strategic relationships;

•	announcement or introduction of new software, services and products by us or by our competitors;

•	our ability to build brand recognition;

•	timing of sales to customers;

•	price competition;

•	our ability to upgrade and develop systems and infrastructure to accommodate growth;

•	our ability to attract and effectively integrate new personnel;

•	our ability to introduce and market products and services in accordance with market demand;

•	changes in government regulation;

•	reduction in or delay of capital spending by our clients; and

•	general economic conditions, including economic conditions specific to the financial services industry.

In addition, from time to time we derive a portion of our revenue from agreements signed at the end of the reporting period. Our operating results could suffer if the timing of these agreements is delayed. Depending on the type of agreements we enter into, we may not be able to recognize revenue under these agreements in the reporting period in which they are signed. These factors could negatively affect our future operating results.

Most of our operating expenses are relatively fixed in the short-term. We may be unable to adjust our spending quickly enough to compensate for any unexpected sales shortfall, which could harm our operating results. Because of the nature of the markets in which we compete, we cannot predict future operating results with any certainty. Accordingly, you should not rely on period-to-period comparisons of results of operation as an indication of future performances.

We may not be able to develop or maintain our relationships with distribution partners, which may cause our cash flow to decline.

We may not be able to maintain our current relationships or develop new relationships with channel partners. These strategic relationships are a core component of our sales and distribution strategy and are a part of our growth strategy. The loss of a channel partner could harm our operating results. Specifically, we are relying on our strategic partners to generate a portion of the future sales of our cloud-based Clearingworks platform. A shortfall of such sales efforts could have a material adverse effect on our future operating results.

Because a small number of customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders or the failure to retain customers.

We have a small number of customers that account for a significant portion of our revenue. Our revenue could decline significantly because of a delay in signing agreements with a single customer or the failure to retain an existing customer. We may not obtain additional customers in the future. The failure to obtain additional customers and the failure to retain existing customers will harm our operating results.

If general economic and business conditions do not improve or weaken further, we may experience decreased revenue or lower growth rates.

The revenue growth and profitability of our business depends on the overall demand for computer software and services in the product segments in which we compete. Because our sales are primarily to major financial services and government customers, our business also depends on general economic and business conditions. A softening of demand caused by a weakening of the economy may result in decreased revenue or lower growth rates. As a result, we may not be able to generate sufficient future license revenue to fund our operations.

We may not be able to attract, retain or integrate key personnel, which may prevent us from successfully operating our business.

We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel. The loss of services of any of the key members of our management team or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale and could have a material adverse effect on our operating results.

We operate in markets that are intensely and increasingly competitive, and if we are unable to compete successfully, our revenue could decline and we may be unable to gain or lose market share.

The financial services software market is highly competitive. Our future success depends on our ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace.

Some of our competitors have:

•	longer operating histories;

•	larger installed customer bases;

•	greater brand recognition and longer relationships with clients; and

•	significantly greater financial, technical, marketing and public relations resources than US Dataworks.

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

We are responsible for maintaining the confidentiality of our client’s sensitive information, and any unauthorized use or disclosure could result in substantial damages and harm our reputation.

In some cases, the services we provide for our clients grants us access to confidential or proprietary client information. Any unauthorized disclosure or use could result in a claim against us for substantial damages and could harm our reputation. Our contractual provisions attempting to limit these damages may not be enforceable in all instances or may otherwise fail to adequately protect us from liability for damages which would have a negative impact on our operating results.

If we do not adequately protect our intellectual property, our business may suffer, we may lose revenue or we may be required to spend significant time and resources to defend our intellectual property rights.

We rely on a combination of trademark, trade secrets, confidentiality procedures and contractual procedures to protect our intellectual property rights. If we are unable to adequately protect our intellectual property, our business may suffer from the piracy of our technology and the associated loss in revenue. Any intellectual property rights that we may hold may not sufficiently protect our intellectual property and may be challenged by third parties. Our efforts to protect our intellectual property rights, may not prevent the misappropriation of our intellectual property. These infringement claims or any future claims could cause us to spend significant time and money to defend our intellectual property rights, redesign our products or develop or license a substitute technology. We may be unsuccessful in acquiring or developing substitute technology and any required license may be unavailable on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party claims against us or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation. Furthermore, other parties may also independently develop similar or competing products that do not infringe upon our intellectual property rights.

We may be unable to consummate future potential acquisitions or investments or successfully integrate acquired businesses or investments or foreign operations with our business, which may disrupt our business, divert management’s attention and slow our ability to expand the range of our technologies and products.

We intend to continue to expand the range of our technologies and products, and we may acquire or make investments in additional complementary businesses, technologies or products, if appropriate opportunities arise. We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or consummate future acquisitions or investments, each of which could slow our growth strategy. We have no prior history or experience in investing in or acquiring and integrating complementary businesses and therefore may have difficulties completing such transactions or realizing the benefits of such transactions, or they may have a negative effect on our business. Such investments or acquisitions could require us to devote a substantial amount of time and resources and could place a significant strain on our management and personnel. To finance any acquisitions, we may choose to issue equity-based instruments, which would be dilutive to our stockholders. Any future acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results.

We have warrants outstanding with anti-dilution provisions that may affect our ability to raise capital without adding additional dilution.

The Company currently has warrants outstanding pursuant to which the holders thereof could purchase a total of 4,651,162 shares of Common Stock at an exercise price of $0.43 per share (the “Investor Warrants”).  Except in certain limited circumstances, if the Company issues or sells shares of Common Stock (or securities convertible into or exchangeable for shares of Common Stock) at a price (or a conversion or exchange price) below $0.43 per share, (i) the exercise price of the Investor Warrants would be reduced to that lower sale (or conversion or exchange) price and (ii) the number of shares underlying the Investor Warrants would be increased by the ratio of the current per share warrant exercise price ($0.43) to the lower adjusted exercise price.  While the Company has not issued or sold shares of Common Stock or other securities that triggered these anti-dilution provisions, there can be no assurance that it will not do so in the future.  If the Company does issue or sell shares of Common Stock or other securities that trigger these anti-dilution provisions, the dilutive effect of such an issuance will be exacerbated by the additional dilutive effect of the adjustments to the exercise price of, and the number of shares of Common Stock underlying, the Investor Warrants. The existence of the Investor Warrants could make future investments in the Company less attractive.

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

Because our common stock is no longer listed on the NYSE Alternext US (formerly the AMEX) and because it continues to trade at a market price of less than $5.00 per share, it is deemed to be a “penny stock” under SEC rules and regulations.  This classification adversely affects the market liquidity for the Company’s common stock by placing a number of restrictions and requirements on brokers and dealers in purchasing, or affecting the purchase of, penny stocks.  Because of these regulations, broker-dealers may not wish to process the additional paperwork, make the additional disclosures and/or take the other additional actions required under the regulations in connection with purchasing our common stock.  This in turn will have the effect of reducing the level of trading activity in our common stock and make it more difficult for a holder of our common stock to sell his or her shares at the desired price.

The Company could have material weaknesses in its internal control over financial reporting.

In the past, the Company identified material weaknesses in its internal control over financial reporting. The Company took actions to remediate these material weaknesses. However, any future failure in the effectiveness of the Company’s internal control over financial reporting could result in misstatements of the Company’s financial statements, which could have a material adverse effect on the Company’s financial reporting or could cause the Company to fail to meet its reporting obligations. Management concluded that, as of March 31, 2012, our internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive office, which is our only property, currently consists of 18,790 square feet of office space, and is located at One Sugar Creek Center Blvd., 5th Floor, Sugar Land, Texas 77478, which, as of March 31, 2012, was leased through January 2018.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. However, a this time, we are not currently a party to any material pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Market and Share Prices

During fiscal years 2012 and 2011, our common stock was traded on the Over-The-Counter (OTC) Bulletin Board and the OTC Pink Sheets under the symbol “UDWK.” The following table indicates the high and low per share sale prices as reported by the OTC Bulletin Board and the OTC Pink Sheets for the periods indicated.

	High	Low

Year Ended March 31, 2012

First Quarter	$0.20	$0.16

Second Quarter	0.19	0.10

Third Quarter	0.15	0.07

Fourth Quarter	0.17	0.08

Year Ended March 31, 2011

First Quarter	$0.27	$0.16

Second Quarter	0.21	0.17

Third Quarter	0.24	0.17

Fourth Quarter	0.25	0.17

Holders

As of July 11, 2012, the 33,519,940 issued and outstanding shares of our common stock were held by 310 stockholders of record.  Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividend Policy

We have never declared nor paid cash dividends on our common stock. We do not presently anticipate paying cash dividends. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend upon our earnings, financial condition, and capital requirements. We currently intend to retain future earnings, if any, to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table sets forth certain information as to our equity compensation plans as of March 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by the stockholders	6,691,169	$0.59	3,308,831

The Amended and Restated 2000 Stock Option Plan is our only equity compensation plan that has been approved by the stockholders. We have also granted non-statutory stock options to purchase shares of our common stock pursuant to stock option agreements. In the past, some of these grants were made outside of our 2000 Stock Option Plan. None of such non-plan options were outstanding as of March 31, 2012. The exercise prices of these options were equal to the fair market value of our common stock on the date of grant. These options vest over periods up to three years from the date of grant and have a ten years. The exercise price may be paid in cash or by a net issuance through a cashless exercise.

Recent Sales of Unregistered Securities

In August 2011, in connection with a private placement of securities, the Company issued to two investors three-year warrants to purchase a total of 58,138 shares of the Company’s common stock at an exercise price of $0.43 per share. The warrants were purchased as part of units that also included $125,000 in one-year notes. These units had an aggregate purchase price of $125,000. For the purpose of determining the original issue discount to the notes, the Company estimated the value of the warrants to be $7,111.

The warrants were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, in that the issuance of such warrants was a transaction by the Company not involving a public offering.  Facts supporting the applicability of this exemption include that (i) the investors receiving the warrants certified to the Company in writing that they were “accredited investors” and are sophisticated, knowledgeable and experienced investors, (ii) the warrants were issued through direct negotiations and did not involve general solicitation, (iii) the investors receiving the warrants represented to the Company in writing that they were acquiring the warrants and, upon exercise of the warrants, will acquire the securities underlying the warrants, for their own account and  not with a view to the resale or distribution thereof and (iv) the investors receiving the warrants agreed in writing that the warrants are not transferrable except in certain limited circumstances and that the warrants (and the securities underlying the warrants) will be transferred only in strict compliance with Rule 144. In addition, the Company fulfilled its filing and other requirements so that the transaction qualified as an exempt issuance under Regulation D and applicable state securities laws.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-K.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition the valuation of our intangible assets, and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements. See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Financial Statements for a further discussion of revenue recognition and other significant accounting policies.

Revenue Recognition

We licenses software on a transactional or a subscription fee basis. In these arrangements, the customer is charged a fee based upon the number of items processed by the software and the Company recognizes revenue as these transactions occur. The transaction fee also includes the provision of standard maintenance and support services as well as product upgrades should such upgrades become available.  We also charge an onboarding fee for implementation services when a customer chooses our cloud based service. If professional services that are essential to the functionality of the software are provided in connection with the installation of the software licensed, revenue is recognized when these services have been provided on a percentage of completion basis. In certain instances, we license our software products under non-exclusive, non-transferable license agreements that involve services essential to the functionality of the software in which case license revenue is recognized when services have been provided on the percentage of completion basis. For license agreements that include a separately identifiable fee for contracted maintenance services, such maintenance revenues are recognized on a straight-line basis over the life of the maintenance agreement established in the agreement, but following any installation period of the software. In certain instances, we enter into arrangements that include multiple elements, where fees are allocated to the various elements based on vendor specific objective evidence of fair value.

Goodwill

FASB ASC Topic No. 350, “Intangibles – Goodwill and Other Intangibles” requires that goodwill for each reporting unit of an entity be tested for impairment by comparing the fair value of each reporting unit with its carrying value. The Company’s goodwill is attributable to a single reporting unit. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, the Company performs impairment tests annually during its fiscal fourth quarter. The Company did not record an impairment of goodwill for the quarter ended March 31, 2012 or the year ended March 31, 2012.

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

Two of our customers, the Federal Reserve Bank of Cleveland and Regulus Group, accounted for 59%, and 9%, respectively, of our net revenue for the year ended March 31, 2012. Three of our customers, the Federal Reserve Bank of Cleveland, American Express and Regulus Group, accounted for 66%, 9% and 9%, respectively, of our net revenue for the year ended March 31, 2011.

At March 31, 2012, amounts due from two of our customers, the Federal Reserve Bank of Cleveland and Regulus Group, accounted for 47% and 23%, respectively, of accounts receivable then outstanding. At March 31, 2011, amounts due from three of our customers, American Express, the Federal Reserve Bank of Cleveland and Regulus Group, accounted for 39%, 38% and 10%, respectively, of accounts receivable then outstanding.

Results of Operations

The results of operations reflected in the following discussion include the operations of US Dataworks for the years ended March 31, 2012 and March 31, 2011.

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

	For the Year Ended March 31,
	2012	2011	Change
	(In 000's)
Software transactional and subscription	$2,745	$2,316	19%
Software licensing	120	537	-78%
Software maintenance	702	622	13%
Professional services	2,956	3,741	-21%
Software resale	122	60	103%
Total revenues	$6,645	$7,276	-9%

Revenues for the year ended March 31, 2012 decreased 9% as compared to the year ended March 31, 2011. As compared to the prior year period, (i) professional services revenue for the year ended March 31, 2012 decreased by 21% due to fewer resources required for a large client consulting contract, (ii) software maintenance revenues for the year ended March 31, 2012 increased 13% due to commencement of a new maintenance agreement for expanded product usage from an existing client, (iii) software transactional and subscription revenue for the year ended March 31, 2012 increased 19% due to increases in the number of transactions processed by our customers and from a renegotiated contract with an existing customer, (iv) software licensing revenue for the year ended March 31, 2012 decreased by 78% primarily attributable to the recognition of a perpetual license arrangement during the year ended March 31, 2011 which did not reoccur during the year ended March 31, 2012 and (v) software resale revenue increased 103% due to the newly created PayItFast app license sale to an existing customer. We expect our transactional revenue to grow as more of our current customers, along with new customers generated by the launch of our cloud services initiative, begin to run more of their business through our software products.

Cost of Revenues

Cost of revenues includes personnel costs associated with our software maintenance, support, training, installation and implementation services of our on-premise and cloud service offerings.  Cost of revenues also includes the costs from third party software purchases intended for resale. Cost of revenues for the year ended March 31, 2012 decreased $276,186, or 11%, to $2,226,836 as compared to $2,503,022 for the year ended March 31, 2011. This decrease was primarily due to a reduction in outside labor of $372,327 related to a decrease in professional services performed, offset by an increase in license software costs and the associated hardware of $142,464 related to the PayItFast app license sale to an existing customer.

Operating Expenses

Total operating expenses for the year ended March 31, 2012 decreased $565,984, or 12%, to $4,296,472 as compared to $4,862,456 for the year ended March 31, 2011.

Research and development expenses for the year ended March 31, 2012 decreased $107,135, or 11%, to $862,019 as compared to $969,154 for the year ended March 31, 2011. This decrease is due to the allocation of research and development personnel expenses when these employees support other functions within the Company.

Sales and marketing expenses for the year ended March 31 2012 increased $248,966, or 27%, to $1,170,892 as compared to $921,926 for the year ended March 31, 2011. The increase is due to the cost associated with outsourcing the sales and marketing responsibilities through November 2011. The sales and marketing responsibilities were brought completely in house as of December 2011.

General and administrative expenses for the year ended March 31, 2012 decreased $668,330, or 23%, to $2,178,251 as compared to $2,846,581 for the year ended March 31, 2011. As compared to the prior year period, legal expenses decreased $138,897, comprised of a $72,517 reduction in general legal expenses and a $50,396 decrease relating to the our delisting process that occurred during the year ended March 31, 2011. As compared to the prior year period, administrative outside services decreased $243,145, primarily due to a $85,991 decrease in outside accounting services that resulted from bringing contracted personnel in-house, a $93,638 decrease in datacenter expenses following our withdrawal from an outside facility and moving the function in-house, a $40,938 decrease in recruiting fees and a $22,628 decrease in insurance expense. As compared to prior year period, administrative personnel expenses decreased $207,402, comprised of a $107,351 decrease in personnel expenses, a $24,435 decrease in employee moving expenses, and a $75,616 stock compensation expense decrease, due to reduced stock issuances for the year ended March 31, 2012. The remaining decrease of $78,886 was attributable to several other accounts classified as general and administrative.

Depreciation and amortization expense for the year ended March 31, 2012 decreased $39,485, or 32%, to $85,310 as compared to $124,795 for the year ended March 31, 2011. This decrease is attributable to a number of our property and equipment items attaining a fully depreciated state during the past fiscal year.

Our headcount at March 31, 2012 and March 31, 2011 was 34.

Other (Expense) Income

Total other expense, including interest expense and financing costs, for the year ended March 31, 2012 increased $90,525, or 17%, to $608,348 as compared to $517,823 for the year ended March 31, 2011. The increase is principally due to a higher interest rate associated with the accounts receivable line of credit and interest expense related to the notes payable issued in August 2011.

Net Loss

Net loss for the year ended March 31, 2012 improved $121,541, or 20%, to $486,242 as compared to $607,783 for the year ended March 31, 2011, which is attributable to the reasons discussed above.

Liquidity and Capital Resources

We have a history of experiencing negative cash flow from operations and continue to operate under liquidity constraints. Over the years, we have put a number of debt financings in place to address this ongoing situation. As of March 31, 2012, we had approximately $3.1 million of affiliate debt coming due January 1, 2014 and $125,000 of debt coming due of this debt on August 1, 2012. The holders of the $125,000 of debt have recently agreed to extend the maturity date to August 1, 2013. We also have an accounts receivable line of credit that was recently renewed through September 26, 2012. We have recently established a factoring facility that will replace this line of credit before it terminates. As of March 31, 2012, we had $383,340 in accrued but unpaid interest on the affiliate debt. Although we have had the right to pay the affiliate debt interest since March 2012, the affiliate debt holders have been willing to defer a portion of the affiliate debt interest in order to accommodate our liquidity constraints. The affiliate debt holders recently agreed to (i) waive the defaults arising from our inability to keep current on the affiliate debt interest payments through June 30, 2013 and (ii) agreed not to take any action against the Company to collect this growing past due interest payment through July 13, 2013. However, there can be no assurance that we will be current on these payments or enter into a similar agreement beyond such date.

With respect to the $3.1 million in principal payments due to the affiliate debt holders on January 1, 2014 and any unpaid interest thereon as of such date as well as the $125,000 of debt coming due on August 1, 2013, we will have to either build enough cash to fund these payments when they come due or we will have to come to an agreement with the holders of such debt to restructure the payment terms thereof or obtain other adequate sources of debt or equity funding to retire this debt when it comes due.

We will need to increase revenues from transaction and subscription based software license contracts and professional services agreements and software licenses to achieve and sustain profitability.

We have taken a number of steps to address and improve our liquidity.  These steps include additional rent abatements in fiscal 2013 in connection with the negotiation of a renewal of our office lease and deferring interest payments on the affiliate debt as needed. Management believes the processes put in place will effectively fund our operations through March 31, 2013, and for a reasonable period of time thereafter.  If our liquidity does not improve in a meaningful way, we will be forced to take additional steps to address the issue, the primary one being raising additional equity and/or debt capital.  However, there can be no assurance that we would be successful in attempting to raise such capital.

Cash and cash equivalents at March 31, 2012 increased $37,889 to $81,985, as compared to $44,096 at March 31, 2011.  Cash provided by operating activities for the year ended March 31, 2012 was $514,608 as compared to cash used in operating activities of $43,909 for the year ended March 31, 2011.

Cash used in investing activities for the year ended March 31, 2012 was $29,197 as compared to $195,499 for the year ended March 31, 2011. The decrease in cash used in investing activities resulted from infrastructure and website costs associated with the cloud initiative incurred during the year ended March 31, 2011.

Cash used in financing activities for the year ended March 31, 2012 was $477,522 as compared to $161,038 for the year ended March 31, 2011. As compared to the prior year period, net proceeds from our bank term loan and accounts receivable line of credit decreased $410,143 to $569,221 for the year ended March 31, 2012 as compared to $159,078 for the prior year period. This decrease is a result of a decrease in proceeds provided by the accounts receivable line of credit of $723,870, offset by an increase in repayments to the accounts receivable line of credit and the note payable to the bank of $313,727.

We believe we currently have adequate capital resources to fund our anticipated cash needs through March 31, 2013. However, as stated above, our debt repayment obligations and our current liquidity position may require us to raise additional capital to remain a going concern.

Our contractual obligations, which are described elsewhere in our financial statements and the notes thereto, are summarized in the table below:

Contractual Obligations	Total as of March 31, 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018 & Beyond
Office Lease	$2,276,722	$281,850	$378,932	$397,722	$416,512	$433,736	$367,970
Notes Payable – Related Parties (1)	$4,098,269	$355,125	$3,743,144
Secured Line of Credit	$243,923	$243,923
Notes Payable	$137,380	$3,302	$128,301	$3,301	$2,476

Total	$6,756,293	$1,134,200	$4,250,377	$401,023	$418,988	$433,736	$367,970

(1)	Notes Payable – Related Parties includes the $3,092,245 in note payable – related parties and $383,340 in deferred interest on the notes payable – related parties as of March 31, 2012 and $622,684 in interest payable on the notes payable - related parties.

Recently Issued Accounting Pronouncements

Revenue Recognition: In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements   (“ASU 2009-13”). ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence, including Vendor Specific Objective Evidence (“VSOE”), third party evidence of selling price (“TPE”), or estimated selling price (“ESP”). ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Our adoption of this ASU did not have a material effect on our financial statements.

In October 2009, the FASB also issued ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements   (“ASU 2009-14”). ASU 2009-14 excludes tangible products containing software and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 605-985, Software-Revenue Recognition.  ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Our adoption of this ASU did not have a material effect on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements   (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by SFAS No. 157, Fair Value Measurements (ASC 820). The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. Our adoption of this ASU did not have a material effect on our financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The ASU attempts to clarify the FASB’s intent about the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The ASU’s amendments will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS and are effective for the first interim or annual period beginning on or after December 15, 2011. Our adoption of this ASU, effective January 1, 2012, is presentation and disclosure related and did not have an effect on our consolidated financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment was issued. ASU 2011-08 provides companies with a new option to determine whether or not it is necessary to apply the traditional two-step quantitative goodwill impairment test in ASC 350, Intangibles – Goodwill and Other. Under ASU 2011-08, companies are no longer required to calculate the fair value of a reporting unit unless it determines, on the basis of qualitative information, that it is more likely than not (i.e., greater than 50%) that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective of periods ending after December 15, 2011; however, early adoption is permitted for periods ending after September 15, 2011. We do not anticipate the adoption to have a material impact on our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

US DATAWORKS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

US Dataworks, Inc.

We have audited the accompanying balance sheets of US Dataworks, Inc. (a Nevada corporation) (the “Company”) as of March 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Dataworks, Inc. as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended March 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas

July 13, 2012

US DATAWORKS, INC.

BALANCE SHEETS

	March 31, 2012	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$81,985	$44,096
Accounts receivable, trade	437,662	1,019,579
Prepaid expenses and other current assets	200,636	387,548
Total current assets	720,283	1,451,223
Property and equipment, net	184,387	240,500
Goodwill, net	4,020,698	4,020,698
Other assets	42,354	70,109

Total assets	$4,967,722	$5,782,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$244,667	$663,667
Accounts payable	426,895	582,304
Accrued expenses	138,033	79,557
Accrued interest – related parties	383,592	87,299
Deferred revenue	424,191	688,340
Total current liabilities	1,617,378	2,101,167

Long term liabilities:
Notes payable, net of unamortized discount at March 31, 2012 and 2011 of $2,557 and $0, respectively	134,078	165,157
Notes payable – related parties, net of unamortized discount at March 31, 2012 and 2011 of $267,689 and $409,302, respectively	2,824,556	2,682,943
Total long term liabilities	2,958,634	2,848,100
Total liabilities	4,576,012	4,949,267

Commitments and contingencies

Stockholders’ equity:

Convertible Series B preferred stock, $0.0001 par value; 700,000 shares authorized; 109,933 shares issued and outstanding; $3.75 liquidation preference; dividends of $458,802 and $417,444 in arrears as of March 31, 2012 and 2011, respectively	11	11
Common stock, $0.0001 par value; 90,000,000 shares authorized; 33,485,835 and 33,318,842 shares issued and outstanding as of March 31, 2012 and 2011, respectively	3,348	3,331
Additional paid-in capital	66,593,160	66,548,488
Accumulated deficit	(66,204,809)	(65,718,567)

Total stockholders’ equity	391,710	833,263

Total liabilities and stockholders’ equity	$4,967,722	$5,782,530

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF OPERATIONS

For the years ended March 31, 2012 and 2011

	2012	2011

Revenues:
Software transactional and subscription	$2,745,593	$2,316,170
Software licensing	119,640	537,277
Software maintenance	701,615	621,731
Professional services	2,956,531	3,740,785
Software resale	122,035	59,555

Total revenues	6,645,414	7,275,518

Cost of revenues	2,226,836	2,503,022

Gross profit	4,418,578	4,772,496

Operating expenses:
Research and development	862,019	969,154
Sales and marketing	1,170,892	921,926
General and administrative	2,178,251	2,846,581
Depreciation and amortization	85,310	124,795

Total operating expenses	4,296,472	4,862,456

Income (loss) from operations	122,106	(89,960)

Other (expense) income:
Interest expense	(92,631)	(30,340)
Interest expense – related parties	(517,387)	(489,558)
Other Income	1,670	2,075

Total other expense	(608,348)	(517,823)

Net loss	$(486,242)	$(607,783)

Basic loss per share	$(0.01)	$(0.02)

Diluted loss per share	$(0.01)	$(0.02)

Basic weighted-average shares outstanding	33,418,986	33,229,667

Diluted weighted-average shares outstanding	33,418,986	33,229,667

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended March 31, 2012 and 2011

	Preferred Stock Convertible Series B		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2010	109,933	$11	33,103,951	$3,310	$66,369,315	$(65,110,784)	$1,261,852
Expiration of private placement liability	—	—	—	—	66,000	—	66,000
Stock based compensation	—	—	214,891	21	113,173	—	113,194
Net loss	—	—	—	—	—	(607,783)	(607,783)
Balance, March 31, 2011	109,933	11	33,318,842	3,331	66,548,488	(65,718,567)	833,263
Warrants issued with debt	—	—	—	—	7,112	—	7,112
Stock based compensation	—	—	166,993	17	37,560	—	37,577
Net loss	—	—	—	—	—	(486,242)	(486,242)
Balance, March 31, 2012	109,933	$11	33,485,835	$3,348	$66,593,160	$(66,204,809)	$391,710

The accompanying notes are an integral part of these financial statements.

US DATAWORKS, INC.

STATEMENTS OF CASH FLOWS

For the years ended March 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net loss from operating activities	$(486,242)	$(607,783)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	85,310	124,795
Amortization of discount on notes payable	4,555	—
Amortization of discount on notes payable – related party	141,613	134,435
Amortization of deferred financing costs – related party	27,755	20,726
Stock based compensation	37,577	113,194
Changes in operating assets and liabilities:
Accounts receivable	581,917	40,246
Prepaid expenses and other current assets	186,912	(79,895)
Accounts payable	(155,409)	347,227
Accrued expenses	58,476	(101,001)
Accrued interest – related party	296,293	57,137
Deferred revenue	(264,149)	(92,990)

Net cash provided by (used in) operating activities	514,608	(43,909)

Cash flows used in investing activities:
Purchase of property and equipment	(29,197)	(195,499)
Net cash used in investing activities	(29,197)	(195,499)

Cash flows from financing activities:
Repayment of note payable to bank	(1,066,548)	(1,380,275)
Proceeds from asset based bank loan	497,327	1,221,197
Proceeds from issuance of notes payable and detachable stock warrants	125,000	—
Payments on equipment note payable	(3,301)	(1,960)

Net cash used in financing activities	(447,522)	(161,038)

Net increase (decrease) in cash and cash equivalents	37,889	(400,446)
Cash and cash equivalents, beginning of year	44,096	444,542
Cash and cash equivalents, end of year	$81,985	$44,096

Supplemental disclosures of cash flow information:

Interest paid	$84,252	$385,464
Federal income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

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

Liquidity

The Company has a history of experiencing negative cash flow from operations and continues to operate under liquidity constraints. Over the years, the Company has put a number of debt financings in place to address this ongoing situation. As of March 31, 2012, the Company had approximately $3.1 million of affiliate debt coming due January 1, 2014 and $125,000 of debt coming due on August 1, 2012. The holders of the $125,000 of debt have recently agreed to extend the maturity date of this debt to August 1, 2013. The Company also has an accounts receivable line of credit that was recently renewed through September 26, 2012. The Company has recently established a factoring facility that will replace this line of credit before it terminates. As of March 31, 2012, the Company had $383,340 in accrued but unpaid interest on the affiliate debt. Although the Company has had the right to pay the affiliate debt interest since March 2012, the affiliate debt holders have been willing to defer a portion of the affiliate debt interest in order to accommodate the liquidity constraints. The affiliate debt holders recently agreed to (i) waive the defaults arising from our inability to keep current on the affiliate debt interest payments June 30, 2013 and (ii) agreed not to take any action against the Company to collect this growing past due interest payment through July 13, 2013. However, there can be no assurance that the Company will be current on these payments or enter into a similar agreement beyond such date.

With respect to the $3.1 million in principal payments due to the affiliate debt holders on January 1, 2014 and any unpaid interest thereon as of such date as well as the $125,000 of debt coming due on August 1, 2013, the Company will have to either build enough cash to fund these payments when they come due or the Company will have to come to an agreement with the holders of such debt to restructure the payment terms thereof or obtain other adequate sources of debt or equity funding to retire this debt when it comes due.

The Company will need to increase revenues from transaction and subscription based software license contracts and professional services agreements and software licenses to achieve and sustain profitability.

The Company has taken a number of steps to address and improve its liquidity.  These steps include additional rent abatements in fiscal 2013 in connection with the negotiation of a renewal of the Company’s office lease and deferring interest payments on the affiliate debt, as needed.  The Company’s management believes the processes put in place will fund its operations through March 31, 2013, and for a reasonable period of time thereafter.  If the Company’s liquidity does not improve in a meaningful way, the Company will be forced to take additional steps to address the issue, the primary one being raising additional equity and/or debt capital.  However, there can be no assurance that the Company would be successful in attempting to raise such capital.

Cash and cash equivalents at March 31, 2012 increased $37,889 to $81,985, as compared to $44,096 at March 31, 2011.  Cash provided by operating activities for the year ended March 31, 2012 was $514,608 as compared to cash used in operating activities of $43,909 for the year ended March 31, 2011.

2.	Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenues associated with its software products in accordance with the provisions of the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 985 – 605, Software Revenue Recognition.

The Company licenses its software on a transactional or a subscription fee basis. In these arrangements, the customer is charged a fee based upon the number of items processed by the software and the Company recognizes revenue as these transactions occur. The transaction fee also includes the provision of standard maintenance and support services as well as product upgrades should such upgrades become available.  If professional services that are essential to the functionality of the software are provided in connection with the installation of the software licensed, revenue is recognized when these services have been provided on a percentage of completion basis. The Company measures its percentage of completion by the percentage of labor hours incurred to-date to estimated total labor hours for each contract.

In certain instances, we license our software products under non-exclusive, non-transferable license agreements that involve services essential to the functionality of the software. License revenue is recognized when services have been provided on the percentage of completion basis.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

For license agreements that include a separately identifiable fee for contracted maintenance services, such maintenance revenues are recognized on a straight-line basis over the life of the maintenance agreement established in the agreement, but following any installation period of the software.

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

Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals of assets are included in the results of operations.

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

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

Goodwill

ASC Topic No. 350, Intangibles – Goodwill and Other Intangibles requires goodwill for each reporting unit of an entity be tested for impairment by comparing the fair value of each reporting unit with its carrying value. The Company’s goodwill is attributable to a single reporting unit. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, the Company performs impairment tests annually during its fiscal fourth quarter. The Company did not have an impairment of goodwill for the year ended March 31, 2012 or the year ended March 31, 2011.

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

ASC Topic No. 820 - 10, Fair Value Measurements and Disclosures, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC Topic No. 820 – 10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC Topic No. 820 – 10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

Stock Options

The Company follows the guidance cited in ASC Topic 718, Compensation – Stock Compensation to account for its stock options. ASC Topic 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Stock-based compensation expense recognized under ASC Topic 718, which consists of stock-based compensation expense related to employee and director stock option grants and stock issuances, for the years ended March 31, 2012 and March 31, 2011 was $37,577, and $113,194 respectively.

ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the years ended March 31, 2012 and March 31, 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures as per the tables below.

The Company uses the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. The weighted average assumptions used in these calculations during the years ended March 31, 2012 and March 31, 2011, are summarized as follows:

	For the Year Ending
	March 31,
	2012	2011
Risk-free Interest Rate	2.00%	2.35%
Expected Life of Options Granted	10 years	10 years
Expected Volatility	146%	117%
Expected Dividend Yield	0	0
Expected Forfeiture Rate	30%	30%

As of March 31, 2012, there was approximately $97,452 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a period of 3 years.

Warrants

Warrants are valued with the Black-Scholes pricing model using assumptions of market price at the time of grant, annual volatility and likelihood of exercise. In determining the cost of warrants issued during the year ended March 31, 2012, the value of each such warrant has been estimated on the date of grant and the assumptions used in these calculations are summarized as follows: market price of stock at grant date of $0.18, volatility of 143%, the holders would exercise the warrants at maturity if the stock price was above the exercise price and the holders would exercise the warrants as they become exercisable at the target price of $0.43 and lowering such target as the warrants approached maturity. There were no warrants granted during the year ended March 31, 2011.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

Advertising Expense

Advertising costs are charged to expense as incurred. For the years ended March 31, 2012 and March 31, 2011, the Company recorded advertising expense of $87,034 and $63,093, respectively.

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

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of the fiscal years ended March 31, 2012 and March 31, 2011, the Company does not have any uncertain tax positions meeting the threshold prescribed by ASC Topic 740.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

Income and Loss per Share

The Company calculates income and loss per share in accordance with FASB ASC Topic 260 – 10, “Earnings Per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

For the year ended March 31, 2012, 15,177,045 potential common stock equivalents have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For the year ended March 31, 2011, 18,341,071 potential common stock equivalents have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.  Options and warrants typically convert on a one-for-one basis; see conversion details of the preferred stock stated below for the common stock shares issuable upon conversion. The weighted-average common stock equivalents that were excluded from the computation of diluted net loss per share for the years ended March 31, 2012 and March 31, 2011 are as follows:

	Year Ended March 31,
	2012	2011

Options outstanding under the Company’s stock option plans	6,691,169	6,445,132
Options outstanding outside the Company’s stock option plans	—	580,000
Warrants outstanding in conjunction with private placements	4,709,301	7,539,364
Warrants outstanding for services rendered and litigation settlement	200,000	200,000
Warrants issued as consideration for note extensions	3,466,642	3,466,642
Convertible Series B preferred stock(a)	109,933	109,933

(a) The Series B preferred stock is convertible into shares of common stock at a conversion ratio of one share of Series B preferred stock for one share of common stock.

Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the measurement of progress of completion on contracts, determination of allowance for doubtful accounts, share based compensation, and fair value of reporting unit on goodwill impairment assessment. Actual results could differ from those estimates.

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

Two of the Company’s customers, the Federal Reserve Bank of Cleveland and Regulus Group, accounted for 59% and 9%, respectively, of its net revenue for the year ended March 31, 2012. Three of the Company’s customers, the Federal Reserve Bank of Cleveland, American Express and Regulus Group, accounted for 66%, 9% and 9%, respectively, of its net revenue for the year ended March 31, 2011.

 At March 31, 2012, amounts due from two of the Company’s customers, the Federal Reserve Bank of Cleveland and Regulus Group, accounted for 47% ($207,479) and 23% ($100,000), respectively, of accounts receivable then outstanding. At March 31, 2011, amounts due from three of the Company’s customers, American Express, the Federal Reserve Bank of Cleveland and Regulus Group, accounted for 39% ($397,387), 38% ($391,251) and 10% ($100,000), respectively, of accounts receivable then outstanding.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

Revenue Recognition: In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements   (“ASU 2009-13”). ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence, including Vendor Specific Objective Evidence (“VSOE”), third party evidence of selling price (“TPE”), or estimated selling price (“ESP”).  ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Our adoption of this ASU did not have a material effect on our financial statements.

In October 2009, the FASB also issued ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements   (“ASU 2009-14”). ASU 2009-14 excludes tangible products containing software and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 605-985,   Software-Revenue Recognition.  ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Our adoption of this ASU did not have a material effect on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements   (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by SFAS No. 157, Fair Value Measurements (ASC 820). The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. The Company’s adoption of this ASU did not have a material effect on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The ASU attempts to clarify the FASB’s intent about the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The ASU’s amendments will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS and are effective for the first interim or annual period beginning on or after December 15, 2011. Our adoption of this ASU, effective January 1, 2012, is presentation and disclosure related and did not have an effect on our consolidated financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment was issued. ASU 2011-08 provides companies with a new option to determine whether or not it is necessary to apply the traditional two-step quantitative goodwill impairment test in ASC 350, Intangibles – Goodwill and Other. Under ASU 2011-08 companies are no longer required to calculate the fair value of a reporting unit unless it determines, on the basis of qualitative information, that it is more likely than not (i.e., greater than 50%) that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective of periods ending after December 15, 2011. We do not anticipate the adoption to have a material impact on our consolidated financial statements.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

3.	Property and Equipment

Property and equipment at March 31, 2012 and March 31, 2011 consisted of the following:

	March 31, 2012	March 31, 2011
Furniture and fixtures	$102,631	$99,535
Telephone and office equipment	198,781	198,781
Computer equipment	855,564	854,126
Computer software	1,368,260	1,343,596
Leasehold improvements	64,732	64,733
	2,589,968	2,560,771
Less accumulated depreciation and amortization	(2,405,581)	(2,320,271)
Total	$184,387	$240,500

Depreciation and amortization expense for the years ended March 31, 2012 and 2011 was $85,310 and $124,795, respectively.

4.	Bank and Other Long-Term Debt

At March 31, 2012 and March 31, 2011, the Company’s secured line of credit and long-term debt consisted of the following:

	March 31, 2012	March 31, 2011
Secured line of credit	$243,923	$493,699
Bank term loan	—	319,444
Notes payable – related party	3,092,245	3,092,245
Notes payable	125,000	—
Notes payable – equipment	12,379	15,681
Unamortized debt discount	(270,246)	(409,302)
Total secured notes payable and bank debt	3,203,301	3,511,767
Less: Current portion of long-term debt	369,667	663,667
Bank credit line and long-term debt, net of current portion	$2,833,634	$2,848,100

Secured Line of Credit and Term Loan

Effective as of October 27, 2010, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for a senior credit facility (the “Credit Facility”) comprised of an asset-based accounts receivable line of credit (the “A/R Line of Credit”) and a term loan (The “Term Loan”). The Loan Agreement amended and restated a previous loan agreement with SVB in its entirety. On February 8, 2011, May 9, 2011, June 7, 2011, July 7, 2011, September 12, 2011, November 1, 2011 and March 15, 2012, the Company entered into certain amendments to the Loan Agreement. Additionally, since March 31, 2012, the Company entered into an additional amendment to the Loan Agreement (see Note 8 – Subsequent Events).

The maturity date of the Term Loan was February 1, 2013. However, with the of additional principal payments made by the Company, the Term Loan was fully repaid in March 2012. Prior thereto, the Term Loan accrued interest at the fixed annual rate of 7.00% and was payable monthly.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

The maximum availability under the A/R Line of Credit is $1,000,000. Subject to certain commitment limits, through June 30, 2011, the Company could borrow up to eighty percent (80%) of its eligible accounts receivable.  Pursuant to the July 7, 2011 amendment, SVB increased the borrowing availability up to eighty-five percent (85%) of its eligible accounts receivables.  Also, pursuant to the July 7, 2011 amendment, the maturity date of the A/R Line of Credit was extended to June 28, 2012.  The finance charges and handling fees that applied to the A/R Line of Credit through June 30, 2011 consisted of (i) a finance charge of 1.25% above SVB’s prime rate and (ii) a collateral handling fee of either 0.10% per month or 0.25% per month depending on whether the Company’s adjusted quick ratio was above or below 1.30 (for the quarter ended June 30, 2011, the higher collateral handling fee applied). These charges apply to the full face amount of the financed receivables.  The effective rate of these charges during the quarter ended June 30, 2011 was 10.31%.  Pursuant to the July 7, 2011 amendment, (i) the finance charge applicable to the A/R Line of Credit was increased to 2.20% above SVB’s prime rate but will reduce back to 1.25% above SVB’s prime rate if the Company’s adjusted quick ratio exceeds 1.00 and (ii) the adjusted quick ratio trigger to reduce the collateral handling fee was reduced to 1.00. The effective interest rate of these charges for the quarters ended June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012 were 10.31%, 10.82%, 10.82%, and 10.82%, respectively.

Through July 31, 2011, the Loan Agreement imposed one financial covenant that required the Company to meet certain minimum EBITDA requirements (where “EBITDA” is defined to include an add-back for equity-based compensation expense) for a trailing three-month period. Beginning in August 2011, the EBITDA covenant was replaced with a minimum liquidity ratio covenant that required the Company to maintain a liquidity ratio of at least 1.20 at all times but measured at the end of each month. Beginning in September 2011, the Loan Agreement imposed an additional covenant requiring the Company to maintain a fixed charge coverage ratio (as defined) of at least 1.30 at all times but tested at the end of each month based on a trailing three-month total.  The Company failed to comply with the EBITDA covenant for the three months ended June 30, 2011. On August 12, 2011, the Company received a waiver from SVB for the violation. The Company failed to comply with the EBITDA covenant for the three months ended July 31, 2011. On September 12, 2011, the Company received a conditional waiver from SVB which was subsequently met.  The Company failed to comply with the fixed charge coverage ratio covenant originally imposed for the three months ended September 30, 2011. Pursuant to the November 1, 2011 amendment, the Company received a waiver from SVB for the violation and SVB agreed to move the initial compliance period for the covenant to the three months ended November 30, 2011.  At December 31, 2011 and through March 31, 2012, the Company was in compliance with the financial covenants. All financial covenants were eliminated when the Term Loan was paid in full in March 2012.

The July 7, 2011 amendment also (i) provides that no payments in respect of any subordinated debt can be made without the prior written consent of SVB until the Term Loan is paid in full, (ii) eliminates all early termination fees and (iii) imposes certain additional reporting requirements.

The March 15, 2012 amendment (i) imposes a new condition to the Company’s ability to make interest payments on its subordinated debt (other than the One-Year Notes (defined below)), without the prior written consent of SVB that requires the Company to maintain a fixed charge coverage ratio (as defined) of 1.10:1.00 measured on a trailing three-month basis beginning February 2012 and (ii) modifies the definition of fixed charge coverage ratio to add changes in deferred revenue to the EBITDA calculation in the numerator of the ratio. Also, in connection with the March 15, 2012 amendment, the subordination agreement that establishes the SVB bank debt as being senior in all rights to the Refinance Notes (defined below) and the One-Year Notes (the “Subordination Agreement”) was amended to reflect the new subordinated payment condition.

The indebtedness owed under the Credit Facility is fully secured by a perfected first priority security interest in favor of SVB in all of the Company’s assets, including its cash, accounts receivable, inventory, equipment, intellectual property rights and contract rights.

On July 11, 2012 but effective as of June 28, 2012, the Company and SVB entered into another amendment to the Loan Agreement extending the maturity date out to September 26, 2012 and reducing the availability under the A/R Line of Credit (see Note 8 – Subsequent Events).  The Company has recently established a factoring facility that will replace the A/R Line of Credit before September 26, 2012 (see Note 8 – Subsequent Events).

Notes Payable

In August 2011, the Company completed a private placement in which investors received in the aggregate $125,000 in one-year notes (the “One-Year Notes”) and three-year warrants to purchase a total of 58,138 shares of the Company’s common stock at an exercise price of $0.43 per share (the “Three Year Warrants”). Included in the One-Year Notes is $25,000 held by a related party. The One-Year Notes accrue interest at a rate of 12% per annum payable monthly in arrears.  No principal payments are required to be made on the Notes until the maturity date, which is August 1, 2012.  The One-Year Notes rank junior to the SVB bank debt but senior to all other Company debt, including the affiliate debt.  The One-Year Notes are secured by a second lien on all of the assets of the Company which is junior only to the first lien securing the SVB bank debt (and will be junior to the first lien that will secure the new factoring facility). Land will be junior to the first lien that will secure the new factoring facility. The Three Year Warrants were valued at $7,111, which represents the original issue discount to the One-Year- Notes. The unamortized discount on the One-Year-Notes was $2,557 at March 31, 2012.

In June 2012, the Company and the holders of the One-Year Notes and the Three-Year Warrants agreed to certain amendments to the One-Year Notes and the Three-Year Warrants (see Note 8 – Subsequent Events).

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

The maturity date on the Refinance Notes is January 1, 2014. Interest on the Refinance Notes is payable monthly (subject to certain conditions as discussed herein) and no principal payments are required until maturity.  The annual interest rate for the Nicholson Refinance Note is 12% but reduces to 10% if the principal balance drops below $1,905,000.  The annual interest rate for the Ramey Refinance Note is 10%. As of March 31, 2012, we had $383,340 in accrued but unpaid interest on the Refinance Notes.

Pursuant to the March 15, 2012 amendment to the Loan Agreement, all payments on the Refinance Notes (including regular scheduled interest payments) are prohibited if the Company fails to maintain a fixed charge coverage ratio, as defined, of greater than 1.10: 1.00 measured on a trailing three month basis beginning February 2012 without the prior written consent of SVB.

The Refinance Notes are secured by a security agreement dated August 13, 2008 by and between the Company and Messrs. Nicholson and Ramey, pursuant to which the Company granted Messrs. Nicholson and Ramey a security interest in all its personal property, whether now owned or hereafter acquired, including but not limited to, all accounts receivable, copyrights, trademarks, licenses, equipment and all proceeds as from such collateral.  Pursuant to the Subordination Agreement and a similar subordination agreement between the holders of the Refinance Notes and the holders of the One-Year Notes, this security interest will remain junior to SVB’s security interest under the Credit Facility as long as such facility remains in place and will be junior to the security interest of the holders of the One-Year Notes until those notes are paid in full. This security interest will also be junior to the security interest of the provider of the Company’s new factoring facility.

 Notes Payable – Equipment

In December 2010, the Company entered into a capital lease agreement with CIT Technology Financing Services, Inc. to lease new telephone equipment for $16,505. The lease has a $1 purchase option at the end of 60 equal monthly installments of $379. As of March 31, 2012 and March 31, 2011, the outstanding balance on this capital lease was $12,379 and $15,681, respectively.

Payment Table

Future minimum payments under the Company’s loan agreements and notes payable at March 31, 2012 were as follows:

Year Ended March 31,	Amount

2013	$247,224
2014	3,220,546
2015	3,301
2016	2,476
2017	—

$3,473,547

Due to the recent amendments to the One-Year Notes, the maturity date of these notes was extended to August 1, 2013 (See Note 8 - Subsequent Events).

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

Expiration of Private Placement Liability

During the year ended March 31, 2011, the Company released a $66,000 accrual due to the expiration of a liability that arose in connection with a prior private placement of securities. This is included as a non cash activity on the statement of cash flows.

5.	Commitments and Contingencies

Leases

The Company leases office space under an operating lease agreement in Sugar Land Texas, This lease was amended on June 2, 2011 to, among other things, extend the term through January 31, 2018. The amended lease provides for total rent abatements of approximately $188,000 and a refurbishment allowance of approximately $282,000.

Rent expense was $381,068 and $380,736 for the years ended March 31, 2012 and March 31, 2011, respectively.

Future minimum lease payments under operating leases, as amended, are as follows:

Year Ended March 31,	Amount

2013	281,850
2014	378,932
2015	397,722
2016	416,512
2017	433,736
2018 and beyond	367,970

$2,276,722

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

6.	Income Taxes

The tax effects of temporary differences that give rise to deferred taxes at March 31, 2012 and March 31, 2011 were as follows:

	2012	2011
Deferred tax assets:
United States federal net operating loss carryforwards	$10,188,007	$10,029,371
Effect of state net operating loss carryforwards	40,497	40,497
Accrued liabilities	130,421	217,579
Basis of property & equipment	(68,340)	(32,052)
Deferred Revenue	144,225	93,238
Stock based compensation	29,570	11,546
Total deferred tax assets	10,464,380	10,360,179
Valuation allowance	(10,464,380)	(10,360,179)
Net deferred tax assets	$—	$—

The valuation allowance increased $102,652 during the year ended March 31, 2012 and decreased $56,107 during the year ended March 31, 2011. At March 31, 2012, the Company had approximately $29,873,121 of federal net operating loss carryforwards attributable to losses incurred since the Company’s inception that may be offset against future taxable income through 2029. Because United States tax laws and the tax laws of most states limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Based on such limitations, the Company has significant NOL carryforwards for which realization of tax benefits is uncertain. Further, the benefit from utilization of NOL carryforwards could be subject to limitations if material ownership changes occur in the Company. For the years ended March 31, 2012 and March 31, 2011, the Company recognized revisions to deferred tax assets with offsetting revisions to the valuation allowance that resulted in an insignificant net change in the aggregate of total deferred tax assets less the valuation allowance.

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as follows:

	2012	2011

Income tax benefit at federal statutory rate	34.0%	34.0%
Non-deductible interest expense from beneficial conversion feature and issuance of common stock and stock warrants	—	(8.7)
Non-deductible expenses	(12.5)	—
Change in net operating loss and related valuation allowance	(21.5)	(25.3)
Total	—%	—%

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

7.	Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 authorized shares of $0.0001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

Convertible Series B Preferred Stock

The Company has 700,000 shares authorized, 109,933 shares issued and outstanding, of $0.0001 par value convertible Series B preferred stock. The Series B Preferred Stock has a liquidation preference of $3.75 per share and carries a 10% cumulative dividend payable each March 1 and September 1, as and when declared by the Board of Directors. The Series B Preferred Stock is convertible upon issuance into common stock at a ratio of one-to-one which yields an effective conversion price of $3.75 per share. The Company has the right to redeem the Series B Preferred Stock at any time after issuance at a redemption price of $4.15 per share, plus any accrued but unpaid dividends.

At March 31, 2012 and March 31, 2011, there were accumulated, undeclared dividends in arrears of $458,802 and $417,444, respectively.

Common Stock Grants

During the year ended March 31, 2012, the Company completed the following:

The Company granted 46,240 shares of common stock (at $0.18 per share based on the closing price of the common stock on the grant date), 36,403 shares of common stock (at $0.16 per share based on the closing price of the common stock on the grant date), 24,663 shares of common stock (at $0.15 per share based on the closing price of the common stock on the grant date) and 59,687 shares of common stock (at $0.08 per share based on the closing price of the common stock on the grant date) to its outside directors pursuant to the Company’s Outside Director Compensation Plan. The Company expensed $22,622 related to these grants during the twelve months ended March 31, 2012. These grants were made under the 2000 Plan (defined below).

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

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

Stock Options

In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan, which has since been amended and/or amended and restated a number of times (as amended, the “2000 Plan”). As of March 31, 2012, the maximum aggregate number of shares which may be granted under the 2000 Plan was 10,000,000. Under the 2000 Plan, the exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of grant. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. Such incentive stock options vest in varying increments and expire five years from the date of vesting.

During the year ended March 31, 2012, the Company granted 806,000 stock options. During the year ended March 31, 2011, the Company granted 56,000 stock options.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan		Outside of Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, March 31, 2010	7,845,720	$0.63	1,160,000	$1.02
Granted	56,000	$0.19	—	$—
Forfeited/cancelled	(1,456,588)	$0.44	(580,000)	$1.02
Outstanding, March 31, 2011	6,445,132	$0.67	580,000	$1.02
Granted	806,000	$0.13	—	$—
Forfeited/cancelled	(559,963)	$0.85	(580,000)	$1.02
Outstanding, March 31, 2012	6,691,169	$0.59	—	$—
Exercisable, March 31, 2012	5,889,501	$0.66	—	$—

The weighted-average remaining life and the weighted-average exercise price of all of the options outstanding at March 31, 2012 were 4.90 years and $0.59, respectively. The exercise prices for the options outstanding at March 31, 2012 ranged from $0.08 to $2.90, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted- Average Remaining Contractual Life	Weighted -Average Exercise Price	Weighted- Average Exercise Price of Options Exercisable

$0.08 - 0.80	4,939,335	4,137,667	5.81 years	$0.44	$0.50
$0.81 - 1.35	1,658,834	1,658,834	2.39 years	$0.92	$0.92
$1.36 – 2.90	93,000	93,000	1.59 years	$2.88	$2.88
	6,691,169	5,889,501

Warrants

All warrants outstanding as of March 31, 2012 have an exercise price of $0.43. The warrants outstanding as of March 31, 2012 expire as of the following dates; 4,651,163 private placement warrants expire November 13, 2012, 58,138 private placement warrants expire August 4, 2014, 200,000 warrants issued for services rendered and litigation settlement expire November 13, 2012, 1,854,141 warrants issued for note extensions expire June 26, 2014 and 1,612,501 warrants issued for note extensions expire February 29, 2012.

US DATAWORKS INC.

NOTES TO FINANCIAL STATEMENTS

8.	Subsequent Events

Recent Amendments to the One-Year Notes and the Three-Year Warrants

In June 2012, the Company and the holders of the One-Year Notes and the Three-Year Warrants agreed to certain amendments to the One-Year Notes and the Three-Year Warrants. Specifically, the One-Year Notes were amended to (i) extend the maturity date of the notes out to August 1, 2013 and (ii) add a right to convert the notes into shares of the Company’s common stock at a conversion price of $0.43 per share, with such conversion price being subject to reduction in the event of certain dilutive equity issuances by the Company. The Three-Year Warrants were amended to (i) double the number of shares of the Company’s common stock into which the warrants are exercisable, (ii) extend the expiration date of the warrants to August 1, 2017 and (iii) add a provision that the exercise price of the warrants will be subject to reduction in the event of certain dilutive equity issuances by the Company.

Recent Amendment to the Loan Agreement

On July 11, 2012 but effective as of June 28, 2012, the Company and SVB entered into that certain Eighth Amendment to Amended and Restated Loan and Security Agreement pursuant to which the Company and SVB agreed to (i) extend the maturity date of the asset-based accounts receivable line of credit to September 26, 2012 and (ii) reduce the amount available under the account receivable line of credit from $1,250,000 to $764,000 through August 27, 2012 and $468,750 thereafter until September 26, 2012. The Company paid a $2,000 amendment fee to SVB in connection with this amendment.

Factoring Facility

On July 13, 2012, the Company and Porter Capital Corporation (“PCC”) entered into that certain Recourse Receivables Purchase & Security Agreement pursuant to which PCC has agreed to purchase from the Company certain of its accounts receivable from time to time (the “Factoring Agreement”).  The Factoring Agreement provides, among other things, that (i) the line of credit will be $1,000,000 measured as the unpaid face amount of all purchased receivables at any given time; (ii) the initial term of the facility will be one year with automatic one-year renewals unless the Company elects in advance not to renew; (iii) the advance rate under the facility will be 85% of the face amount of purchased receivables (the “Advance Amount”), with the remaining 15% being held in reserve until the purchased receivable is paid in full, (iii) interest will accrue on the Advance Amount until the purchased receivable is paid in full at an annual rate equal to (a) the greater of prime rate or 5%, plus (b) 1.75%; (iv) additional service fees will accrue on the full face amount of each purchased receivable until such purchased receivable is paid in full at a rate of 0.90% for each 30 days, or 0.03% per day; and (v) the Company will owe a minimum term fee if the fees paid to PCC during the initial or any renewal term do not exceed a specified threshold based on maintaining an average throughput of $150,000 of receivables per month.  In connection with entering into this factoring facility, the Company agreed to an origination fee of $7,500 when it first accesses the facility.

Affiliate Debt Holder Letter Agreement

On July 11, 2012, the Company and the affiliate debt holders entered into a letter agreement pursuant to which such holders agreed to (i) waive the default under their notes that has occurred and will continue to occur as a result of the Company’s failure to remain current on the interest owed on these notes and (ii) agreed not to take any action against the Company for such defaults.  These agreements expire on June 30, 2013.

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

Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that, as of March 31, 2012, our internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Significant Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, out internal control over financing

Management concluded that, as of March 31, 2012, our internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

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

ITEM 9B.	OTHER INFORMATION

On July 11, 2012 but effective as of June 28, 2012, the Company and SVB entered into that certain Eighth Amendment to Amended and Restated Loan and Security Agreement (the “Eighth Amendment”) pursuant to which the Company and SVB agreed to (i) extend the maturity date of the asset-based accounts receivable line of credit to September 26, 2012 and (ii) reduce the amount available under the account receivable line of credit from $1,250,000 to $764,000 through August 27, 2012 and $468,750 thereafter until September 26, 2012. The Company paid a $2,000 amendment fee to SVB in connection with this amendment. The foregoing description of the Eighth Amendment is qualified in its entirety by reference to the Eighth Amendment, a copy of which is attached to this Annual Report as an exhibit and incorporated herein by reference.

On July 13, 2012, the Company and Porter Capital Corporation (“PCC”) entered into that certain Recourse Receivables Purchase & Security Agreement pursuant to which PCC has agreed to purchase from the Company certain of its accounts receivable from time to time (the “Factoring Agreement”).  The Factoring Agreement provides, among other things, that (i) the line of credit will be $1,000,000 measured as the unpaid face amount of all purchased receivables at any given time; (ii) the initial term of the facility will be one year with automatic one-year renewals unless the Company elects in advance not to renew; (iii) the advance rate under the facility will be 85% of the face amount of purchased receivables (the “Advance Amount”), with the remaining 15% being held in reserve until the purchased receivable is paid in full, (iii) interest will accrue on the Advance Amount until the purchased receivable is paid in full at an annual rate equal to (a) the greater of prime rate or 5%, plus (b) 1.75%; (iv) additional service fees will accrue on the full face amount of each purchased receivable until such purchased receivable is paid in full at a rate of 0.90% for each 30 days, or 0.03% per day; and (v) the Company will owe a minimum term fee if the fees paid to PCC during the initial or any renewal term do not exceed a specified threshold based on maintaining an average throughput of $150,000 of receivables per month.  In connection with entering into this factoring facility, the Company agreed to pay an origination fee of $7,500 when it first accesses the facility.  The foregoing description of the Factoring Agreement is qualified in its entirety by reference to the Factoring Agreement, a copy of which is attached to this Annual Report as an exhibit and incorporated herein by reference.

On July 11, 2012, the Company and the affiliate debt holders entered into a letter agreement (the “Letter Agreement”) pursuant to which such holders agreed to (i) waive the default under their notes that has occurred and will continue to occur as a result of the Company’s failure to remain current on the interest owed on these notes and (ii) agreed not to take any action against the Company for such defaults.  These agreements expire on June 30, 2013. The foregoing description of the Letter Agreement is qualified in its entirety by reference to the Letter Agreement, a copy of which is attached to this Annual Report as an exhibit and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 is incorporated by reference pursuant to Regulation 14A under Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We expect to file a definitive proxy statement with the Securities and Exchange Commission (the “SEC”) within 120 days after the close of our fiscal year ended March 31, 2012.

ITEM 11.	EXECUTVE COMPENSATION

Item 11 is incorporated by reference pursuant to Regulation 14A under the Exchange Act.  We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended March 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is incorporated by reference pursuant to Regulation 14A under the Exchange Act.  We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended March 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Item 13 is incorporated by reference pursuant to Regulation 14A under the Exchange Act.  We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended March 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Item 14 is incorporated by reference pursuant to Regulation 14A under the Exchange Act.  We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended March 31, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Description of Document
3(i).1	Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

3(i).2	Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2000).

Exhibit Number		Description of Document
3(i).3		Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(1).3 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

3(i).4		Certificate of Amendment to Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(h) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2001).

3(i).5		Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement filed with the SEC on Form S-3 filed May 14, 2002).

3(i).6		Certificate of Designation of Series A Convertible Preferred Stock of US Dataworks, Inc. filed on September 26, 2003 (incorporated by reference to Exhibit 3(i).6 to the Registrant’s registration statement on Form S-3 filed with the SEC on November 19, 2009).

3(i).7		Certificate of Designation of Series B Convertible Preferred Stock of US Dataworks, Inc. filed on September 26, 2003 (incorporated by reference to Exhibit 3(i).7 to the Registrant’s registration statement on Form S-3 filed with the SEC on November 19, 2009).

3(i).8		Second Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock of US Dataworks, Inc. filed on April 26, 2010 (incorporated by reference to Exhibit 3(i).8 to the Registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended March 31, 2010).

3(i).9		Certificate of Designation of Series C Convertible Preferred Stock of US Dataworks, Inc. filed on April 26, 2010 (incorporated by reference to Exhibit 3(i).9 to the Registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended March 31, 2010).

3(ii)		Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

4.1		Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

4.2		Registration Rights Agreement dated as of April 16, 2004 by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2004).

4.3		Registration Rights Agreement, dated as of November 13, 2007, by and between the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007).

4.4		Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-148039) filed with the SEC on December 13, 2007).

4.5		Rights Agreement, dated July 24, 2003, by and between the Registrant and Corporate Stock Transfer (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2003).

4.6		Amendment No. 2 to Rights Agreement dated November 13, 2007, by and between the Registrant and American Stock Transfer & Trust (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2007).

10.1	†	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

Exhibit Number		Description of Document
10.2	†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).

10.3	†	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333— 102842)).

10.4	†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).

10.5	†	Form of Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.6	†	Non-statutory Stock Option Agreement dated May 21, 2003 between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.7	†	Non-statutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.8		Lease Agreement dated as of July 22, 2007, by and between Registrant and Parkway Properties LP. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2008).

10.9		Master License Agreement, effective as of October 15, 1999, by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).

10.10		Schedule Number 1 to Master License Agreement dated July 22, 2005 by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).

10.11	*	Formal Purchase Order from American Express Travel Related Services Company, Inc. pursuant to the Master Agreement for Consulting Services dated July 16, 2005, as amended.

10.12		Note Purchase Agreement dated August 13, 2008, by and between the Company and signatories thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.13		Security Agreement dated August 13, 2008 made by the Company in favor of Charles E. Ramey, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.14		Form of US Dataworks, Inc. Refinancing Secured Note dated August 13, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.15		Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated February 19, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2009).

10.16		Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated February 19, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2009).

10.17†		Outside Director Compensation Plan dated April 20, 2009 but effective as of April 1, 2009 (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 23, 2009).

Exhibit Number		Description of Document
10.18		Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated May 20, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.19		Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated May 20, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.20		Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated May 20, 2009 (Other Note) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.21		Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated July 26, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.22		Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated July 26, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.23		Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated July 26, 2009 (Other Note) (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.24		US Dataworks, Inc. Common Stock Purchase Warrant issued on July 29, 2009 but effective as of June 26, 2009 by and between U.S. Dataworks, Inc. and Charles E. Ramey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009).

10.25		US Dataworks, Inc. Common Stock Purchase Warrant issued on July 29, 2009 but effective as of June 26, 2009 by and between U.S. Dataworks, Inc. and John L. Nicholson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009).

10.26	†	Engagement Agreement dated as of August 7, 2009 by and among US Dataworks, Inc., Albeck Financial Services, Inc. and Randall J. Frapart (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009).

10.27		Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated December 18, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009).

10.28		Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated December 18, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009).

10.29		Loan and Security Agreement dated as of February 9, 2010 between Silicon Valley Bank and US Dataworks, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

10.30		Loan Restructuring Agreement dated as of February 9, 2010 among US Dataworks, Inc., John L. Nicholson, M.D. and Charles E. Ramey (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

10.31		First Amendment to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated March 5, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2010).

10.32		Second Amendment to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated April 23, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2010).

10.33	Forbearance to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated August 16, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.34	Forbearance to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated September 20, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 24, 2010).

10.35	Forbearance to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated September 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 6, 2010).

10.36	Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated as of October 27, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 2, 2010).

10.37	Forbearance and First Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated February 8, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2011).

10.38	Second Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated May 9, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2011).

10.39	First Amendment to Lease Agreement by and between US Dataworks, Inc. and Parkway Properties, L.P. dated June 2, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2011).

10.40	Third Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2011).

10.41	Fourth Amendment to Amended and Restated Loan and Security Agreement dated June 30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2011)

10.42	**	Eighth Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated July 11, 2012.

10.43	**	Recourse Receivables Purchase & Security Agreement by and between Porter Capital Corporation and US Dataworks, Inc. dated July 13, 2012.

10.44	**	Letter Agreement by and among US Dataworks, Inc., Charles E. Ramey and John L. Nicholson, M.D. dated July 11, 2012.

Exhibit Number		Description of Document
23.1	**	Consent of Independent Public Registered Accounting Firm.

24.1	**	Power of Attorney (included on signature page).

31.1	**	Section 302 Certification of Chief Executive Officer.

31.2	**	Section 302 Certification of Chief Financial Officer.

32.1	**	Section 906 Certification of Chief Executive Officer.

32.2	**	Section 906 Certification of Chief Financial Officer.

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment requested.
**	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US DATAWORKS, INC.

By:	/s/ Charles E. Ramey
Charles E. Ramey
Chief Executive Officer
Date: July 13, 2012

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

Name	Title	Date

/s/ Charles E. Ramey	Chief Executive Officer	July 13, 2012
Charles E. Ramey	(Principal Executive Officer)
and Director

/s/ Randall J. Frapart	Chief Financial Officer	July 13, 2012
Randall J. Frapart	(Principal Financial Officer)

/s/ Joseph Saporito	Director	July 13, 2012
Joseph Saporito

/s/ J. Patrick Millinor	Director	July 13, 2012
J. Patrick Millinor

/s/ John L. Nicholson, M.D.	Director	July 13, 2012
John L. Nicholson, M.D.

/s/ Thomas L. West, Jr.	Director	July 13, 2012
Thomas L. West, Jr.

EXHIBITS INDEX

Exhibit Number	Description of Document

3(i).1	Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

3(i).2	Certificate of Designation of Series A Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(g) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2000).

3(i).3	Certificate of Designation of Series B Convertible Preferred Stock of Sonicport.com, Inc. (incorporated by reference to Exhibit 3(1).3 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

3(i).4	Certificate of Amendment to Articles of Incorporation of Sonicport.com, Inc. (incorporated by reference to Exhibit 3.1(h) to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2001).

3(i).5	Certificate of Amendment to Articles of Incorporation of Sonicport, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement filed with the SEC on Form S-3 filed May 14, 2002).

3(i).6	Certificate of Designation of Series A Convertible Preferred Stock of US Dataworks, Inc. filed on September 26, 2003 (incorporated by reference to Exhibit 3(i).6 to the Registrant’s registration statement on Form S-3 filed with the SEC on November 19, 2009).

3(i).7	Certificate of Designation of Series B Convertible Preferred Stock of US Dataworks, Inc. filed on September 26, 2003 (incorporated by reference to Exhibit 3(i).7 to the Registrant’s registration statement on Form S-3 filed with the SEC on November 19, 2009).

3(i).8	Second Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock of US Dataworks, Inc. filed on April 26, 2010 (incorporated by reference to Exhibit 3(i).8 to the Registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended March 31, 2010).

3(i).9	Certificate of Designation of Series C Convertible Preferred Stock of US Dataworks, Inc. filed on April 26, 2010 (incorporated by reference to Exhibit 3(i).9 to the Registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended March 31, 2010).

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

4.1	Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2002).

4.2	Registration Rights Agreement dated as of April 16, 2004 by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2004).

4.3	Registration Rights Agreement, dated as of November 13, 2007, by and between the Registrant and the signatories thereto (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007).

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-148039) filed with the SEC on December 13, 2007).

4.5	Rights Agreement, dated July 24, 2003, by and between the Registrant and Corporate Stock Transfer (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2003).

Exhibit Number		Description of Document
4.6		Amendment No. 2 to Rights Agreement dated November 13, 2007, by and between the Registrant and American Stock Transfer & Trust (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2007).

10.1	†	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.2	†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).

10.3	†	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333— 102842)).

10.4	†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2003).

10.5	†	Form of Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.6	†	Non-statutory Stock Option Agreement dated May 21, 2003 between the Registrant and Mario Villarreal (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.7	†	Non-statutory Stock Option Agreement dated May 21, 2003 between the Registrant and Terry E. Stepanik (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.8		Lease Agreement dated as of July 22, 2007, by and between Registrant and Parkway Properties LP. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2008).

10.9		Master License Agreement, effective as of October 15, 1999, by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).

10.10		Schedule Number 1 to Master License Agreement dated July 22, 2005 by and between the Registrant and American Express Travel Related Services Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).

10.11	*	Formal Purchase Order from American Express Travel Related Services Company, Inc. pursuant to the Master Agreement for Consulting Services dated June 16, 2005, as amended.

10.12		Note Purchase Agreement dated August 13, 2008, by and between the Company and signatories thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.13		Security Agreement dated August 13, 2008 made by the Company in favor of Charles E. Ramey, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.14		Form of US Dataworks, Inc. Refinancing Secured Note dated August 13, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.15		Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated February 19, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2009).

Exhibit Number		Description of Document
10.16		Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated February 19, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2009).

10.17	†	Outside Director Compensation Plan dated April 20, 2009 but effective as of April 1, 2009 (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 23, 2009).

10.18		Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated May 20, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.19		Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated May 20, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.20		Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated May 20, 2009 (Other Note) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2009).

10.21		Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated July 26, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.22		Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated July 26, 2009 (Refinance Note) (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.23		Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated June 26, 2009 (Other Note) (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.24		US Dataworks, Inc. Common Stock Purchase Warrant issued on July 29, 2009 but effective as of June 26, 2009 by and between U.S. Dataworks, Inc. and Charles E. Ramey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009).

10.25		US Dataworks, Inc. Common Stock Purchase Warrant issued on July 29, 2009 but effective as of July 26, 2009 by and between U.S. Dataworks, Inc. and John L. Nicholson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2009).

10.26	†	Engagement Agreement dated as of August 7, 2009 by and among US Dataworks, Inc., Albeck Financial Services, Inc. and Randall J. Frapart (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009).

10.27		Note Modification Agreement by and between US Dataworks, Inc. and John L. Nicholson, M.D. dated December 18, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009).

10.28		Note Modification Agreement by and between US Dataworks, Inc. and Charles E. Ramey dated December 18, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009).

10.29		Loan and Security Agreement dated as of February 9, 2010 between Silicon Valley Bank and US Dataworks, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

10.30		Loan Restructuring Agreement dated as of February 9, 2010 among US Dataworks, Inc., John L. Nicholson, M.D. and Charles E. Ramey (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

Exhibit Number		Description of Document
10.31		First Amendment to Loan and Security Agreement by and between US Dataworks, Inc. aand Silicon Valley Bank dated March 5, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2010).

10.32		Second Amendment to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated April 23, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2010).

10.33		Forbearance to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated August 16, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.34		Forbearance to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated September 20, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 24, 2010).

10.35		Forbearance to Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated September 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 6, 2010).

10.36		Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated as of October 27, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 2, 2010).

10.37		Forbearance and First Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated February 8, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2011).

10.38		Second Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated May 9, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2011).

10.39		First Amendment to Lease Agreement by and between US Dataworks, Inc. and Parkway Properties, L.P. dated June 2, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2011).

10.40		Third Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2011).

10.41		Fourth Amendment to Amended and Restated Loan and Security Agreement dated June 30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2011)

10.42	**	Eighth Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated July 11, 2012.

10.43	**	Recourse Receivables Purchase & Security Agreement by and between Porter Capital Corporation and US Dataworks, Inc. dated July 13, 2012.

10.44	**	Letter Agreement by and among US Dataworks, Inc., Charles E. Ramey and John L. Nicholson, M.D. dated July 11, 2012.

23.1	**	Consent of Independent Public Registered Accounting Firm.

24.1	**	Power of Attorney (included on signature page).

31.1	**	Section 302 Certification of Chief Executive Officer.

31.2	**	Section 302 Certification of Chief Financial Officer.

32.1	**	Section 906 Certification of Chief Executive Officer.

32.2	**	Section 906 Certification of Chief Financial Officer.

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment requested.
**	Filed herewith

