Form 10-Q
period 2012-06-30
US DATAWORKS INC
filed 2012-08-14
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

YES ☐ NO ☒

Number of shares of the issuer’s common stock outstanding as of August 13, 2012: 33,554,045.

US DATAWORKS, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2012

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

All references to “US Dataworks,” the “Company,” “we,” “us,” or “our” means US Dataworks, Inc.

MICRworks™, Clearingworks™, Returnworks™, Remitworks™, ClearPayments™, ClearDeposits™, ClearReturns™, ClearInsights™ and PayItFast™ are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

US DATAWORKS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2012	March 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$79,222	$81,985
Accounts receivable, trade, net of allowance for doubtful accounts at June 30, 2012 and March 31, 2012 of $10,500 and $0, respectively	530,969	437,662
Prepaid expenses and other current assets	110,321	200,636
Total current assets	720,512	720,283

Property and equipment, net	174,338	184,387
Goodwill	4,020,698	4,020,698
Other assets	32,110	42,354
Total assets	$4,947,658	$4,967,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt	$431,800	$244,667
Accounts payable	491,800	426,895
Accrued expenses	166,822	138,033
Accrued interest – related parties	467,246	383,592
Deferred revenue	526,114	424,191
Derivative instruments	8,488	—
Total current liabilities	2,092,270	1,617,378

Long term liabilities:
Notes payable, net of unamortized discount at June 30, 2012 and March 31, 2012 of $7,377 and $2,557, respectively	125,876	134,078
Notes payable – related parties, net of unamortized discount at June 30, 2012 and March 31, 2012 of $231,220 and $267,689, respectively	2,861,025	2,824,556
Total long term liabilities	2,986,901	2,958,634
Total liabilities	5,079,171	4,576,012

Commitments and contingencies

Stockholders’ equity:
Convertible Series B preferred stock, $0.0001 par value, 700,000 shares authorized, 109,933 shares issued and outstanding, $3.75 liquidation preference, dividends of $469,085 and $458,802 in arrears as of June 30, 2012 and March 31, 2012, respectively	11	11

Common stock, $0.0001 par value, 90,000,000 shares authorized, 33,517,668 and 33,485,835 shares issued and outstanding as of June 30, 2012 and March 31, 2012, respectively	3,351	3,348
Additional paid-in-capital	66,604,632	66,593,160
Accumulated deficit	(66,739,507)	(66,204,809)
Total stockholders’ equity	(131,513)	391,710

Total liabilities and stockholders’ equity	$4,947,658	$4,967,722

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,
	2012	2011

Revenues:
Software transactional and subscription	$649,900	$683,319
Software licensing	2,432	91,201
Software maintenance	166,918	141,997
Professional services	392,425	584,018
Software resale	—	72,388

Total revenues	1,211,675	1,572,923

Cost of revenues	487,480	560,905

Gross profit	724,195	1,012,018

Operating expenses:
Research and development	231,613	253,241
Sales and marketing	278,926	303,451
General and administrative	558,932	558,209
Depreciation and amortization	18,629	24,629
Total operating expenses	1,088,100	1,139,530

Net income (loss) from operations	(363,905)	(127,512)

Other expense:
Interest expense	(21,420)	(20,525)
Interest expense – related parties	(149,373)	(124,158)
Total other expense	(170,793)	(144,683)

Net income (loss)	$(534,698)	$(272,195)

Basic earnings (loss) per share	$(0.02)	$(0.01)

Diluted earnings (loss) per share	$(0.02)	$(0.01)

Basic weighted-average shares outstanding	33,516,961	33,364,574

Diluted weighted-average shares outstanding	33,516,961	33,364,574

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30,

	2012	2011
Cash flows from operating activities:
Net loss from operating activities	$(534,698)	$(272,195)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	18,629	24,629
Bad debt expense	15,581	—
Amortization of discount on notes payable	1,857	—
Amortization of discount on notes payable – related parties	36,469	34,620
Amortization of deferred financing costs – related parties	10,243	5,182
Stock based compensation	13,287	11,537
Changes in operating assets and liabilities:
Accounts receivable	(108,888)	355,465
Prepaid expenses and other current assets	90,315	308,206
Accounts payable	64,905	(200,731)
Accrued expenses	28,789	46,185
Accrued interest – related parties	83,654	67,637
Deferred revenue	101,923	(122,850)

Net cash (used in) provided by operating activities	(177,934)	257,685

Cash flows from investing activities:
Purchase of property and equipment	(8,580)	(3,097)

Net cash used in investing activities	(8,580)	(3,097)

Cash flows from financing activities:
Payments on note payable to bank	—	(41,667)
Payments on asset backed bank loan	(941,927)	(249,093)
Proceeds from asset backed bank loan	1,126,503	102,089
Payment on equipment loan payable	(825)	(551)

Net cash provided by (used in) financing activities	183,751	(189,222)

Net (decrease) increase in cash and cash equivalents	(2,763)	65,366
Cash and cash equivalents, beginning of period	81,985	44,096
Cash and cash equivalents, end of period	$79,222	$109,462

Supplemental disclosures of cash flow information:
Interest paid	$57,735	$15,342
Income taxes paid	—	—

Supplemental disclosures of non-cash financing activities:
In conjunction with extension of loan maturity date of certain notes payable the Company issued additional common stock warrants and modified the notes to add a common stock conversion feature. As a result, the following balance sheet accounts were affected as follows:
Increased derivative warrant instruments	$8,488
Increased note discount on notes payable	6,676
Decreased additional paid-in-capital	(1,812)

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business

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

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the fiscal year ending March 31, 2013.

Revenue Recognition

The Company recognizes revenues associated with its software products in accordance with the provisions of the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985–605, Software Revenue Recognition.

The Company licenses its software on a transaction or subscription fee basis. In these arrangements, the customer is charged a fee based upon the number of items processed by the software and the Company recognizes revenue as these transactions occur. The transaction fee also includes the provision of standard maintenance and support services as well as product upgrades should such upgrades become available.  If professional services that are essential to the functionality of the software are provided in connection with the installation of the software licensed, revenue is recognized when these services have been provided on the percentage of completion basis. The Company measures its percentage of completion by the percentage of labor hours incurred to-date to estimated total labor hours for each contract.

In certain instances, the Company licenses its software products under non-exclusive, non-transferable license agreements that involve services essential to the functionality of the software in which case license revenue is recognized when services have been provided on the percentage of completion basis. For license agreements that include a separately identifiable fee for contracted maintenance services, such maintenance revenues are recognized on a straight-line basis over the life of the maintenance agreement established in the agreement, commencing upon completion of the installation period of the software. In certain instances, the Company enters into arrangements that include multiple elements, where fees are allocated to the various elements based on vendor specific objective evidence of fair value.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains cash deposits with a major bank that, from time to time, may exceed federally insured limits; however, the Company has not experienced any losses on deposits.

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

Goodwill

The goodwill recorded on the Company’s books is from the acquisition of US Dataworks, Inc. in fiscal year 2002 which remains the Company’s single reporting unit. ASC Topic 350, Intangibles – Goodwill and Other Intangibles, requires goodwill for each reporting unit of an entity be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each reportable unit. On an ongoing basis, absent any impairment indicators, the Company performs impairment tests annually during the fourth quarter.

ASC Topic 350 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for either the quarter ended June 30, 2012 or the year ended March 31, 2012.

Goodwill is classified as Level 3 within the fair value hierarchy.

Stock Options

The Company follows the guidance cited in ASC Topic 718, Compensation – Stock Compensation, to account for its stock options. ASC Topic 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Stock-based compensation expense recognized under ASC Topic 718, which consists of stock-based compensation expense related to employee and director stock options and stock issuances, for the three months ended June 30, 2012 and June 30, 2011 were $13,287 and $11,531, respectively.

ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the three months ended June 30, 2012 and June 30, 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

Upon adoption of ASC Topic 718, the Company continues to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant.  There were no stock options granted during the three months ended June 30, 2012 or June 30, 2011.

As of June 30, 2012, there was approximately $32,923 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a period of one year.

Derivative Instruments

The Company accounts for warrant derivative instruments under the provisions of ASC Topic 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The requirements of this ASC Topic can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants or convertible instruments with such provisions cannot be recorded in equity. Downward provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether warrants contained provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC Topic 815 – 40.

In accordance with ASC Topic 815 – 40, the Company recognized the financial instruments that contain these down round provisions as liabilities at their respective fair values on each reporting date. ASC Topic 815 – 40 also requires that such instruments be measured at fair value at each reporting period. See Footnote 5 – Derivative Instruments for disclosure regarding amount of derivative instrument presented on the balance sheet.

Income and Loss per Share

The Company calculates income and loss per share in accordance with ASC Topic 260-10, Earnings Per Share. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

For the three months ended June 30, 2012, 15,233,127 potential common stock equivalents have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.  For the three months ended June 30, 2011, 16,041,692 potential common stock equivalents have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.  Options and warrants typically convert on a one-for-one basis – see below for details of the conversion of the preferred stock into shares of common stock. The weighted-average common stock equivalents that were excluded from the computation of diluted loss per share for the three ended June 30, 2012 and June 30, 2011 are as follows:

	For the Three Months
	Ended June 30,
	2012	2011
Options outstanding:
Under the Company’s stock option plan	6,653,669	6,392,132
Outside the Company’s stock option plan	—	580,000
Warrants outstanding:
In conjunction with private placements	4,762,143	5,292,985
For services rendered and litigation settlement	202,222	200,000
As consideration for note extensions	3,505,160	3,466,642
Convertible Series B preferred stock outstanding (a)	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion ratio of one share of Series B preferred stock for one share of common stock.

Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to the measurement of progress of completion on contracts, determination of allowance for doubtful accounts, share based compensation, fair value of derivative instrument, and fair value of goodwill impairment assessment. Actual results could differ from those estimates.

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

Two of the Company’s customers accounted for 58% and 12%, respectively, of the total net revenues for the three months ended June 30, 2012. Three of the Company’s customers accounted for 53%, 12% and 10%, respectively, of the total net revenues for the three months ended June 30, 2011.

At June 30, 2012, amounts due from two of the Company’s customers accounted for 59% ($312,566) and 19% ($100,000), respectively, of accounts receivable. At June 30, 2011, amounts due from three of the Company’s customers accounted for 51% ($339,008), 15% ($100,000), and 12% ($78,600), respectively, of accounts receivable.

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

The Company recorded a net loss of $534,698 for the three months ended June 30, 2012 and has computed the tax provision for the three months ended June 30, 2012 in accordance with the provisions of ASC Topic 740, Income Taxes and ASC Topic 270, Interim Reporting.  The Company has estimated that its overall effective tax rate for US purposes to be 0% for the three months ended June 30, 2012. Consequently, the Company recorded zero income tax expense or benefit for the period ended June 30, 2012. The Company’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. At June 30, 2012 and March 31, 2012, a valuation allowance has been maintained to fully offset net deferred tax assets until it is evident that the deferred tax assets will be utilized in the future.

At June 30, 2012, the Company had approximately $30.3 million of net operating loss carryforwards for U.S. purposes.  These loss carryforwards will expire beginning in 2020 through 2030 if not utilized.

The Company records expense and penalties related to unrecognized tax benefits as income tax expense, and there is no liability accrued for the payment of interest and penalties as of June 30, 2012 and March 31, 2012, respectively.  The Company recognized no tax benefits or liabilities for uncertain positions during the three months ended June 30, 2012.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The ASU attempts to clarify the FASB’s intent about the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The ASU’s amendments will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS and are effective for the first interim or annual period beginning on or after December 15, 2011. The Company’s adoption of this ASU, effective January 1, 2012, is presentation and disclosure related and did not have an effect on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. ASU 2011-08 provides companies with a new option to determine whether or not it is necessary to apply the traditional two-step quantitative goodwill impairment test in ASC 350, Intangibles – Goodwill and Other. Under ASU 2011-08 companies are no longer required to calculate the fair value of a reporting unit unless it determines, on the basis of qualitative information, that it is more likely than not (i.e., greater than 50%) that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective of periods ending after December 15, 2011. The Company’s adoption of this ASU, effective January 1, 2012, did not have a material impact on the Company’s financial statements.

3.	Property and Equipment

 Property and equipment at June 30, 2012 and March 31, 2012 consisted of the following:

	June 30, 2012	March 31, 2012
Furniture and fixtures	$102,631	$102,631
Office and telephone equipment	198,781	198,781
Computer equipment	857,144	855,564
Computer software	1,375,260	1,368,260
Leasehold improvements	64,732	64,732
	2,598,548	2,589,968
Less: accumulated depreciation and amortization	(2,424,210)	(2,405,581)
Total	$174,338	$184,387

Depreciation and amortization expense for the three months ended June 30, 2012 and June 30, 2011 was $18,629 and $24,629, respectively.

4.	Bank Credit Line and Long-Term Debt

At June 30, 2012 and March 31, 2012, the Company’s bank credit line and long-term debt consisted of the following:

	June 30, 2012	March 31, 2012
Secured line of credit	$428,499	$243,923
Notes payable	125,000	125,000
Notes payable – related parties	3,092,245	3,092,245
Notes payable – equipment	11,554	12,379
Unamortized debt discount	(238,597)	(270,246)
Total secured notes payable and bank debt	3,418,701	3,203,301
Less: Current portion of long-term debt	(431,800)	(244,667)
Long-term debt, net of current portion	$2,986,901	$2,958,634

A/R Line of Credit and Term Loan

Effective as of October 27, 2010, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for a senior credit facility (the “Credit Facility”) comprised of an asset-based accounts receivable line of credit (the “A/R Line of Credit”) and a term loan (The “Term Loan”). The Loan Agreement amended and restated a previous loan agreement with SVB in its entirety. On February 8, 2011, May 9, 2011, June 7, 2011, July 7, 2011, September 12, 2011, November 1, 2011 and March 15, 2012, the Company entered into certain amendments to the Loan Agreement. Additionally, since June 30, 2012, the Company entered into an additional amendment to the Loan Agreement (see Note 11 – Subsequent Events).

The maturity date of the Term Loan was February 1, 2013. However, with the additional principal payments made by the Company, the Term Loan was fully repaid in March 2012. Prior thereto, the Term Loan accrued interest at the fixed annual rate of 7.00% and was payable monthly.

The maximum availability under the A/R Line of Credit is $1,000,000. Subject to certain commitment limits, through June 30, 2011, the Company could borrow up to eighty percent (80%) of its eligible accounts receivable.  Pursuant to the July 7, 2011 amendment, SVB increased the borrowing availability up to eighty-five percent (85%) of its eligible accounts receivables.  Also, pursuant to the July 7, 2011 amendment, the maturity date of the A/R Line of Credit was extended to June 28, 2012.  The finance charges and handling fees that applied to the A/R Line of Credit through June 30, 2011 consisted of (i) a finance charge of 1.25% above SVB’s prime rate and (ii) a collateral handling fee of either 0.10% per month or 0.25% per month depending on whether the Company’s adjusted quick ratio was above or below 1.30 (for the quarter ended June 30, 2011, the higher collateral handling fee applied). These charges apply to the full face amount of the financed receivables.  The effective rate of these charges during the quarter ended June 30, 2011 was 10.31%.  Pursuant to the July 7, 2011 amendment, (i) the finance charge applicable to the A/R Line of Credit was increased to 2.20% above SVB’s prime rate but will reduce back to 1.25% above SVB’s prime rate if the Company’s adjusted quick ratio exceeds 1.00 and (ii) the adjusted quick ratio trigger to reduce the collateral handling fee was reduced to 1.00. The effective interest rate of these charges for the quarters ended June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2011 were 10.31%, 10.82%, 10.82%, 10.82%, and 10.82%, respectively.

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

On July 11, 2012 but effective as of June 28, 2012, the Company and SVB entered into another amendment to the Loan Agreement extending the maturity date out to September 26, 2012 and reducing the availability under the A/R Line of Credit (see Note 11 – Subsequent Events).  The Company has recently established a factoring facility that will replace the A/R Line of Credit before September 26, 2012 (see Note 11 – Subsequent Events).

Notes Payable

In August 2011, the Company completed a private placement in which investors received in the aggregate $125,000 in one-year notes (the “One-Year Notes”) and three-year warrants to purchase a total of 58,138 shares of the Company’s common stock at an exercise price of $0.43 per share (the “Three Year Warrants”). Included in the One-Year Notes is $25,000 held by a related party. The One-Year Notes accrue interest at a rate of 12% per annum payable monthly in arrears.  No principal payments are required to be made on the Notes until the maturity date, which was August 1, 2012.  The One-Year Notes rank junior to the SVB bank debt but senior to all other Company debt, including the affiliate debt.  The One-Year Notes are secured by a second lien on all of the assets of the Company which is junior only to the first lien securing the SVB bank debt (and will be junior to the first lien that will secure the new factoring facility). The Three Year Warrants were valued at $7,111, which represents the original issue discount to the One-Year- Notes.

In June 2012, the Company and the holders of the One-Year Notes and the Three-Year Warrants agreed to certain amendments to the One-Year Notes and the Three-Year Warrants. Specifically, the One-Year Notes were amended to (i) extend the maturity date of the notes out to August 1, 2013 and (ii) add a right to convert the notes into shares of the Company’s common stock at a conversion price of $0.43 per share, with such conversion price being subject to reduction in the event of certain dilutive equity issuances by the Company. The Three-Year Warrants were amended to (i) double the number of shares of the Company’s common stock into which the warrants are exercisable, (ii) extend the expiration date of the warrants to August 1, 2017 and (iii) add a provision that the exercise price of the warrants will be subject to reduction in the event of certain dilutive equity issuances by the Company. The unamortized discount on the One-Year-Notes was $7,377 at June 30, 2012.

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

The maturity date on the Refinance Notes is January 1, 2014. Interest on the Refinance Notes is payable monthly (subject to certain conditions as discussed below) and no principal payments are required until maturity.  The annual interest rate for the Nicholson Refinance Note is 12% but reduces to 10% if the principal balance drops below $1,905,000.  The annual interest rate for the Ramey Refinance Note is 10%. As of June 30, 2012, the Company had $466,994 in accrued but unpaid interest on the Refinance Notes. In July 2012, the Company and the affiliate debt holders entered into a letter agreement regarding the accrued and unpaid interest on the Refinance Notes (see Note 11 – Subsequent Events).

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

Note Payable – Equipment

In December 2010, the Company entered into a capital lease agreement with CIT Technology Financing Services, Inc. to lease new telephone equipment for $16,505. The lease has a $1 purchase option at the end of 60 equal monthly installments of $379.  As of June 30, 2012, the outstanding balance on this capital lease was $11,554.

Payment Table

Future minimum payments under our loan agreements and notes payable at June 30, 2012 were as follows:

Fiscal Year Ended March 31,	Amount
2013	$430,975
2014	3,220,546
2015	3,301
2016	2,476
2017	—
$3,657,298

5.	Derivative Instruments

In June 2012, the Company modified the One-Year Notes and the Three-Year Warrants. After the modification, the One-Year Notes are convertible into shares of the Company’s common stock at any time at the option of the holder at the conversion price of $0.43 per share. If the Company, at any time or from time to time while any of the One-Year Notes are outstanding, issues (1) any common stock or common stock equivalent at a price per share that is less than the conversion price or (2) any common stock equivalents that entitle the holder thereof to acquire shares of common stock at a price per share that is less than the conversion price, then in each case, except for certain excluded issuances, the applicable conversion price shall be adjusted to equal to that lower issuance price. Both the One-Year Notes and the Three-Year Warrants, as amended, contain the same price protection. The Company determined the embedded conversion feature for the One-Year Notes and the Three-Year Warrants to be a derivative liability in accordance with ASC Topic 815, Derivatives and Hedging and estimated the fair value of the derivative using Lattice Model with Monte Carlo simulation as of June 28, 2012. Such estimates are to be revalued at each balance sheet date, with changes in value recorded as unrealized gains or losses in non-operating income (expense) in the Company’s statements of operations.

Activity for derivative instruments liability during the three months ended June 30, 2012 was as follows:

			Decrease in
	March 31,	Activity During	Fair Value of	June 30,
	2012	Fiscal Year	Derivative Liability	2012
Derivative instruments	$—	$8,488	$—	$8,488
	$—	$8,488	$—	$8,488

The fair value of the derivative instruments is estimated using the Lattice model with the following assumptions as of June 28, 2012:

June 30, 2012
Common stock issuable upon exercise of warrants and conversion of notes	406,974
Market value of common stock on measurement date	$0.13-0.15
Projected	$0.12-0.43
Offering price range (1)	$0.12-0.35
Risk free interest rate (2)	0.31%
Warrant and convertibles lives in years	1.00 – 5.00
Expected volatility (3)	41% - 49%
Expected dividend yields (4)	None

(1)	Represents the estimated offering price range in future offerings as determined by management
(2)	The risk-free interest rate was determined by management using 1, 3 or 5 year Treasury Bill as of the respective measurement date.
(3)	The volatility factor was estimated by management using the historical volatilities of comparable companies in the industry.
(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

6.	Fair Value Measurement

As defined in ASC Topic 820 – 10, Fair Value Measurement and Disclosures, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). The Company’s valuation models are primarily industry standard models. Level 3 instruments include derivative warrant instruments. US Dataworks does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

As required by ASC Topic 820 – 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using the Lattice model (see Note 5 – Derivative Instruments).

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012:

	Fair Value Measurements at June 30, 2012
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Total Carrying
	Identical Assets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2012
Derivative instruments	$—	$—	$8,488	$8,488
Total	$—	$—	$8,488	$8,488

Fair Value on a Non-Recurring Basis

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with ASC 820 – 10.  This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  In general, nonfinancial assets including goodwill and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.

7.	Commitments and Contingencies

Leases

The Company leases an office in Sugar Land, Texas under an operating lease agreement that expires on January 31, 2018. Rent expense for the three months ended June 30, 2012 and June 30, 2011 was $93,387 and $93,461, respectively. This lease was amended on June 2, 2011 to, among other things, extend the term through January 31, 2018 and provide for total rent abatements of approximately $188,000 and a refurbishment allowance of approximately $282,000. As of June 30, 2012, the Company has used approximately $38,000 of the refurbishment allowance. The Company expenses rent on a straight line basis over the lease term at $30,708 per month.

Future minimum lease payments under operating leases at June 30, 2012 were as follows:

Fiscal Year Ended March 31,	Amount
2013	$187,900
2014	378,932
2015	397,722
2016	416,512
2017	433,736
Thereafter	367,971
$2,182,773

8.	Stockholders’ Equity

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

At June 30, 2012 and March 31, 2012, there were accumulated, undeclared dividends in arrears of $469,085 and $458,802, respectively.

Stock Options

In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan, which has since been amended and/or amended and restated a number of times (the “2000 Plan”).  As of June 30, 2012, the maximum aggregate number of shares which may be granted under the 2000 Plan was 10,000,000. Under the 2000 Plan, the exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of grant. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. During the three months ended June 30, 2012, the Company did not grant any stock options.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan
	Shares	Weighted-Average Exercise Price
Outstanding, March 31, 2012	6,691,169	$0.59
Granted	—	$—
Forfeited/canceled	(37,500)	$0.11
Outstanding, June 30, 2012	6,653,669	$0.60
Exercisable, June 30, 2012	5,881,168	$0.66

The weighted-average remaining lives of the options granted under the 2000 Plan at June 30, 2012 were 4.63 years.

Common Stock Grants

During the three months ended June 30, 2012, the Company granted 31,833 shares of common stock (at $0.15 per share based on the closing price of the common stock on the grant date) to its outside directors pursuant to the Company’s Outside Director Compensation Plan. The Company expensed $4,775 related to these grants during the three months ended June 30, 2012. These grants were made under the 2000 Plan.

Warrants

All warrants outstanding as of June 30, 2012 have an exercise price of $0.43. The warrants outstanding as of June 30, 2012 expire as of the following dates; 4,651,163 private placement warrants expire November 13, 2012, 116,276 private placement warrants expire August 1, 2017, 200,000 warrants issued for services rendered and litigation settlement expire November 13, 2012, 1,854,141 warrants issued for note extensions expire June 26, 2014 and 1,612,501 warrants issued for note extensions expire February 29, 2015.

9.	Liquidity

The Company has a history of experiencing negative cash flow from operations and continues to operate under liquidity constraints. Over the years, the Company has put a number of debt financings in place to address this ongoing situation. As of June 30, 2012, the Company had approximately $3.1 million of affiliate debt coming due January 1, 2014 and $125,000 of debt coming due on August 1, 2013. The Company also has an accounts receivable line of credit that was recently renewed through September 26, 2012. The Company has recently established a factoring facility that will replace this line of credit before it terminates. As of June 30, 2012, the Company had $467,246 in accrued but unpaid interest on the affiliate debt. Although the Company has had the right to pay the affiliate debt interest since March 2012, the affiliate debt holders have been willing to defer a portion of the affiliate debt interest in order to accommodate the liquidity constraints. The affiliate debt holders recently agreed to (i) waive the defaults arising from our inability to keep current on the affiliate debt interest payments through June 30, 2013 and (ii) agreed not to take any action against the Company to collect this growing past due interest payment through June 30, 2013. However, there can be no assurance that the Company will be current on these payments or enter into a similar agreement beyond such date.

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

10.	Related Party Transaction

Our hosting services agreement involves a related party transaction in that one of our outside directors is an executive officer with the parent company of our hosting services provider.

11.	Subsequent Events

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

Factoring Facility

On July 13, 2012, the Company and Porter Capital Corporation (“PCC”) entered into a certain Recourse Receivables Purchase & Security Agreement pursuant to which PCC has agreed to purchase from the Company certain of its accounts receivable from time to time (the “Factoring Agreement”).  The Factoring Agreement provides, among other things, that (i) the line of credit will be $1,000,000 measured as the unpaid face amount of all purchased receivables at any given time; (ii) the initial term of the facility will be one year with automatic one-year renewals unless the Company elects in advance not to renew; (iii) the advance rate under the facility will be 85% of the face amount of purchased receivables (the “Advance Amount”), with the remaining 15% being held in reserve until the purchased receivable is paid in full, (iii) interest will accrue on the Advance Amount until the purchased receivable is paid in full at an annual rate equal to (a) the greater of prime rate or 5%, plus (b) 1.75%; (iv) additional service fees will accrue on the full face amount of each purchased receivable until such purchased receivable is paid in full at a rate of 0.90% for each 30 days, or 0.03% per day; and (v) the Company will owe a minimum term fee if the fees paid to PCC during the initial or any renewal term do not exceed a specified threshold based on maintaining an average throughput of $150,000 of receivables per month.  In connection with entering into this factoring facility, the Company agreed to an origination fee of $7,500 when it first accesses the facility.

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

Private Placement

In early August 2012, the Company completed the initial closings of its private placement of units, with each unit consisting of (i) $1,000 in principal amount of its 12% Senior Subordinated Convertible Notes due August 1, 2014 (the “Two-Year Notes”) and (ii) a five-year warrant to purchase approximately 465.1 shares of the Company’s common stock at an exercise price of $0.43 per share.  In connection with these initial closings, Company sold 75 units for a total purchase price of $75,000 to two investors. One of these investors, who purchased 25 units, is a related party. The investors received in the aggregate $75,000 in Two-Year Notes and five-year warrants to purchase a total of 34,882 shares of the Company’s common stock at an exercise price of $0.43 per share, with such exercise price being subject to reduction in the event of certain dilutive equity issuances by the Company.  Holders of the Two Year Notes have the right to convert the notes into shares of the Company’s common stock at a conversion price of $0.43 per share, with such conversion price being subject to reduction in the event of certain dilutive equity issuances by the Company. The Two-Year Notes accrue interest at a rate of 12% per annum payable monthly in arrears.  No principal payments are required to be made on the Two-Year Notes until the maturity date, which is August 1, 2014.  The Two-Year Notes will rank junior to the SVB bank debt (and, when accessed, the Company’s factoring facility with PCC) but senior to all other Company debt, including the affiliate debt.  The Two-Year Notes will be secured by a second lien on all of the assets of the Company which is junior only to the first lien securing the SVB bank debt (and, when accessed, the Company’s factoring facility with PCC). The Company is in the process of assessing the value of the warrants, which will be an Original Issue Discount (OID) to the Two-Year Notes.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

We believe that of the significant accounting policies used in the preparation of our unaudited condensed financial statements (see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

Revenue Recognition

We recognize revenues associated with our software products in accordance with the provisions of the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 985–605, Software Revenue Recognition.

We license software on a transactional or a subscription fee basis. In these arrangements, the customer is charged a fee based upon the number of items processed by the software and the Company recognizes revenue as these transactions occur. The transaction fee also includes the provision of standard maintenance and support services as well as product upgrades should such upgrades become available.  We also charge an onboarding fee for implementation services when a customer chooses our cloud based service. If professional services that are essential to the functionality of the software are provided in connection with the installation of the software licensed, revenue is recognized when these services have been provided on a percentage of completion basis. In certain instances, we license our software products under non-exclusive, non-transferable license agreements that involve services essential to the functionality of the software in which case license revenue is recognized when services have been provided on the percentage of completion basis. For license agreements that include a separately identifiable fee for contracted maintenance services, such maintenance revenues are recognized on a straight-line basis over the life of the maintenance agreement established in the agreement, but following any installation period of the software. In certain instances, we enter into arrangements that include multiple elements, where fees are allocated to the various elements based on vendor specific objective evidence of fair value.

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

ASC Topic No. 350 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for either the quarter ended June 30, 2012 or the year ended March 31, 2012. At the most recent testing date of March 31, 2012, the Company had significant excess fair value over its carrying value of goodwill.

Goodwill is classified as Level 3 within the fair value hierarchy.

Concentrations of Credit Risk

We sell our products throughout the United States and extend credit to our customers. We also perform ongoing credit evaluations of such customers. We do not obtain collateral to secure our accounts receivable. We evaluate our accounts receivable on a regular basis for collectability and provide for an allowance for potential credit losses as deemed necessary. Historically we have not experienced significant credit losses.

Two of our customers accounted for 58% and 12%, respectively, of the total net revenues for the three months ended June 30, 2012. Three of our customers accounted for 53%, 12% and 10%, respectively, of the total net revenues for the three months ended June 30, 2011.

At June 30, 2012, amounts due from two of our customers accounted for 59% ($312,566) and 19% ($100,000), respectively, of accounts receivable. At June 30, 2011, amounts due from three of our customers accounted for 51% ($338,698), 15% ($100,000), and 12% ($79,694), respectively, of accounts receivable.

Results of Operations

The results of operations reflected in this discussion include our operations for the three months ended June 30, 2012 and June 30, 2011.

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

	For the Three Months Ended June 30,
	2012	2011	Change
Software transactions and subscription	$649,900	$683,319	-5%
Software licensing	2,432	91,201	-97%
Software maintenance	166,918	141,997	18%
Professional services	392,425	584,018	-33%
Software resale	—	72,388	-100%
Total revenue	$1,211,675	$1,572,923	-23%

Total revenue decreased by 23% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. For the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, recurring revenue as a percentage of total revenue held constant and non-recurring revenue as a percentage of total revenue decreased 23%. Recurring revenue consists of software transaction and subscription revenue and software maintenance revenue, while non-recurring revenue consist of software licensing revenue, professional services revenue and software resale revenue.

Software transactional and subscription revenue decreased 5% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 due to the loss of a customer and fewer transactions processed.

Software license revenue is recognized ratably over the period that related services are rendered.  Software license revenue decreased 97% for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due to a nonrecurring Clearingworks product license upgrade recognized on percentage of completion of the associated professional fees that was completed in June 2011.

Software maintenance revenue increased 18% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 due to a new maintenance contract that began in late June 2011.

Professional services revenue decreased by 33% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 due to the timing of professional services engagements from a large customer as we were in between the end of one professional services engagement and the start of a follow-on professional services engagement in addition to a decrease in consulting revenue from a large customer in the three months ended June 30, 2012 compared to the prior year period.

Software resale revenues decreased 100% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 related to sale of hardware that was part of a professional services engagement that occurred in the prior year period.

Cost of Revenues

Cost of revenues includes personnel costs associated with our software, maintenance, support, training and installation services of our on premise and cloud-computing offerings.  Cost of revenues also includes the cost of other third party software resold in connection with our software. Cost of revenues for the three months ended June 30, 2012 decreased by $73,425, or 13%, to $487,480 as compared to $560,905 for the three months ended June 30, 2011. This decrease was due to a $62,673 decrease in cost of license software expense and a $9,839 decrease in outside services expenses associated with management’s cost reduction actions.

Operating Expenses

Total operating expenses for the three months ended June 30, 2012 decreased by $51,430, or 5%, to $1,088,100 as compared to $1,139,530 for the three months ended June 30, 2011.

Research and development expenses for the three months ended June 30, 2012 decreased by $21,628, or 9%, as compared to the three months ended June 30, 2011. The decrease was due to the research and development employees working on various consulting projects.

Sales and marketing expenses for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, decreased by $24,525, or 8%. The decrease is due to a decrease of $77,698 in sales and marketing outside services relating to expenses incurred from outside sales engagement during the three months ended June 30, 2011 (which was terminated during the third quarter of fiscal year 2012), offset by an increase of $39,126 in personnel expenses and $16,617 in commissions expense incurred in three months June 30, 2012 after bringing the sales and marketing functions in-house.

General and administrative expenses for the three months ended June 30, 2012 of $558,932, as compared to the three months ended June 30, 2011 of $558,209, remained essentially constant.

Depreciation and amortization expenses for the three months ended June 30, 2012 decreased by $6,000, or 24%, as compared to the three months ended June 30, 2011. This decrease is primarily due to property and equipment items attaining a fully depreciated state during the current fiscal.

Other Expenses

Other expenses, including interest expense and financing costs, for the three months ended June 30, 2012 increased by $26,110, or 18%, to $170,793 as compared to $144,683 for the three months ended June 30, 2011. The increase of $26,110 was primarily due to increased interest expense of $25,215 during the three months ended June 30, 2012 from the interest charges occurring on the deferred interest balance of the notes payable – related parties.

Net Loss

Net loss for the three months ended June 30, 2012 increased by $262,503 to a net loss of $534,698 compared to a net loss of $272,195 for the three months ended June 30, 2011. For details related to these losses, see the preceding discussions related to revenues, cost of revenues, operating expenses and other income sections above.

Liquidity and Capital Resources

We have a history of experiencing negative cash flow from operations and continue to operate under liquidity constraints. Over the years, we have put a number of debt financings in place to address this ongoing situation. As of June 30, 2012, we have approximately $3.1 million of affiliate debt coming due January 1, 2014 and $125,000 of debt coming due on August 1, 2013. We also have an accounts receivable line of credit that was recently renewed through September 26, 2012. We have recently established a factoring facility that will replace this line of credit before it terminates. As of June 30, 2012, we had $467,246 in accrued but unpaid interest on the affiliate debt. Although we have had the right to pay the affiliate debt interest since March 2012, the affiliate debt holders have been willing to defer a portion of the affiliate debt interest in order to accommodate the liquidity constraints. The affiliate debt holders recently agreed to (i) waive the defaults arising from our inability to keep current on the affiliate debt interest payments through June 30, 2013 and (ii) agreed not to take any action against us to collect this growing past due interest payment through June 30, 2013. However, there can be no assurance that we will be current on these payments or enter into a similar agreement beyond such date.

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

We have taken a number of steps to address and improve its liquidity.  These steps include additional rent abatements in fiscal 2013 in connection with the negotiation of a renewal of our office lease and deferring interest payments on the affiliate debt, as needed.  Management believes the processes put in place will fund its operations through March 31, 2013, and for a reasonable period of time thereafter.  If our liquidity does not improve in a meaningful way, we will be forced to take additional steps to address the issue, the primary one being raising additional equity and/or debt capital.  However, there can be no assurance that we would be successful in attempting to raise such capital.

Cash and cash equivalents at June 30, 2012 were $79,222 as compared to $81,985 at March 31, 2012.

Cash used by operating activities for the three months ended June 30, 2012 was $177,934, which consisted of net loss of $534,648, offset by noncash expenses of $96,066 and changes in working capital of $260,698.

Cash used by investing activities for the three months ended June 30, 2012 was $8,580, representing minimal capital expenditures during the period.

Cash provided by financing activities for the three months ended June 30, 2012 was $183,751, resulting from increased borrowing, net of payments, from line of credit of $184,576 for the three months ended June 30, 2012.

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

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                            Legal Proceedings

From time to time, we may become involved in various legal and other proceedings that are incidental to the conduct of our business. We are currently not involved in any such legal proceedings.

Item 1A.                                         Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012 filed with the SEC on July 13, 2012 under “Item 1A. Risk Factors.”

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

In June 2012, the Company and the holders of certain notes and warrants entered into certain amendments to these securities that involved the issuance of a new set of notes and warrants in exchange for the securities then held by such investors. Warrants to purchase a total of 58,138 shares of the Company’s common stock were issued in connection with this exchange of securities. The warrants were issued under the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), in that the issuance involved an exchange by the Company with its existing security holders where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. In addition, the Company believes that the issuance of the warrants qualifies for the exemption from registration provided by Section 4(2) of the Securities Act of 1933 in that the issuance of such warrants was a transaction by the Company not involving a public offering.  Facts supporting the applicability of this exemption include that (i) the investors receiving the warrants certified to the Company in writing that they were “accredited investors” and are sophisticated, knowledgeable and experienced investors, (ii) the warrants were issued through direct negotiations and did not involve general solicitation, (iii) the investors receiving the warrants represented to the Company in writing that they were acquiring the warrants and, upon exercise of the warrants, will acquire the securities underlying the warrants, for their own account and  not with a view to the resale or distribution thereof and (iv) the investors receiving the warrants agreed in writing that the warrants are not transferrable except in certain limited circumstances and that the warrants (and the securities underlying the warrants) will be transferred only in strict compliance with Rule 144.

Item 3.                Defaults Upon Senior Securities

During the three months ended June 30, 2012, the Company was in default under the Refinance Notes for its failure to remain current on the interest payments due thereon. In July 2012, the holders of the Refinance Notes waived this default in writing effective through June 30, 2103.

Item 4.               Mine Safety Disclosures

Not applicable.

Item 5.               Other Information

None.

Item 6.               Exhibits

Listed below are the exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description of Document

10.1	Eighth Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated July 11, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2012).

10.2	Recourse Receivables Purchase & Security Agreement by and between Porter Capital Corporation and US Dataworks, Inc. dated July 13, 2012 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2012).

10.3	Letter Agreement by and among US Dataworks, Inc., Charles E. Ramey and John L. Nicholson, M.D. dated July 11, 2012 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2012).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*	Interactive Data File

*Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 2012

US DATAWORKS, INC.

By:	/s/ Charles E. Ramey
Charles E. Ramey
Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Eighth Amendment to Amended and Restated Loan and Security Agreement by and between US Dataworks, Inc. and Silicon Valley Bank dated July 11, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2012).

10.2	Recourse Receivables Purchase & Security Agreement by and between Porter Capital Corporation and US Dataworks, Inc. dated July 13, 2012 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2012).

10.3	Letter Agreement by and among US Dataworks, Inc., Charles E. Ramey and John L. Nicholson, M.D. dated July 11, 2012 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2012).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*	Interactive Data File

*Filed herewith

