Form 10-Q/A
period 2012-06-30
US DATAWORKS INC
filed 2012-09-11
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

Number of shares of the issuer’s common stock outstanding as of August 13, 2012: 33,554,045

EXPLANATORY NOTE

US Dataworks, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Report”) to amend its Quarterly Report on Form10-Q for the quarter ended June 30, 2012 filed with the Commission on August 14, 2012 (the “Original Report”).  The sole purpose of this Amended Report is to furnish Exhibit 101 to the Original Report that complies with paragraphs (d)(1) through d(4), e(1), and (e)(2) of Rule 405 of Regulation S-T.

Except for furnishing Exhibit 101 as described above, this Amended Report does not amend the Original Report in any way and does not modify or update any disclosures contained in the Original Report.  This Amended Report speaks only as of August 14, 2012 and does not reflect events occurring after such date.  Accordingly, this Amended Report should be read in conjunction with the Original Report.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Listed below are the exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description of Document

101*	Interactive Data File

*Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 11, 2012

US DATAWORKS, INC

By:	/s/ Charles E. Ramey
Charles E. Ramey Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Randall J. Frapart
Randall J. Frapart Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

101*	Interactive Data File

*Filed herewith