Form 10-Q
period 2012-09-30
US DATAWORKS INC
filed 2012-11-14
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

YES ☐ NO ☒

Number of shares of the issuer’s common stock outstanding as of November 13, 2012: 33,583,606 .

US DATAWORKS, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

All references to “US Dataworks,” the “Company,” “we,” “us,” or “our” means US Dataworks, Inc.

MICRworks™, Clearingworks®, Returnworks™, Remitworks™, ClearPayments™, ClearDeposits™, ClearReturns™, ClearInsights™ and PayItFast™ are trademarks of US Dataworks. Other trademarks referenced herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

US DATAWORKS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2012	March 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$71,966	$81,985
Accounts receivable, trade, net of allowance for doubtful accounts at September 30, 2012 and March 31, 2012 of $10,500 and $0, respectively	914,637	437,662
Prepaid expenses and other current assets	223,451	200,636
Total current assets	1,210,054	720,283

Property and equipment, net	161,765	184,387
Goodwill	4,020,698	4,020,698
Other assets	32,111	42,354
Total assets	$5,424,628	$4,967,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt, net of unamortized discount at September 30, 2012 and March 31, 2012 of $4,610 and $0, respectively	$718,207	$244,667
Current portion of long term debt – related party, net of unamortized discount at September 30, 2012 and March 31, 2012 of $1,152 and $0, respectively	23,848	—
Accounts payable	538,867	426,895
Accrued expenses	303,067	138,033
Accrued interest – related parties	490,508	383,592
Deferred revenue	436,824	424,191
Derivative instruments	25,160	—
Total current liabilities	2,536,481	1,617,378

Long term liabilities:
Notes payable, net of unamortized discount at September 30, 2012 and March 31, 2012 of $3,810 and $2,557, respectively	103,617	109,078
Notes payable – related parties, net of unamortized discount at September 30, 2012 and March 31, 2012 of $194,819 and $267,689, respectively	2,922,426	2,849,556
Total long term liabilities	3,026,043	2,958,634
Total liabilities	5,562,524	4,576,012

Commitments and contingencies

Stockholders’ equity (deficit):
Convertible Series B preferred stock, $0.0001 par value, 700,000 shares authorized, 109,933 shares issued and outstanding, $3.75 liquidation preference, dividends of $479,481 and $458,802 in arrears as of September 30, 2012 and March 31, 2012, respectively	11	11

Common stock, $0.0001 par value, 90,000,000 shares authorized, 33,551,773 and 33,485,835 shares issued and outstanding as of September 30, 2012 and March 31, 2012, respectively	3,355	3,348
Additional paid-in-capital	66,641,880	66,593,160
Accumulated deficit	(66,783,142)	(66,204,809)
Total stockholders’ equity (deficit)	(137,896)	391,710

Total liabilities and stockholders’ equity	$5,424,628	$4,967,722

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Software transactional and subscription	$633,794	$684,908	$1,283,693	$1,368,226
Software licensing	7,143	7,268	9,575	98,470
Software maintenance	175,043	163,637	341,962	305,634
Professional services	884,747	826,497	1,277,172	1,410,515
Software resale	8,932	4,301	8,932	76,689

Total revenues	1,709,659	1,686,611	2,921,334	3,259,534

Cost of revenues	534,692	542,733	1,022,171	1,103,638

Gross profit	1,174,967	1,143,878	1,899,163	2,155,896

Operating expenses:
Research and development	208,849	206,366	440,463	459,607
Sales and marketing	224,598	385,405	503,523	688,856
General and administrative	595,055	638,129	1,153,987	1,196,338
Depreciation and amortization	15,106	22,849	33,735	47,478
Total operating expenses	1,043,608	1,252,749	2,131,708	2,392,279

Net income (loss) from operations	131,359	(108,871)	(232,545)	(236,383)

Other expense:
Interest expense	(22,119)	(23,011)	(43,540)	(43,535)
Interest expense – related parties	(141,115)	(124,970)	(290,488)	(249,127)
Unrealized loss on fair value of derivative instruments	(11,760)	—	(11,760)	—
Total other expense	(174,994)	(147,981)	(345,788)	(292,662)

Net income (loss)	$(43,635)	$(256,852)	$(578,333)	$(529,045)

Basic earnings (loss) per share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Diluted earnings (loss) per share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Basic weighted-average shares outstanding	33,551,398	33,401,485	33,534,183	33,382,931

Diluted weighted-average shares outstanding	33,551,398	33,401,485	33,534,183	33,382,931

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30,

	2012	2011
Cash flows from operating activities:
Net loss from operating activities	$(578,333)	$(529,045)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	33,735	47,478
Bad debt expense	15,581	—
Amortization of discount on notes payable	3,618	—
Amortization of discount on notes payable – related parties	73,823	70,075
Amortization of deferred financing costs – related parties	10,243	7,269
Stock based compensation	50,539	19,886
Unrealized loss on fair value of derivative instruments	11,760	—
Changes in operating assets and liabilities:
Accounts receivable	(492,556)	183,010
Prepaid expenses and other current assets	(22,815)	161,940
Accounts payable	111,972	50,231
Accrued expenses	165,034	194,460
Accrued interest – related parties	106,916	149,153
Deferred revenue	12,633	(223,875)

Net cash (used in) provided by operating activities	(497,850)	130,582

Cash flows from investing activities:
Purchase of property and equipment	(11,113)	(20,758)

Net cash used in investing activities	(11,113)	(20,758)

Cash flows from financing activities:
Payments on note payable to bank	—	(174,294)
Payments on secured line of credit	(1,751,383)	(312,690)
Proceeds from secured line of credit	1,507,331	209,714
Payments on factoring facility	(475,214)	—
Proceeds from factoring facility	1,094,860	—
Proceeds from issuance of notes payables and detachable stock warrants	125,000	125,000
Payments on equipment loan payable	(1,650)	(1,650)

Net cash provided by (used in) financing activities	498,944	(153,920)

Net decrease in cash and cash equivalents	(10,019)	(44,096)
Cash and cash equivalents, beginning of period	81,985	44,096
Cash and cash equivalents, end of period	$71,966	$—

Supplemental disclosures of cash flow information:
Interest paid	$151,138	$28,110
Income taxes paid	—	—

Supplemental disclosures of non-cash financing activities:
In conjunction with the extension of certain existing notes payable and the issuance of new notes payable, the Company issued additional common stock warrants and modified the existing notes to add a common stock conversion feature. As a result, the following balance sheet accounts were affected as follows:
Increased derivative warrant instruments	$13,400	$—
Increased note discount on notes payable	11,588	—
Decreased additional paid-in-capital	(1,812)	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business

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

The Company licenses its software on a transaction or subscription fee basis. In these arrangements, the customer is charged a fee based upon the number of items processed by the software and the Company recognizes revenue as these transactions occur. The transaction fee also includes the provision of standard maintenance and support services as well as product upgrades should such upgrades become available.  If professional services that are essential to the functionality of the software are provided in connection with the installation of the software licensed, revenue is recognized when these services have been provided on the percentage of completion basis. The Company also charges an onboarding fee for implementation services when a customer chooses its cloud based service. The revenue from the onboarding fee and the associated costs are deferred and recognized over the first year of the new contract. The Company measures its percentage of completion by the percentage of labor hours incurred to-date to estimated total labor hours for each contract.

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

ASC Topic 350 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for either the quarter ended September 30, 2012 or the year ended March 31, 2012.

Goodwill is classified as Level 3 within the fair value hierarchy.

Stock Options

The Company follows the guidance cited in ASC Topic 718, Compensation – Stock Compensation, to account for its stock options. ASC Topic 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Stock-based compensation expense recognized under ASC Topic 718, which consists of stock-based compensation expense related to employee, consultant and director stock options and stock issuances, for the six months ended September 30, 2012 and September 30, 2011 were $50,539 and $19,886, respectively.

ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the six months ended September 30, 2012 and September 30, 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

Upon adoption of ASC Topic 718, the Company continues to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant.  There were 400,000 consultant stock options granted during the six months ended September 31, 2012 and 50,000 employee stock options granted during the six months ended September 30, 2011.

As of September 30, 2012, there was approximately $52,509 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a period of one year.

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

For the six months ended September 30, 2012, 16,089,778 potential common stock equivalents have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.  For the six months ended September 30, 2011, 15,388,875 potential common stock equivalents have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.  Options and warrants typically convert on a one-for-one basis – see below for details of the conversion of the preferred stock into shares of common stock. The weighted-average common stock equivalents that were excluded from the computation of diluted loss per share for the six ended September 30, 2012 and September 30, 2011 are as follows:

	For the Six Months
	Ended September 30,
	2012	2011
Options outstanding:
Under the Company’s stock option plan	6,976,669	6,344,832
Outside the Company’s stock option plan	—	580,000
Warrants outstanding:
In conjunction with private placements	4,682,759	4,687,468
For services rendered and litigation settlement	200,000	200,000
As consideration for note extensions	4,120,417	3,466,642
Convertible Series B preferred stock outstanding (a)	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion ratio of one share of Series B preferred stock for one share of common stock.

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

Two of the Company’s customers accounted for 65% and 10%, respectively, of the total net revenues for the six months ended September 30, 2012. Two of the Company’s customers accounted for 55% and 9%, respectively, of the total net revenues for the six months ended September 30, 2011.

At September 30, 2012, amounts due from two of the Company’s customers accounted for 82% ($754,418) and 11% ($100,000), respectively, of accounts receivable. At September 30, 2011, amounts due from three of the Company’s customers accounted for 63% ($545,438), 12% ($100,000), and 9% ($76,500), respectively, of accounts receivable.

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

The Company recorded a net loss of $578,333 for the six months ended September 30, 2012 and has computed the tax provision for the six months ended September 30, 2012 in accordance with the provisions of ASC Topic 740, Income Taxes and ASC Topic 270, Interim Reporting.  The Company has estimated that its overall effective tax rate for US purposes to be 0% for the six months ended September 30, 2012. Consequently, the Company recorded zero income tax expense or benefit for the period ended September 30, 2012. The Company’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. At September 30, 2012 and March 31, 2012, a valuation allowance has been maintained to fully offset net deferred tax assets until it is evident that the deferred tax assets will be utilized in the future.

At September 30, 2012, the Company had approximately $30.7 million of net operating loss carryforwards for U.S. purposes.  These loss carryforwards will expire beginning in 2020 through 2030 if not utilized.

The Company records expense and penalties related to unrecognized tax benefits as income tax expense, and there is no liability accrued for the payment of interest and penalties as of September 30, 2012 and March 31, 2012, respectively.  The Company recognized no tax benefits or liabilities for uncertain positions during the six months ended September 30, 2012.

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

3.	Property and Equipment

 Property and equipment at September 30, 2012 and March 31, 2012 consisted of the following:

	September 30, 2012	March 31, 2012
Furniture and fixtures	$102,631	$102,631
Office and telephone equipment	198,781	198,781
Computer equipment	857,144	855,564
Computer software	1,377,793	1,368,260
Leasehold improvements	64,732	64,732
	2,601,081	2,589,968
Less: accumulated depreciation and amortization	(2,439,316)	(2,405,581)
Total	$161,765	$184,387

Depreciation and amortization expense for the three months ended September 30, 2012 and September 30, 2011 was $15,106 and $22,849, respectively. Depreciation and amortization expense for the six months ended September 30, 2012 and September 30, 2011 was $33,735 and $47,478, respectively.

4.	Bank Credit Line and Long-Term Debt

At September 30, 2012 and March 31, 2012, the Company’s bank credit line and long-term debt consisted of the following:

	September 30, 2012	March 31, 2012
Secured line of credit	$—	$243,923
Factoring facility	619,517	—
Notes payable	200,000	100,000
Notes payable – related parties	3,142,245	3,117,245
Notes payable – equipment	10,728	12,379
Unamortized debt discount	(204,391)	(270,246)
Total secured notes payable and bank debt	3,768,099	3,203,301
Less: Current portion of long-term debt	(742,056)	(244,667)
Long-term debt, net of current portion	$3,026,043	$2,958,634

A/R Line of Credit and Term Loan

Effective as of October 27, 2010, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for a senior credit facility (the “Credit Facility”) comprised of an asset-based accounts receivable line of credit (the “A/R Line of Credit”) and a term loan (The “Term Loan”). The Loan Agreement amended and restated a previous loan agreement with SVB in its entirety. As of February 8, 2011, May 9, 2011, June 7, 2011, July 7, 2011, September 12, 2011, November 1, 2011, March 15, 2012 and June 28, 2012, the Company entered into certain amendments to the Loan Agreement.

The Term Loan, which was fully repaid in March 2012, accrued interest at the fixed annual rate of 7.00% prior thereto.

The A/R Line of Credit accrued interest by applying a variable finance charge and a collateral handling fee to the A/R Line of Credit balance. For the quarters ended June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012 the effective rates were 10.31%, 10.82%, 10.82%, 10.82%, and 10.82%, respectively.

Pursuant to the June 28, 2012 amendment, the maturity date of the Loan Agreement was extended to September 26, 2012. On August 17, 2012, the A/R Line of Credit was paid in full and the Loan Agreement was terminated

Factoring Facility

On July 13, 2012, the Company and Porter Capital Corporation (“PCC”) entered into a certain Recourse Receivables Purchase & Security Agreement pursuant to which PCC has agreed to purchase from the Company certain of its accounts receivable from time to time (the “Factoring Agreement”).  The Factoring Agreement provides, among other things, that (i) the line of credit will be $1,000,000 measured as the unpaid face amount of all purchased receivables at any given time; (ii) the initial term of the facility will be one year with automatic one-year renewals unless the Company elects in advance not to renew; (iii) the advance rate under the facility will be 85% of the face amount of purchased receivables (the “Advance Amount”), with the remaining 15% being held in reserve until the purchased receivable is paid in full, (iv) interest will accrue on the Advance Amount until the purchased receivable is paid in full at an annual rate equal to (a) the greater of prime rate or 5%, plus (b) 1.75%; (v) additional service fees will accrue on the full face amount of each purchased receivable until such purchased receivable is paid in full at a rate of 0.90% for each 30 days, or 0.03% per day; and (vi) the Company will owe a minimum term fee in an amount, if any, by which the sum of the interest paid plus the service fees paid plus the origination/renewal fee paid during the initial or any renewal term is less than $36,000. The obligations owed under the Factoring Agreement are secured by a perfected first priority security interest in all of the assets of the Company. In connection with entering into this factoring facility, the Company paid an origination fee of $7,500 when it first accessed the facility, which occurred on August 17, 2012. The Company will also be required to pay a renewal fee of $7,500 each year that it renews the facility. At September 30, 2012, the amount advanced under the facility is $619,645 and the amount held in reserve until each purchased receivable is paid is $109,350.  The combined amount of $728,995 is included in accounts receivable, trade on the Company's Balance Sheet.

Notes Payable

In August 2011, the Company completed a private placement in which investors received in the aggregate $125,000 in one-year notes (the “One-Year Notes”) and three-year warrants to purchase a total of 58,138 shares of the Company’s common stock at an exercise price of $0.43 per share (the “Three Year Warrants”). Included in the One-Year Notes is $25,000 held by a related party. The One-Year Notes accrue interest at a rate of 12% per annum payable monthly in arrears.  No principal payments are required to be made on the Notes until the maturity date, which was August 1, 2012. The One-Year Notes are secured by a second lien on all of the assets of the Company which is junior only to the first lien that secures the Company’s factoring facility with PCC. The Three Year Warrants were valued at $7,111, which represents the original issue discount to the One-Year- Notes.

In June 2012, the Company and the holders of the One-Year Notes and the Three-Year Warrants agreed to certain amendments to the One-Year Notes and the Three-Year Warrants. Specifically, the One-Year Notes were amended to (i) extend the maturity date of the notes out to August 1, 2013 and (ii) add a right to convert the notes into shares of the Company’s common stock at a conversion price of $0.43 per share, with such conversion price being subject to reduction in the event of certain dilutive equity issuances by the Company. The Three-Year Warrants were amended to (i) double the number of shares of the Company’s common stock into which the warrants are exercisable, (ii) extend the expiration date of the warrants to August 1, 2017 and (iii) add a provision that the exercise price of the warrants will be subject to reduction in the event of certain dilutive equity issuances by the Company. The unamortized discount on the One-Year-Notes was $5,762 at September 30, 2012.

In August 2012, the Company completed two closings of a private placement in which investors received in the aggregate $125,000 of 12% Senior Subordinated Convertible Notes due August 1, 2014 (the “Two-Year Notes”) and five-year warrants to purchase a total of 58,137 shares of the Company’s common stock at an exercise price of $0.43 per share, with such exercise price being subject to reduction in the event of certain dilutive equity issuances by the Company (the “Five Year Warrants”). Included in the Two-Year Notes is $25,000 held by a related party. Holders of the Two Year Notes have the right to convert the notes into shares of the Company’s common stock at a conversion price of $0.43 per share, with such conversion price being subject to reduction in the event of certain dilutive equity issuances by the Company. The Two-Year Notes accrue interest at a rate of 12% per annum payable monthly in arrears.  No principal payments are required to be made on the Two-Year Notes until the maturity date, which is August 1, 2014.  The Two-Year Notes are secured by a second lien on all of the assets of the Company, which is junior to the first lien that secures the Company’s factoring facility with PCC, pari passu with the One-Year Notes and senior to all other Company debt, including the affiliate debt. The Five Year Warrants were valued at $4,912, which represents the original issue discount to the Two-Year Notes. The unamortized discount on the Two-Year-Notes was $4,763 at September 30, 2012.

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

The maturity date on the Refinance Notes is January 1, 2014. Interest on the Refinance Notes is payable monthly and no principal payments are required until maturity.  The annual interest rate for the Nicholson Refinance Note is 12% but reduces to 10% if the principal balance drops below $1,905,000.  The annual interest rate for the Ramey Refinance Note is 10%. As of September 30, 2012, the Company had $490,508 in accrued but unpaid interest on the Refinance Notes. On July 11, 2012, the Company and the holders of the Refinance Notes entered into a letter agreement pursuant to which such holders agreed to (i) waive the default under their notes that has occurred and will continue to occur as a result of the Company’s failure to remain current on the interest owed on these notes and (ii) agreed not to take any action against the Company for such defaults.  These agreements expire on June 30, 2013.

The Refinance Notes are secured by a Security Agreement, dated August 13, 2008, by and between the Company and Messrs. Nicholson and Ramey, pursuant to which the Company granted Messrs. Nicholson and Ramey a security interest in all its personal property, whether now owned or hereafter acquired, including but not limited to, all accounts receivable, copyrights, trademarks, licenses, equipment and all proceeds as from such collateral.  Pursuant to the subordination agreements with PCC and the holders of the One-Year Notes and the Two-Year Notes, this security interest will be junior to PCC’s security interest under the Factoring Agreement as long as that agreement is in place and junior to the security interest of the holders of the One-Year Notes and the Two-Year Notes until those notes are paid in full.

The $25,000 of One-Year Notes held by a related party is reported on the balance sheet at September 30, 2012 net of unamortized debt discount of $1,152 in current portion of long term debt – related party and at March 31, 2012 net of unamortized debt discount of $0 in notes payable – related parties.

The $25,000 of the Two-Year Notes held by a related party is reported on the balance sheet at September 30, 2012 net of unamortized debt discount of $953 in notes payable – related parties.

Note Payable – Equipment

In December 2010, the Company entered into a capital lease agreement with CIT Technology Financing Services, Inc. to lease new telephone equipment for $16,505. The lease has a $1 purchase option at the end of 60 equal monthly installments of $379.  As of September 30, 2012, the outstanding balance on this capital lease was $10,728.

Payment Table

Future minimum payments under our loan agreements and notes payable at September 30, 2012 were as follows:

Fiscal Year Ended March 31,	Amount
2013	$621,167
2014	3,220,546
2015	128,301
2016	2,476
2017	—
$3,972,490

5.	Derivative Instruments

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

In August 2012, the Company issued the Two-Year Notes and the Five Year Warrants. The Two-Year Notes are convertible into shares of the Company’s common stock at any time at the option of the holder at the conversion price of $0.43 per share. If the Company, at any time or from time to time while any of the Two-Year Notes are outstanding, issues (1) any common stock or common stock equivalent at a price per share that is less than the conversion price or (2) any common stock equivalents that entitle the holder thereof to acquire shares of common stock at a price per share that is less than the conversion price, then in each case, except for certain excluded issuances, the applicable conversion price shall be adjusted to equal to that lower issuance price. Both the Two-Year Notes and the Five Year Warrants contain the same price protection. The Company determined the embedded conversion feature for the Two-Year Notes and the Five Year Warrants to be a derivative liability in accordance with ASC Topic 815, Derivatives and Hedging and estimated the fair value of the derivative using Lattice Model with Monte Carlo simulation as of August 7, 2012. Such estimates are to be revalued at each balance sheet date, with changes in value recorded as unrealized gains or losses in non-operating income (expense) in the Company’s statements of operations.

During the six months ended September 30, 2012, the fair value of the derivative instruments liability increased by $11,760. This was recorded as unrealized loss on fair value of derivative instruments in the accompanying statements of operations.

Activity for derivative instruments liability during the six months ended September 30, 2012 was as follows:

	March 31, 2012	Activity During Fiscal Year	Increase in Fair Value of Derivative liability	September 30, 2012
Derivative instruments	$—	$13,400	$11,760	$25,160

The following is a summary of the assumptions used in the Lattice valuation model as of the initial valuations of the derivative instruments issued during the six months ended September 30, 2012 and as of September 30, 2012:

	Initial Valuations – September 30, 2012	September 30, 2012
Common stock issuable upon exercise of warrants and conversion of notes	755,809	755,809
Market value of common stock on measurement date	$0.12 - 0.15	$0.15
Projected	$0.12 - 0.43	$0.12 - 0.43%
Offering price range (1)	$0.12 - 0.35	$0.12 - 0.35
Risk free interest rate (2)	0.27% - 0.71%	0.17% - 0.62%
Warrant and convertibles lives in years	1.00 – 5.00	.85 – 4.91
Expected volatility (3)	39% - 49%	41% - 49%
Expected dividend yields (4)	None	None

(1)	Represents the estimated offering price range in future offerings as determined by management
(2)	The risk-free interest rate was determined by management using 1, 3 or 5 year Treasury Bill as of the respective measurement date.
(3)	The volatility factor was estimated by management using the historical volatilities of comparable companies in the industry.
(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

6.	Fair Value Measurement

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012:

	Fair Value Measurements at September 30, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total carrying value as of September 30, 2012
Derivative instruments	$—	$—	$25,160	$25,160
Total	$—	$—	$25,160	$25,160

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

Leases

The Company leases an office in Sugar Land, Texas under an operating lease agreement that expires on January 31, 2018. Rent expense for the six months ended September 30, 2012 and September 30, 2011 was $194,312 and $191,254, respectively. This lease was amended on June 2, 2011 to, among other things, extend the term through January 31, 2018 and provide for total rent abatements of approximately $188,000 and a refurbishment allowance of approximately $282,000. As of September 30, 2012, the Company has used approximately $45,287 of the refurbishment allowance. The Company expenses rent on a straight line basis over the lease term at $30,708 per month.

Future minimum lease payments under operating leases at September 30, 2012 were as follows:

Fiscal Year Ended March 31,	Amount
2013	$156,583
2014	378,932
2015	397,722
2016	416,512
2017	433,736
Thereafter	367,971
$2,151,456

8.	Stockholders’ Equity

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

At September 30, 2012 and March 31, 2012, there were accumulated, undeclared dividends in arrears of $479,481 and $458,802, respectively.

Stock Options

In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan , which has since been amended and/or amended and restated a number of times (the “2000 Plan”).  As of September 30, 2012, the maximum aggregate number of shares which may be granted under the 2000 Plan was 10,000,000. Under the 2000 Plan, the exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of grant. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. During the six months ended September 30, 2012, the Company granted 400,000 stock options under the 2000 Plan.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan
	Shares	Weighted-Average Exercise Price
Outstanding, March 31, 2012	6,691,169	$0.59
Granted	400,000	$0.13
Forfeited/canceled	(114,500)	$0.69
Outstanding, September 30, 2012	6,976,669	$0.57
Exercisable, September 30, 2012	5,962,501	$0.64

The weighted-average remaining lives of the options granted under the 2000 Plan at September 30, 2012 were 4.73 years.

Common Stock Grants

During the three months ended September 30, 2012, the Company granted 34,105 shares of common stock (at $0.14 per share based on the closing price of the common stock on the grant date) to its outside directors pursuant to the Company’s Outside Director Compensation Plan. The Company expensed $4,775 related to these grants during the three months ended September 30, 2012. These grants were made under the 2000 Plan.

Warrants

All warrants outstanding as of September 30, 2012 have an exercise price of $0.43. The warrants outstanding as of September 30, 2012 expire as of the following dates; 4,651,163 private placement warrants expire November 13, 2012, 58,137 private placement warrants expire August 1, 2017, 200,000 warrants issued for services rendered and litigation settlement expire November 13, 2012, 1,854,141 warrants issued for note extensions expire June 26, 2014, 1,612,501 warrants issued for note extensions expire February 29, 2015, 537,499 warrants issued for note extensions expire April 2, 2015 and 116,276 warrants issued for note extensions expire August 1, 2017.

9.	Liquidity

The Company has a history of experiencing negative cash flow from operations and continues to operate under liquidity constraints. Over the years, the Company has put a number of debt financings in place to address this ongoing situation. As of September 30, 2012, the Company had approximately $3.1 million of affiliate debt coming due January 1, 2014, $125,000 of debt coming due on August 1, 2013 and $125,000 of debt coming due on August 1, 2014. The Company also has a factoring agreement pursuant to which the Company borrows on certain outstanding accounts receivables from time to time. As of September 30, 2012, the Company had $490,508 in accrued but unpaid interest on the affiliate debt. Although the Company has had the right to pay the affiliate debt interest since March 2012, the affiliate debt holders have been willing to defer a portion of the affiliate debt interest in order to accommodate the liquidity constraints. The affiliate debt holders have agreed to (i) waive the defaults arising from our inability to keep current on the affiliate debt interest payments through June 30, 2013 and (ii) agreed not to take any action against the Company to collect this growing past due interest payment through June 30, 2013. However, there can be no assurance that the Company will be current on these payments or enter into a similar agreement beyond such date.

With respect to the $3.1 million in principal payments due to the affiliate debt holders on January 1, 2014 and any unpaid interest thereon as of such date as well as the $125,000 of debt coming due on August 1, 2013, the Company will have to come to an agreement with the holders of such debt to restructure the payment terms thereof or obtain other adequate sources of debt or equity funding to retire this debt when it comes due.

The Company will need to increase revenues from transaction and subscription based software license contracts and professional services agreements and software licenses to achieve and sustain profitability.

The Company has taken a number of steps to address and improve its liquidity.  These steps include additional rent abatements in fiscal year 2013 in connection with the negotiation of a renewal of the Company’s office lease and deferring interest payments on the affiliate debt, as needed.  The Company’s management believes the processes put in place will fund its operations through March 31, 2013, and for a reasonable period of time thereafter.  If the Company’s liquidity does not improve in a meaningful way, the Company will be forced to take additional steps to address the issue, primarily being, restructuring the related party debt and raising additional equity and/or debt capital.  However, there can be no assurance that the Company would be successful in attempting to raise such capital.

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

Critical Accounting Policies

The following discussion and analysis of our unaudited condensed financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We license software on a transactional or a subscription fee basis. In these arrangements, the customer is charged a fee based upon the number of items processed by the software and the Company recognizes revenue as these transactions occur. The transaction fee also includes the provision of standard maintenance and support services as well as product upgrades should such upgrades become available.  We also charge an onboarding fee for implementation services when a customer chooses our cloud based service. The revenue from the onboarding fee and the associated costs are deferred and recognized over the first year of the new contract. If professional services that are essential to the functionality of the software are provided in connection with the installation of the software licensed, revenue is recognized when these services have been provided on a percentage of completion basis.

To apply the percentage of completion revenue recognition method, we must have the ability to estimate contract revenue, costs, and the extent of progress toward completion. Percentage of completion revenues is generally stated in the contract and costs are generally based on estimated labor hours for each contract. Estimating progress toward completion is determined as a ratio of hours incurred to total hours of the project and revisions to those estimates are made at times as work progresses. In determining reasonableness of progress toward completion we consider various other assumptions that are reasonable under the circumstances, such as achieving certain milestones stated in the contract at a certain level of quality. Actual hours incurred and total estimated hours for a contract may differ from original estimates based on the results of the various assumptions or conditions. Contingent revenue is excluded from the percentage of completion calculations until the future contingencies have been met.

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

ASC Topic No. 350 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for either the quarter ended September 30, 2012 or the year ended March 31, 2012. At the most recent testing date of March 31, 2012, the Company had significant excess fair value over its carrying value of goodwill.

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

Two of our customers accounted for 65% and 10%, respectively, of the total net revenues for the six months ended September 30, 2012. Two of our customers accounted for 55% and 9%, respectively, of the total net revenues for the six months ended September 30, 2011.

At September 30, 2012, amounts due from two of our customers accounted for 82% ($754,418) and 11% ($100,000), respectively, of accounts receivable. At September 30, 2011, amounts due from three of our customers accounted for 63% ($545,438), 12% ($100,000), and 9% ($76,500), respectively, of accounts receivable.

Results of Operations

The results of operations reflected in this discussion include our operations for the three and six months ended September 30, 2012 and September 30, 2011.

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

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Software transactions and subscription	$633,794	$684,908	-7%	$1,283,693	$1,368,226	-6%
Software licensing	7,143	7,268	-2%	9,575	98,470	-90%
Software maintenance	175,043	163,637	7%	341,962	305,634	12%
Professional services	884,747	826,497	7%	1,277,172	1,410,515	-9%
Software resale	8,932	4,301	108%	8,932	76,689	-88%
Total revenue	$1,709,659	$1,686,611	1%	$2,921,334	$3,259,534	-10%

Total revenue decreased by 10% for the six months ended September 30, 2012 as compared to the six months ended September 30, 2011. For the six months ended September 30, 2012 as compared to the six months ended September 30, 2011, recurring revenue as a percentage of total revenue decreased 2% and non-recurring revenue as a percentage of total revenue decreased 9%. Total revenue increased by 1% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. For the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, recurring revenue as a percentage of total revenue decreased 2% and non-recurring revenue as a percentage of total revenue increased 4%. Recurring revenue consists of software transaction and subscription revenue and software maintenance revenue, while non-recurring revenue consist of software licensing revenue, professional services revenue and software resale revenue.

Software transactional and subscription revenue decreased 7% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to fewer transactions processed in the current period. Software transactional and subscription revenue decreased 6% for the six months ended September 30, 2012 as compared to the six months ended September 30, 2011 due to the loss of a customer and fewer transactions processed.

Software license revenue is recognized ratably over the period that related services are rendered.  Software license revenue remained essentially constant with a decrease of 2% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Software license revenue decreased 90% for the six months ended September 30, 2012, as compared to the six months ended September 30, 2011, due to a nonrecurring Clearingworks product license upgrade recognized on percentage of completion of the associated professional fees that was completed in June 2011.

Software maintenance revenue increased 7% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to an increase in existing maintenance contract as of January 2012. Software maintenance revenue increased 12% for the six months ended September 30, 2012 as compared to the six months ended September 30, 2011 due to a new maintenance contract that began in late June 2011.

Professional services revenue increased by 7% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to the difference in timing of each period’s professional services engagements from a large customer. Professional services revenue decreased by 9% for the six months ended September 30, 2012 as compared to the six months ended September 30, 2011 due to the timing of professional services engagements from a large customer as we were in between the end of one professional services engagement and the start of a follow-on professional services engagement in addition to a decrease in consulting revenue from a large customer in the six months ended September 30, 2012 compared to the prior year period.

Software resale revenues increased 108% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 related to sale of hardware that was part of a professional services engagement that occurred in the current year period. Software resale revenues decreased 88% for the six months ended September 30, 2012 as compared to the six months ended September 30, 2011 related to sale of hardware that was part of a professional services engagement that occurred in the prior year period.

Cost of Revenues

Cost of revenues includes personnel costs associated with our software, maintenance, support, training and installation services of our on premise and cloud-computing offerings.  Cost of revenues also includes the cost of other third party software resold in connection with our software. Cost of revenues for the three months ended September 30, 2012 decreased by $8,041, or 1%, to $534,692 as compared to $542,733 for the three months ended September 30, 2011.

Cost of revenues for the six months ended September 30, 2012 decreased by $81,467, or 7%, to $1,022,171 as compared to $1,103,638 for the six months ended September 30, 2011. This decrease was due to a $116,007 decrease in cost of license software expense partially offset by a $23,632 increase in cost of hardware expense and a $9,322 increase in cost of outside services related to an intern program in the current period.

Operating Expenses

Total operating expenses for the three months ended September 30, 2012 decreased by $209,141, or 16%, to $1,043,608 as compared to $1,252,749 for the three months ended September 30, 2011. Total operating expenses for the six months ended September 30, 2012 decreased by $260,571, or 11%, to $2,131,708 as compared to $2,392,279 for the six months ended September 30, 2011.

Research and development expenses for the three months ended September 30, 2012 decreased by $2,484, or 1%, as compared to the three months ended September 30, 2011. Research and development expenses for the six months ended September 30, 2012 decreased by $19,144, or 4%, as compared to the six months ended September 30, 2011. The decrease was due to the research and development employees working on various consulting projects.

Sales and marketing expenses for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, decreased by $160,807, or 42%. The decrease is due to a decrease of $213,456 in sales and marketing outside services relating to expenses incurred from outside sales engagement during the three months ended September 30, 2011 which was terminated during the third quarter of fiscal year 2012, partially offset by an increase of $49,819 in personnel expenses incurred during the three months ended September 30, 2012 after bringing the sales and marketing functions in-house. Sales and marketing expenses for the six months ended September 30, 2012, as compared to the six months ended September 30, 2011, decreased by $185,333, or 27%. The decrease is due to a decrease of $301,132 in sales and marketing outside services relating to expenses incurred from outside sales engagement during the six months ended September 30, 2011 which was terminated during the third quarter of fiscal year 2012, partially offset by an increase of $91,027 in personnel expenses and $18,384 in commissions expense and $6,388 in other sales related expenses incurred during the six months ended September 30, 2012 after bringing the sales and marketing functions in-house.

General and administrative expenses for the three months ended September 30, 2012 decreased by $43,075, or 7%, as compared to the three months ended September 30, 2011. The decrease is due to a decrease of $50,677 in outside administrative expense partially offset by an increase of $6,977 in recruiting expense. General and administrative expenses for the six months ended September 30, 2012 decreased by $42,351, or 4%, as compared to the six months ended September 30, 2011. The decrease is due to a decrease of $53,313 in outside administrative expense partially offset by an increase of $7,792 in recruiting expense.

Depreciation and amortization expenses for the three months ended September 30, 2012 decreased by $7,743, or 34%, as compared to the three months ended September 30, 2011. Depreciation and amortization expenses for the six months ended September 30, 2012 decreased by $13,743, or 29%, as compared to the six months ended September 30, 2011. These decreases are primarily due to property and equipment items attaining a fully depreciated state during the current fiscal.

Other Expenses

Other expenses include interest expense, financing costs and unrealized loss on derivative instruments. Other expenses for the three months ended September 30, 2012 increased by $27,013, or 18%, to $174,994 as compared to $147,981 for the three months ended September 30, 2011. The increase is due to unrealized loss on derivative instruments of $11,760 and increased interest expense of $16,146 from the interest charges incurred on the deferred interest balance on the notes payable – related parties. Other expenses for the six months ended September 30, 2012 increased by $53,126, or 18%, to $345,778 as compared to $292,662 for the six months ended September 30, 2011. The increase is due to unrealized loss on derivative instruments of $11,760 and increased interest expense of $41,361 from the interest charges incurred on the deferred interest balance on the notes payable – related parties.

Net Loss

Net loss for the three months ended September 30, 2012 decreased by $213,215 to a net loss of $43,637 compared to a net loss of $256,852 for the six months ended September 30, 2011. Net loss for the six months ended September 30, 2012 increased by $49,289 to a net loss of $578,334 compared to a net loss of $529,045 for the three months ended September 30, 2011. For details related to these losses, see the preceding discussions related to revenues, cost of revenues, operating expenses and other income sections above.

Liquidity and Capital Resources

We have a history of experiencing negative cash flow from operations and continue to operate under liquidity constraints. Over the years, we have put a number of debt financings in place to address this ongoing situation. As of September 30, 2012, we have approximately $3.1 million of affiliate debt coming due January 1, 2014, $125,000 of debt coming due on August 1, 2013 and $125,000 of debt coming due on August 1, 2014. We also have a factoring agreement pursuant to which we borrow on certain outstanding accounts receivable from time to time. As of September 30, 2012, we had $490,255 in accrued but unpaid interest on the affiliate debt. Although we have had the right to pay the affiliate debt interest since March 2012, the affiliate debt holders have been willing to defer a portion of the affiliate debt interest in order to accommodate the liquidity constraints. The affiliate debt holders have agreed to (i) waive the defaults arising from our inability to keep current on the affiliate debt interest payments through June 30, 2013 and (ii) agreed not to take any action against us to collect this growing past due interest payment through June 30, 2013. However, there can be no assurance that we will be current on these payments or enter into a similar agreement beyond such date. With respect to the $3.1 million in principal payments due to the affiliate debt holders on January 1, 2014 and any unpaid interest thereon as of such date as well as the $125,000 of debt coming due on August 1, 2013, we will have to come to an agreement with the holders of such debt to restructure the payment terms thereof or obtain other adequate sources of debt or equity funding to retire this debt when it comes due.

We will need to increase revenues from transaction and subscription based software license contracts and professional services agreements and software licenses to achieve and sustain profitability.

We have taken a number of steps to address and improve its liquidity.  These steps include additional rent abatements in fiscal 2013 in connection with the negotiation of a renewal of our office lease and deferring interest payments on the affiliate debt, as needed.  Management believes the processes put in place will fund its operations through March 31, 2013, and for a reasonable period of time thereafter.  If our liquidity does not improve in a meaningful way, we will be forced to take additional steps to address the issue, primarily being, restructuring the related party debt and raising additional equity and/or debt capital.  However, there can be no assurance that we would be successful in attempting to raise such capital.

Cash and cash equivalents at September 30, 2012 were $71,966 as compared to $81,985 at March 31, 2012.

Cash used by operating activities for the six months ended September 30, 2012 was $497,850, which consisted of net loss of $578,334 and changes in working capital of $118,816, partially offset by noncash expenses of $199,300.

Cash used by investing activities for the six months ended September 30, 2012 was $11,113, representing minimal capital expenditures during the period.

Cash provided by financing activities for the six months ended September 30, 2012 was $498,944, resulting from increased borrowing, net of payments, from the secured line of credit and factoring facility of $375,594 and $125,000 in proceeds from the issuance of notes payable and detachable stock warrants during the six months ended September 30, 2012.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

In August 2012, in connection with a private placement of securities, the Company issued to three investors five-year warrants to purchase a total of 58,137 shares of the Company’s common stock at an exercise price of $0.43 per share. The warrants were purchased as part of units that also included $125,000 in two-year notes. These units had an aggregate purchase price of $125,000. For the purpose of determining the original issue discount to the notes, the Company estimated the value of the warrants to be $4,912.

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

Item 3.                Defaults Upon Senior Securities

During the early portion of the quarter ended September 30, 2012, the Company was in default under the Refinance Notes for its failure to remain current on the interest payments due thereon. In July 2012, the holders of the Refinance Notes waived this default in writing effective through June 30, 2013.

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

Dated:  November 14, 2012

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

