Form 10-Q
period 2012-12-31
US DATAWORKS INC
filed 2013-02-14
CIK 1049505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

YES ☐ NO ☒

Number of shares of the issuer’s common stock outstanding as of February 14, 2013: 33,615,439.

US DATAWORKS, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

US DATAWORKS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	December 31, 2012	March 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$57,527	$81,985
Accounts receivable, trade, net of allowance for doubtful accounts at December 31, 2012 and March 31, 2012 of $10,500 and $0, respectively	698,638	437,662
Prepaid expenses and other current assets	173,208	200,636
Total current assets	929,373	720,283

Property and equipment, net	152,060	184,387
Goodwill	4,020,698	4,020,698
Other assets	29,751	42,354
Total assets	$5,131,882	$4,967,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt, net of unamortized discount at December 31, 2012 and March 31, 2012 of $3,264 and $0, respectively	$346,095	$244,667
Current portion of long term debt – related party, net of unamortized discount at December 31, 2012 and March 31, 2012 of $812 and $0, respectively	24,188	—
Accounts payable	435,895	426,895
Accrued expenses	324,436	138,033
Accrued interest – related parties	525,737	383,592
Deferred revenue	483,185	424,191
Derivative instruments	10,701	—
Total current liabilities	2,150,237	1,617,378

Long term liabilities:
Notes payable, net of unamortized discount at December 31, 2012 and March 31, 2012 of $3,371 and $2,557, respectively	103,231	109,078
Notes payable – related parties, net of unamortized discount at December 31, 2012 and March 31, 2012 of $156,862 and $267,689, respectively	2,960,383	2,849,556
Total long term liabilities	3,063,614	2,958,634
Total liabilities	5,213,851	4,576,012

Commitments and contingencies

Stockholders’ equity (deficit):
Convertible Series B preferred stock, $0.0001 par value, 700,000 shares authorized, 109,933 shares issued and outstanding, $3.75 liquidation preference, dividends of $489,878 and $458,802 in arrears as of December 31, 2012 and March 31, 2012, respectively	11	11

Common stock, $0.0001 par value, 90,000,000 shares authorized, 33,583,606 and 33,485,835 shares issued and outstanding as of December 31, 2012 and March 31, 2012, respectively	3,358	3,348
Additional paid-in-capital	66,928,668	66,593,160
Accumulated deficit	(67,014,006)	(66,204,809)
Total stockholders’ equity (deficit)	(81,969)	391,710

Total liabilities and stockholders’ equity (deficit)	$5,131,882	$4,967,722

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011

Revenues:
Software transactional and subscription	$616,144	$688,341	$1,899,838	$2,056,567
Software licensing	8,587	29,483	18,161	127,953
Software maintenance	164,210	213,203	506,172	518,837
Professional services	984,100	856,323	2,261,272	2,266,838
Software resale	37,686	36,027	46,617	112,716

Total revenues	1,810,727	1,823,377	4,732,060	5,082,911

Cost of revenues	510,465	548,574	1,532,635	1,652,211

Gross profit	1,300,262	1,274,803	3,199,425	3,430,700

Operating expenses:
Research and development	196,187	172,280	636,651	631,887
Sales and marketing	283,926	303,401	787,449	992,258
General and administrative	877,020	542,002	2,031,007	1,738,340
Depreciation and amortization	13,745	19,586	47,479	67,064
Total operating expenses	1,370,878	1,037,269	3,502,586	3,429,549

Income (loss) from operations	(70,616)	237,534	(303,161)	1,151

Other expense:
Interest expense	(32,630)	(28,378)	(76,170)	(71,913)
Interest expense – related parties	(142,077)	(125,438)	(432,565)	(374,566)
Unrealized gain on fair value of derivative instruments	14,458	—	2,699	—
Total other expense	(160,249)	(153,816)	(506,036)	(446,479)

Net income (loss)	$(230,865)	$83,718	$(809,197)	$(445,328)

Basic earnings (loss) per share	$(0.01)	$0.00	$(0.02)	$(0.01)

Diluted earnings (loss) per share	$(0.01)	$0.00	$(0.02)	$(0.01)

Basic weighted-average shares outstanding	33,583,606	33,425,606	33,550,662	33,397,300

Diluted weighted-average shares outstanding	33,583,606	33,430,151	33,550,662	33,397,300

The accompanying notes are an integral part of these unaudited condensed financial statements.

US DATAWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31,

	2012	2011
Cash flows from operating activities:
Net loss from operating activities	$(809,197)	$(445,328)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	47,479	67,064
Bad debt expense	15,581	—
Amortization of discount on notes payable	5,854	2,792
Amortization of discount on notes payable – related parties	111,670	106,006
Amortization of deferred financing costs – related parties	12,603	17,513
Stock based compensation	337,330	27,199
Unrealized loss on gain value of derivative instruments	(2,699)	—
Changes in operating assets and liabilities:
Accounts receivable	(276,557)	311,154
Prepaid expenses and other current assets	27,428	190,714
Accounts payable	9,000	(172,301)
Accrued expenses	186,403	135,095
Accrued interest – related parties	142,145	238,664
Deferred revenue	58,994	(142,272)

Net cash (used in) provided by operating activities	(133,966)	336,300

Cash flows from investing activities:
Purchase of property and equipment	(15,152)	(23,015)

Net cash used in investing activities	(15,152)	(23,015)

Cash flows from financing activities:
Payments on note payable to bank	—	(808,562)
Payments on secured line of credit	(1,751,383)	—
Proceeds from secured line of credit	1,507,331	445,902
Payments on factoring facility	(1,960,051)	—
Proceeds from factoring facility	2,206,238	—
Proceeds from issuance of notes payables and detachable stock warrants	125,000	125,000
Payments on equipment loan payable	(2,475)	(2,476)

Net cash provided by (used in) financing activities	124,660	(240,136)

Net decrease in cash and cash equivalents	(24,458)	73,149
Cash and cash equivalents, beginning of period	81,985	44,096
Cash and cash equivalents, end of period	$57,527	$117,245

Supplemental disclosures of cash flow information:
Interest paid	$243,447	$44,036
Income taxes paid	—	—

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

ASC Topic 350 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for either the quarter ended December 31, 2012 or the year ended March 31, 2012.

Goodwill is classified as Level 3 within the fair value hierarchy.

Stock Options

The Company follows the guidance cited in ASC Topic 718, Compensation – Stock Compensation, to account for its stock options. ASC Topic 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Stock-based compensation expense recognized under ASC Topic 718, which consists of stock-based compensation expense related to employee, consultant and director stock options and stock issuances, for the nine months ended December 31, 2012 and December 31, 2011 were $337,330 and $27,199, respectively.

ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the nine months ended December 31, 2012 and December 31, 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

Upon adoption of ASC Topic 718, the Company continues to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant.  There were 2,400,000 stock options (400,000 consultant options and 2,000,000 employee options) granted during the nine months ended December 31, 2012 and 50,000 employee stock options granted during the nine months ended December 31, 2011. There were 2,000,000 employee options granted during the quarter to the Chief Executive Officer of the Company that were immediately vested with an exercise price of $0.14 per share. The associated expense charged during the quarter ended December 31, 2012 was $268,295.

As of December 31, 2012, there was approximately $48,801 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a period of one year.

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

For the nine months ended December 31, 2012, 13,238,615 potential common stock equivalents have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.  For the nine months ended December 31, 2011, 15,369,508 potential common stock equivalents have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.  Options and warrants typically convert on a one-for-one basis – see below for details of the conversion of the preferred stock into shares of common stock. The weighted-average common stock equivalents that were excluded from the computation of diluted loss per share for the nine months ended December 31, 2012 and December 31, 2011 are as follows:

	For the Nine Months
	Ended December 31,
	2012	2011
Options outstanding:
Under the Company’s stock option plan	8,976,669	6,303,632
Outside the Company’s stock option plan	—	580,000
Warrants outstanding:
In conjunction with private placements	31,596	4,709,301
For services rendered and settlement	—	200,000
As consideration for note extensions	4,120,417	3,466,642
Convertible Series B preferred stock outstanding (a)	109,933	109,933

(a)	The Series B preferred stock is convertible into shares of common stock at a conversion ratio of one share of Series B preferred stock for one share of common stock.

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

Concentrations of Credit Risk

The Company sells its products and services throughout the United States and extends credit to its customers. It also performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.

One of our customers accounted for 67% and 58% of the total net revenues for the nine months ended December 31, 2012 and December 31, 2011, respectively.

At December 31, 2012, amounts due from three of the Company’s customers accounted for 44%, 29% and 12%, respectively, of accounts receivable. At December 31, 2011, amounts due from two of the Company’s customers accounted for 61%, and 12%, respectively, of accounts receivable.

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

The Company recorded a net loss of $809,197 for the nine months ended December 31, 2012 and has computed the tax provision for the nine months ended December 31, 2012 in accordance with the provisions of ASC Topic 740, Income Taxes and ASC Topic 270, Interim Reporting.  The Company has estimated that its overall effective tax rate for US purposes to be 0% for the nine months ended December 31, 2012. Consequently, the Company recorded zero income tax expense or benefit for the period ended December 31, 2012. The Company’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. At December 31, 2012 and March 31, 2012, a valuation allowance has been maintained to fully offset net deferred tax assets until it is evident that the deferred tax assets will be utilized in the future.

At December 31, 2012, the Company had approximately $30.1 million of net operating loss carryforwards for U.S. purposes.  These loss carryforwards will expire beginning in 2020 through 2030 if not utilized.

The Company records expense and penalties related to unrecognized tax benefits as income tax expense, and there is no liability accrued for the payment of interest and penalties as of December 31, 2012 and March 31, 2012, respectively.  The Company recognized no tax benefits or liabilities for uncertain positions during the nine months ended December 31, 2012.

3.	Property and Equipment

 Property and equipment at December 31, 2012 and March 31, 2012 consisted of the following:

	December 31, 2012	March 31, 2012
Furniture and fixtures	$102,631	$102,631
Office and telephone equipment	198,781	198,781
Computer equipment	861,183	855,564
Computer software	1,377,793	1,368,260
Leasehold improvements	64,732	64,732
	2,605,120	2,589,968
Less: accumulated depreciation and amortization	(2,453,060)	(2,405,581)
Total	$152,060	$184,387

Depreciation and amortization expense for the three months ended December 31, 2012 and December 31, 2011 was $13,745 and $19,586, respectively. Depreciation and amortization expense for the nine months ended December 31, 2012 and December 31, 2011 was $47,479 and $67,064, respectively.

4.	Bank Credit Line and Long-Term Debt

At December 31, 2012 and March 31, 2012, the Company’s bank credit line and long-term debt consisted of the following:

	December 31, 2012	March 31, 2012
Secured line of credit	$—	$243,923
Factoring facility	246,059	—
Notes payable	200,000	100,000
Notes payable – related parties	3,142,245	3,117,245
Notes payable – equipment	9,902	12,379
Unamortized debt discount	(164,309)	(270,246)
Total secured notes payable and bank debt	3,433,897	3,203,301
Less: Current portion of long-term debt	(370,283)	(244,667)
Long-term debt, net of current portion	$3,063,614	$2,958,634

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

On July 13, 2012, the Company and Porter Capital Corporation (“PCC”) entered into a certain Recourse Receivables Purchase & Security Agreement pursuant to which PCC has agreed to purchase from the Company certain of its accounts receivable from time to time (the “Factoring Agreement”).  The Factoring Agreement provides, among other things, that (i) the line of credit will be $1,000,000 measured as the unpaid face amount of all purchased receivables at any given time; (ii) the initial term of the facility will be one year with automatic one-year renewals unless the Company elects in advance not to renew; (iii) the advance rate under the facility will be 85% of the face amount of purchased receivables (the “Advance Amount”), with the remaining 15% being held in reserve until the purchased receivable is paid in full, (iv) interest will accrue on the Advance Amount until the purchased receivable is paid in full at an annual rate equal to (a) the greater of prime rate or 5%, plus (b) 1.75%; (v) additional service fees will accrue on the full face amount of each purchased receivable until such purchased receivable is paid in full at a rate of 0.90% for each 30 days, or 0.03% per day; and (v) the Company will owe a minimum term fee in an amount, if any, by which the sum of the interest paid plus the service fee paid plus the origination/renewal fee paid during the initial or any renewal term is less than $36,000. The obligations owed under the Factoring Agreement are secured by a perfected first priority security interest in all of the assets of the Company. In connection with entering into this factoring facility, the Company paid an origination fee of $7,500 when it first accessed the facility, which occurred on August 17, 2012. The Company will also be required to pay a renewal fee of $7,500 each year that it renews the facility. At December 31, 2012, the amount advanced under the facility was $246,059 and the amount held in reserve until each purchased receivable is paid was $43,573.  The combined amount of $289,632 is included in accounts receivable, trade on the Company's Balance Sheet. At December 31, 2012, the amount available for advance under the facility was $347,655.

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

In June 2012, the Company and the holders of the One-Year Notes and the Three-Year Warrants agreed to certain amendments to the One-Year Notes and the Three-Year Warrants. Specifically, the One-Year Notes were amended to (i) extend the maturity date of the notes out to August 1, 2013 and (ii) add a right to convert the notes into shares of the Company’s common stock at a conversion price of $0.43 per share, with such conversion price being subject to reduction in the event of certain dilutive equity issuances by the Company. The Three-Year Warrants were amended to (i) double the number of shares of the Company’s common stock into which the warrants are exercisable, (ii) extend the expiration date of the warrants to August 1, 2017 and (iii) add a provision that the exercise price of the warrants will be subject to reduction in the event of certain dilutive equity issuances by the Company. The unamortized discount on the One-Year-Notes was $4,076 at December 31, 2012.

In August 2012, the Company completed two closings of a private placement in which investors received in the aggregate $125,000 of 12% Senior Subordinated Convertible Notes due August 1, 2014 (the “Two-Year Notes”) and five-year warrants to purchase a total of 58,137 shares of the Company’s common stock at an exercise price of $0.43 per share, with such exercise price being subject to reduction in the event of certain dilutive equity issuances by the Company (the “Five Year Warrants”). Included in the Two-Year Notes is $25,000 held by a related party. Holders of the Two Year Notes have the right to convert the notes into shares of the Company’s common stock at a conversion price of $0.43 per share, with such conversion price being subject to reduction in the event of certain dilutive equity issuances by the Company. The Two-Year Notes accrue interest at a rate of 12% per annum payable monthly in arrears.  No principal payments are required to be made on the Two-Year Notes until the maturity date, which is August 1, 2014.  The Two-Year Notes are secured by a second lien on all of the assets of the Company, which is junior to the first lien that secures the Company’s factoring facility with PCC, pari passu with the One-Year Notes and senior to all other Company debt, including the affiliate debt. The Five Year Warrants were valued at $4,912, which represents the original issue discount to the Two-Year Notes. The unamortized discount on the Two-Year-Notes was $4,214 at December 31, 2012.

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

The maturity date on the Refinance Notes is January 1, 2014. Interest on the Refinance Notes is payable monthly and no principal payments are required until maturity.  The annual interest rate for the Nicholson Refinance Note is 12% but reduces to 10% if the principal balance drops below $1,905,000.  The annual interest rate for the Ramey Refinance Note is 10%. As of December 31, 2012, the Company had $525,737 in accrued but unpaid interest on the Refinance Notes. On July 11, 2012, the Company and the holders of the Refinance Notes entered into a letter agreement pursuant to which such holders agreed to (i) waive the default under their notes that has occurred and will continue to occur as a result of the Company’s failure to remain current on the interest owed on these notes and (ii) agreed not to take any action against the Company for such defaults.  These agreements expire on June 30, 2013.

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

The $25,000 of One-Year Notes held by a related party is reported on the balance sheet at December 31, 2012 net of unamortized debt discount of $812 in current portion of long term debt – related party and at March 31, 2012 net of unamortized debt discount of $0 in notes payable – related parties.

The $25,000 of the Two-Year Notes held by a related party is reported on the balance sheet at December 31, 2012 net of unamortized debt discount of $843 in notes payable – related parties.

Note Payable – Equipment

In December 2010, the Company entered into a capital lease agreement with CIT Technology Financing Services, Inc. to lease new telephone equipment for $16,505. The lease has a $1 purchase option at the end of 60 equal monthly installments of $379.  As of December 31, 2012, the outstanding balance on this capital lease was $9,902.

Payment Table

Future minimum payments under our loan agreements and notes payable at December 31, 2012 were as follows:

Fiscal Year Ended March 31,	Amount
2013	$246,884
2014	3,220,546
2015	128,301
2016	2,475
2017	—
$3,598,206

5.	Derivative Instruments

In June 2012, the Company modified the One-Year Notes and the Three-Year Warrants. After the modification, the One-Year Notes are convertible into shares of the Company’s common stock at any time at the option of the holder at the conversion price of $0.43 per share. If the Company, at any time or from time to time while any of the One-Year Notes are outstanding, issues (1) any common stock or common stock equivalent at a price per share that is less than the conversion price or (2) any common stock equivalents that entitle the holder thereof to acquire shares of common stock at a price per share that is less than the conversion price, then in each case, except for certain excluded issuances, the applicable conversion price shall be adjusted to equal to that lower issuance price. Both the One-Year Notes and the Three-Year Warrants, as amended, contain the same price protection. The Company determined the embedded conversion feature for the One-Year Notes and the Three-Year Warrants to be a derivative liability in accordance with ASC Topic 815, Derivatives and Hedging and estimated the fair value of the derivative using Lattice Model with Monte Carlo simulation as of June 28, 2012. Such estimates are revalued at each balance sheet date, with changes in value recorded as unrealized gains or losses in non-operating income (expense) in the Company’s statements of operations.

In August 2012, the Company issued the Two-Year Notes and the Five Year Warrants. The Two-Year Notes are convertible into shares of the Company’s common stock at any time at the option of the holder at the conversion price of $0.43 per share. If the Company, at any time or from time to time while any of the Two-Year Notes are outstanding, issues (1) any common stock or common stock equivalent at a price per share that is less than the conversion price or (2) any common stock equivalents that entitle the holder thereof to acquire shares of common stock at a price per share that is less than the conversion price, then in each case, except for certain excluded issuances, the applicable conversion price shall be adjusted to equal to that lower issuance price. Both the Two-Year Notes and the Five Year Warrants contain the same price protection. The Company determined the embedded conversion feature for the Two-Year Notes and the Five Year Warrants to be a derivative liability in accordance with ASC Topic 815, Derivatives and Hedging and estimated the fair value of the derivative using Lattice Model with Monte Carlo simulation as of August 7, 2012. Such estimates are revalued at each balance sheet date, with changes in value recorded as unrealized gains or losses in non-operating income (expense) in the Company’s statements of operations.

During the nine months ended December 31, 2012, the fair value of the derivative instruments liability decreased by $2,699. This was recorded as unrealized gain on fair value of derivative instruments in the accompanying statements of operations.

Activity for derivative instruments liability during the nine months ended December 31, 2012 was as follows:

	March 31, 2012	Activity During Fiscal Year	Decrease in Fair Value of Derivative liability	December 31, 2012
Derivative instruments	$—	$13,400	$(2,699)	$10,701

The following is a summary of the assumptions used in the Lattice valuation model as of the initial valuations of the derivative instruments issued during the nine months ended December 31, 2012 and as of December 31, 2012:

	Initial Valuations – December 31, 2012	December 31, 2012
Common stock issuable upon exercise of warrants and conversion of notes	755,809	755,809
Market value of common stock on measurement date	$0.12 - 0.15	$0.14
Projected	$0.12 - 0.43	$0.12 - 0.43
Offering price range (1)	$0.12 - 0.35	$0.12 - 0.35
Risk free interest rate (2)	0.27% - 0.71%	0.11% - 0.72%
Warrant and convertibles lives in years	1.00 – 5.00	.85 – 4.91
Expected volatility (3)	39% - 49%	39%
Expected dividend yields (4)	None	None

(1)	Represents the estimated offering price range in future offerings as determined by management
(2)	The risk-free interest rate was determined by management using 1, 3 or 5 year Treasury Bill as of the respective measurement date.
(3)	The volatility factor was estimated by management using the historical volatilities of comparable companies in the industry.
(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

6.	Fair Value Measurement

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012:

	Fair Value Measurements at December 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total carrying value as of December 31, 2012
Derivative instruments	$—	$—	$10,701	$10,701
Total	$—	$—	$10,701	$10,701

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

Leases

The Company leases an office in Sugar Land, Texas under an operating lease agreement that expires on January 31, 2018. Rent expense for the nine months ended December 31, 2012 and December 31, 2011 was $293,911 and $289,258, respectively. This lease was amended on June 2, 2011 to, among other things, extend the term through January 31, 2018 and provide for total rent abatements of approximately $188,000 and a refurbishment allowance of approximately $282,000. As of December 31, 2012, the Company has used approximately $215,262 of the refurbishment allowance. The Company expenses rent on a straight line basis over the lease term at $31,196 per month.

Future minimum lease payments under operating leases at December 31, 2012 were as follows:

Fiscal Year Ended March 31,	Amount
2013	$93,950
2014	378,932
2015	397,722
2016	416,512
2017	433,736
Thereafter	367,971
$2,088,823

8.	Stockholders’ Equity

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

At December 31, 2012 and March 31, 2012, there were accumulated, undeclared dividends in arrears of $489,878 and $458,802, respectively.

Stock Options

In August 2000, the Company’s Board of Directors approved the 2000 Stock Option Plan , which has since been amended and/or amended and restated multiple times (the “2000 Plan”).  As of December 31, 2012, the maximum aggregate number of shares which may be granted under the 2000 Plan was 10,000,000. Under the 2000 Plan, the exercise price must not be less than the fair market value on the date of grant of the option. The options vest in varying increments over varying periods and expire 10 years from the date of grant. In the case of incentive stock options granted to any 10% owners of the Company, the exercise price must not be less than 100% of the fair market value on the date of grant. During the nine months ended December 31, 2012, the Company granted 2,400,000 stock options under the 2000 Plan. There were 2,000,000 employee options granted during the quarter to the Chief Executive Officer of the Company that were immediately vested with an exercise price of $0.14 per share. The associated expense charged during the quarter ended December 31, 2012 was $268,295.

The following table summarizes certain information relative to stock options:

	2000 Stock Option Plan
	Shares	Weighted-Average Exercise Price
Outstanding, March 31, 2012	6,691,169	$0.59
Granted	2,400,000	$0.14
Forfeited/canceled	(114,500)	$0.69
Outstanding, December 31, 2012	8,976,669	$0.47
Exercisable, December 31, 2012	8,014,501	$0.51

The weighted-average remaining lives of the unvested options granted under the 2000 Plan at December 31, 2012 were 5.7 years.

Common Stock Grants

During the three months ended December 31, 2012, the Company granted 31,833 shares of common stock (at $0.15 per share based on the closing price of the common stock on the grant date) to its outside directors pursuant to the Company’s Outside Director Compensation Plan. The Company expensed $4,775 related to these grants during the three months ended December 31, 2012. These grants were made under the 2000 Plan.

Warrants

All warrants outstanding as of December 31, 2012 have an exercise price of $0.43. During the quarter ended December 31, 2012, 4,851,163 warrants issued in connection with a private placement with an exercise price of $0.43 expired. The warrants outstanding as of December 31, 2012 expire as of the following dates:

Expiration Date	Amount
June 26, 2014	1,854,141
February 9, 2015	1,612,501
April 1, 2015	537,499
August 1, 2017	174,413
4,178,554

9.	Liquidity

The Company has a history of experiencing negative cash flow from operations and continues to operate under liquidity constraints. Over the years, the Company has put a number of debt financings in place to address this ongoing situation. As of December 31, 2012, the Company had approximately $3.1 million of affiliate debt coming due January 1, 2014, $125,000 of debt coming due on August 1, 2013 and $125,000 of debt coming due on August 1, 2014. The Company also has a factoring agreement pursuant to which the Company borrows on certain outstanding accounts receivables from time to time. As of December 31, 2012, the Company had $525,737 in accrued but unpaid interest on the affiliate debt. Although the Company has had the right to pay the affiliate debt interest since March 2012, the affiliate debt holders have been willing to defer a portion of the affiliate debt interest in order to accommodate the Company’s liquidity constraints. The affiliate debt holders have agreed to (i) waive the defaults arising from the Company’s inability to keep current on the affiliate debt interest payments through June 30, 2013 and (ii) agreed not to take any action against the Company to collect this growing past due interest payment through June 30, 2013. However, there can be no assurance that the Company will be current on these payments or enter into a similar agreement beyond such date.

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

The Company has taken a number of steps to address and improve its liquidity.  These steps include additional rent abatements in fiscal year 2013 in connection with the negotiation of a renewal of the Company’s office lease and deferring interest payments on the affiliate debt, as needed.  The Company’s management believes the processes put in place will fund its operations through March 31, 2013, and for a reasonable period of time thereafter.  If the Company’s liquidity does not improve in a meaningful way, the Company will be forced to take additional steps to address the issue, primarily being restructuring the related party debt and raising additional equity and/or debt capital.  However, there can be no assurance that the Company would be successful in attempting to raise such capital.

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

ASC Topic No. 350 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reportable unit below its carrying amount. The Company did not record an impairment of goodwill for either the quarter ended December 31, 2012 or the year ended March 31, 2012. At the most recent testing date of March 31, 2012, the Company had significant excess fair value over its carrying value of goodwill.

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

One of our customers accounted for 67% and 58% of the total net revenues for the nine months ended December 31, 2012 and December 31, 2011, respectively.

At December 31, 2012, amounts due from three of our customers accounted for 44%, 29% and 12%, respectively, of accounts receivable. At December 31, 2011, amounts due from two of our customers accounted for 61% and 12%, respectively, of accounts receivable.

Results of Operations

The results of operations reflected in this discussion include our operations for the three and nine months ended December 31, 2012 and December 31, 2011.

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

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2012	2011	Change	2012	2011	Change
Software transactions and subscription	$616,144	$688,341	-10.5%	$1,899,838	$2,056,567	-7.6%
Software licensing	8,587	29,483	-70.9%	18,161	127,953	-85.8%
Software maintenance	164,210	213,203	-23.0%	506,172	518,837	-2.4%
Professional services	984,100	856,323	14.9%	2,261,272	2,266,838	-0.2%
Software resale	37,686	36,027	4.6%	46,617	112,716	-58.6%
Total revenue	$1,810,727	$1,823,377	-0.7%	$4,732,060	$5,082,911	-6.9%

Total revenue decreased by 6.9% for the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011. For the nine months ended December 31, 2012 as compared to the nine months ended December 31 2011, recurring revenue as a percentage of total revenue decreased 3.3% and non-recurring revenue as a percentage of total revenue decreased 3.6%. Total revenue decreased by 0.7% for the three months ended December 31 2012 as compared to the three months ended December 31, 2011. For the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, recurring revenue as a percentage of total revenue decreased 6.7% and non-recurring revenue as a percentage of total revenue increased 6.0%. Recurring revenue consists of software transaction and subscription revenue and software maintenance revenue, while non-recurring revenue consist of software licensing revenue, professional services revenue and software resale revenue.

Software transactional and subscription revenue decreased 10.5% for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. While we have had a net gain of customers in the current year period as compared to prior year period, there were fewer transactions processed in the current year period as our newer customers are in the ramp up stage. Software transactional and subscription revenue decreased 7.6% for the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011 due to the loss of a customer for a nine month period, while our newer customers are in the ramp up stage.

Software license revenue is recognized ratably over the period that related services are rendered.  Software license revenue decreased 70.9% for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, due to a nonrecurring Clearingworks product license upgrade where more work was performed in the prior year period. Software license revenue decreased 20.2% for the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011, due to a nonrecurring Clearingworks product license implementation that was completed in June 2011.

Software maintenance revenue decreased 23.0% for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 due to a loss of a customer and a reclass of revenue that was formerly maintenance to subscription revenue as a result of an amendment to a customer contract. Software maintenance revenue decreased 6.2% for the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011 due to a loss of a customer partially offset by the addition of a Clearingworks product at an existing customer.

Professional services revenue increased by 14.9% for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 due to the difference in timing of each period’s professional services engagements from a large customer. Professional services revenue decreased by 0.2% for the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011 due to the timing of professional services engagements from a large customer.

Software resale revenues increased 4.6% for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 related to sale of hardware that was part of a professional services engagement that occurred in the current year period. Software resale revenues decreased 58.6% for the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011 related to sale of hardware that was part of a professional services engagement that occurred in the prior year period.

Cost of Revenues

Cost of revenues includes personnel costs associated with our software, maintenance, support, training and installation services of our on premise and cloud-computing offerings.  Cost of revenues also includes the cost of other third party software resold in connection with our software. Cost of revenues for the three months ended December 31, 2012 decreased by $38,109, or 6.9%, to $510,465 as compared to $548,574 for the three months ended December 31, 2011. The decrease was due to lower data center costs and costs with our outsourced sales and marketing firm.

Cost of revenues for the nine months ended December 31, 2012 decreased by $119,576, or 7.2%, to $1,532,635 as compared to $1,652,211 for the nine months ended December 31, 2011. This decrease was due to a $105,000 decrease in outside services related to remote deposit capture payment project in the prior year.

Operating Expenses

Total operating expenses for the three months ended December 31, 2012 increased by $333,609, or 32.3%, to $1,370,878 as compared to $1,037,269 for the three months ended December 31, 2011. Total operating expenses for the nine months ended December 31, 2012 increased by $73,037, or 2.1%, to $3,502,586 as compared to $3,429,549 for the nine months ended December 31, 2011.

Research and development expenses for the three months ended December 31, 2012 increased by $23,907, or 13.9%, as compared to the three months ended December 31, 2011. Research and development expenses for the nine months ended December 31, 2012 increased by $4,764 or 0.8%, as compared to the nine months ended December 31, 2011. The increases were due to the research and development employees working on various consulting projects.

Sales and marketing expenses for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, decreased by $19,475, or 6.4%. The decrease is due to a decrease of $67,933 in sales and marketing outside services relating to expenses incurred from outside sales engagement during the three months ended December 31, 2011 which was terminated during the third quarter of fiscal year 2012, partially offset by an increase of $16,108 in personnel expenses incurred during the three months ended December 31, 2012 after bringing the sales and marketing functions in-house and $32,350 for trade shows. Sales and marketing expenses for the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011, decreased by $204,809, or 20.6%. The decrease is due to a decrease of $369,355 in sales and marketing outside services relating to expenses incurred from outside sales engagement during the nine months ended December 31, 2011 which was terminated during the third quarter of fiscal year 2012, partially offset by an increase of $110,127 in personnel expenses, $27,183 in commissions expense and $27,982 in other sales related expenses incurred during the nine months ended December 31, 2012 after bringing the sales and marketing functions in-house.

General and administrative expenses for the three months ended December 31, 2012 increased by $335,018, or 61.8%, as compared to the three months ended December 31, 2011. The increase is due to an increase of $279,479 in stock based compensation relating to granting of options, $35,958 of payroll expense and $13,825 in outside services and professional expense, partially offset by a decrease of $5,755 for all other expense. General and administrative expenses for the nine months ended December 31, 2012 increased by $292,667, or 16.8%, as compared to the nine months ended December 31, 2011. The increase is due to an increase of $310,131 in stock based compensation relating to granting of options partially offset by a decrease of $17,465 in all other general and administrative expense. There were 2,000,000 employee options granted during the quarter to the Chief Executive Officer of the Company that were immediately vested with an exercise price of $0.14 per share. The associated expense charged during the quarter ended December 31, 2012 was $268,295.

Depreciation and amortization expenses for the three months ended December 31, 2012 decreased by $5,841, or 29.8%, as compared to the three months ended December 31, 2011. Depreciation and amortization expenses for the nine months ended December 31, 2012 decreased by $19,585, or 29.2%, as compared to the nine months ended December 31, 2011. These decreases are primarily due to property and equipment items attaining a fully depreciated state during the current fiscal.

Other Expenses

Other expenses include interest expense, financing costs and unrealized gain on derivative instruments. Other expenses for the three months ended December 31, 2012 increased by $6,433, or 4.2%, to $160,249 as compared to $153,816 for the three months ended December 31, 2011. The increase is due to unrealized gain on derivative instruments of $14,458 and increased interest expense of $20,891 from the interest charges incurred on the deferred interest balance on the notes payable – related parties. Other expenses for the nine months ended December 31, 2012 increased by $59,587, or 13.3%, to $506,036 as compared to $446,479 for the nine months ended December 31, 2011. The increase is due to increased interest expense of $62,257 from the interest incurred on the deferred interest balance on the notes payable – related parties.

Net Loss

Net loss for the three months ended December 31, 2012 increased by $314,584 to a net loss of $230,865 compared to net income of $83,718 for the three months ended December 31, 2011. Net loss for the nine months ended December 31, 2012 increased by $363,869 to a net loss of $809,197 compared to a net loss of $445,328 for the three months ended December 31, 2011. For details related to these losses, see the preceding discussions related to revenues, cost of revenues, operating expenses and other income sections above.

Liquidity and Capital Resources

We have a history of experiencing negative cash flow from operations and continue to operate under liquidity constraints. Over the years, we have put a number of debt financings in place to address this ongoing situation. As of December 31, 2012, we have approximately $3.1 million of affiliate debt coming due January 1, 2014, $125,000 of debt coming due on August 1, 2013 and $125,000 of debt coming due on August 1, 2014. We also have a factoring agreement pursuant to which we borrow on certain outstanding accounts receivable from time to time. As of December 31, 2012, we had $525,737 in accrued but unpaid interest on the affiliate debt. Although we have had the right to pay the affiliate debt interest since March 2012, the affiliate debt holders have been willing to defer a portion of the affiliate debt interest in order to accommodate our liquidity constraints. The affiliate debt holders have agreed to (i) waive the defaults arising from our inability to keep current on the affiliate debt interest payments through June 30, 2013 and (ii) agreed not to take any action against us to collect this growing past due interest payment through June 30, 2013. However, there can be no assurance that we will be current on these payments or enter into a similar agreement beyond such date. With respect to the $3.1 million in principal payments due to the affiliate debt holders on January 1, 2014 and any unpaid interest thereon as of such date as well as the $125,000 of debt coming due on August 1, 2013, we will have to come to an agreement with the holders of such debt to restructure the payment terms thereof or obtain other adequate sources of debt or equity funding to retire this debt when it comes due.

We will need to increase revenues from transaction and subscription based software license contracts and professional services agreements and software licenses to achieve and sustain profitability.

We have taken a number of steps to address and improve our liquidity.  These steps include additional rent abatements in fiscal 2013 in connection with the negotiation of a renewal of our office lease and deferring interest payments on the affiliate debt, as needed.  Management believes the processes put in place will fund its operations through March 31, 2013, and for a reasonable period of time thereafter.  If our liquidity does not improve in a meaningful way, we will be forced to take additional steps to address the issue, primarily being restructuring the related party debt and raising additional equity and/or debt capital.  However, there can be no assurance that we would be successful in attempting to raise such capital.

Cash and cash equivalents at December 31, 2012 were $57,527 as compared to $81,985 at March 31, 2012.

Cash used by operating activities for the nine months ended December 31, 2012 was $133,966, which consisted of a net loss of $809,197 offset by changes in working capital of $147,413 and by noncash expenses of $527,817. Cash provided by operating activities for the nine months ended December 31, 2011 was $336,300, which consisted of a net loss of $445,326 offset by changes in working capital of $561,054 and by noncash expense of $220,574.

Cash used by investing activities for the nine months ended December 31, 2012 and December 31, 2011 was $15,152 and $23,015, respectively, representing minimal capital expenditures during the period.

Cash provided by financing activities for the nine months ended December 31, 2012 was $124,660, resulting from increased borrowing, net of payments, from the secured line of credit and factoring facility of $2,135 and $125,000 in proceeds from the issuance of notes payable and detachable stock warrants. For the nine months ended December 31, 2011, cash used in financing activities was $240,136, resulting from decreased borrowings, net of payments of $365,136, from the Company’s secured line of credit and note payable to bank and $125,000 in proceeds from the issuance of notes payable and detachable stock warrants.

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

None

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

Dated:  February 14, 2013

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

